Form 10-Q
period 1997-06-30
AMERICAN RETIREMENT CORP
filed 1997-08-14
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1997

  (  )      Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act  of 1934
            For the transition period from            to
                                           ----------     -----------
            Commission file number    01-13031
                                   ------------------------


                         AMERICAN RETIREMENT CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Tennessee                                              62-1674303
--------------------------------                            ------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


111 Westwood Place, Suite 402, Brentwood, TN                       37027
--------------------------------------------                     -----------
(Address of principal executive offices)                         (Zip Code)


                                 (615) 221-2250
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes       No   X
                                   -----    -----

As of August 14, 1997 there were 11,406,250 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)                                Page
                  Condensed Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1996  .........................  3

                  Condensed Consolidated Statements
                  of Operations for the Three Months Ended
                  June 30, 1997 and June 30, 1996 ..............................  4

                  Condensed Consolidated Statements
                  of Operations for the Six Months Ended
                  June 30, 1997 and June 30, 1996  .............................  5

                  Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended June 30, 1997
                  and June 30, 1996 ............................................  6

                  Notes to Condensed Consolidated
                  Financial Statements  ........................................  7

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations ................................................  10

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K .............................  20

Signatures        ..............................................................  21


PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                  June 30, 1997    December 31, 1996
                                                                   -------------    -----------------
                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                           $ 21,863            $  3,222
 Assets limited as to use                                               3,462               1,022
 Resident and health care receivables                                   3,912               2,782
 Management services receivables                                          719                 565
 Inventory                                                                419                 420
 Prepaid expenses                                                       1,011                 340
 Deferred income taxes                                                     --                 920
                                                                     --------            --------
  Total current assets                                                 31,386               9,271

 Assets limited as to use, excluding amounts classified as current      3,183               3,607
 Land, buildings and equipment, net                                   207,020             213,124
 Marketable securities                                                     52                  52
 Other assets                                                           4,431               2,108
                                                                     --------            --------
   Total assets                                                      $246,072            $228,162
                                                                     ========            ========

LIABILITIES AND PARTNERS' AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                                  $  5,935              $8,053
  Accounts payable                                                      3,042               2,441
  Redemption payable                                                       --               5,195
  Accrued expenses                                                      6,937               6,239
  Accrued partner distributions                                            --               1,632
                                                                     --------            --------
   Total current liabilities                                           15,914              23,560

 Tenant deposits                                                        4,365               3,850
 Long-term debt, excluding current portion                            161,324             162,636
 Deferred gain on sale-leaseback transactions                           4,311                  --
 Deferred income taxes                                                  9,807                  --
 Other long-term liabilities                                              229                 234
                                                                     --------            --------
   Total liabilities                                                  195,950             190,280

 Partners' and shareholders' equity:
  General and limited partners' interests                                  --              37,882
  Common stock, $.01 par value; 50,000,000 shares authorized
   11,406,250 shares issued and outstanding                               114                  --
  Additional paid-in capital                                           60,213                  --
  Accumulated deficit                                                 (10,205)                 --
                                                                     --------            --------
   Total partners' and shareholders' equity                            50,122              37,882
                                                                     --------            --------
   Total liabilities and partners' and shareholders' equity          $246,072            $228,162
                                                                     ========            ========




See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                        Three months ended
                                                                                   ----------------------------
                                                                                   June 30, 1997  June 30, 1996
                                                                                   -------------  -------------
Revenues:
    Resident and health care revenue                                                  $ 22,442     $ 18,085
    Management services revenue                                                            437          405
                                                                                      --------     --------
       Total revenues                                                                   22,879       18,490

Expenses:
    Community operating expenses                                                        14,120       11,457
    Lease expense (net)                                                                    544         --
    General and administrative                                                           2,184        1,238
    Depreciation and amortization                                                        1,621        1,775
                                                                                      --------     --------
       Total operating expenses                                                         18,469       14,470
                                                                                      --------     --------

       Income from operations                                                            4,410        4,020

Other income (expense):
    Interest expense                                                                    (3,354)      (2,839)
    Interest income                                                                        214           53
    Other                                                                                  (31)          (2)
                                                                                      --------     --------
       Other income (expense), net                                                      (3,171)      (2,788)
                                                                                      --------     --------

       Income before income taxes                                                        1,239        1,232

Income tax expense - current                                                                92         --
Income tax expense - deferred                                                           10,728         --
                                                                                      --------     --------
       Net income (loss)                                                                (9,581)       1,232

Preferred return on special redeemable preferred limited partnership interests            --            339
                                                                                      --------     --------
       Net income (loss) available for distribution to partners and shareholders      ($ 9,581)    $    893
                                                                                      ========     ========

Pro forma earnings data:
    Income before income taxes, as reported                                              1,239        1,232
    Pro forma income tax expense                                                           471          468
                                                                                      --------     --------
    Pro forma income                                                                       768          764
    Preferred return on special redeemable preferred
       partnership interests                                                              --            339
                                                                                      --------     --------
    Pro forma income available for distribution to partners and shareholders          $    768     $    425
                                                                                      ========     ========

Pro forma earnings per common share:
    Pro forma income                                                                  $   0.08     $   0.08
    Preferred return on special redeemable preferred limited partnership interests        --           0.04
                                                                                      --------     --------
    Proforma income available for distribution to partners and shareholders           $   0.08     $   0.05
                                                                                      ========     ========

    Shares used in computing pro forma earnings per share data                          10,124        9,375
                                                                                      ========     ========



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                     Six months ended
                                                                                ---------------------------
                                                                              June 30, 1997     June 30, 1996
                                                                              -------------     -------------
Revenues:
 Resident and health care revenue                                                $43,424            $33,888
 Management services revenue                                                         965                918
                                                                                 -------            -------
  Total revenues                                                                  44,389             34,806

Expenses:
 Community operating expenses                                                     27,519             21,727
 Lease expense (net)                                                               1,072                 --
 General and administrative                                                        4,070              2,421
 Depreciation and amortization                                                     3,206              3,165
                                                                                 -------            -------
  Total operating expenses                                                        35,867             27,313
                                                                                 -------            -------

  Income from operations                                                           8,522              7,493

Other income (expense):
 Interest expense                                                                 (6,611)            (4,733)
 Interest income                                                                     364                132
 Other                                                                               (61)                (8)
                                                                                 -------            -------
  Other income (expense), net                                                     (6,308)            (4,609)
                                                                                 -------            -------
  Income before income taxes and extraordinary item                                2,214              2,884

Income tax expense - current                                                          92
Income tax expense - deferred                                                     10,728                 --
                                                                                 -------            -------

  Income (loss) before extraordinary item                                         (8,606)             2,884

Extraordinary loss on extinguishment of debt                                          --              2,335
                                                                                 -------            -------
  Net income (loss)                                                              ($8,606)            $  549
                                                                                 =======            =======

Preferred return on special redeemable preferred limited partnership interests        --                714
                                                                                 -------            -------

  Net income (loss) available for distribution to partners and shareholders      ($8,606)           ($  165)
                                                                                 =======            =======

Pro forma earnings data:
 Income before income taxes and extraordinary item                                 2,214              2,884
 Pro forma income tax expense                                                        841              1,096
                                                                                 -------            -------
 Pro forma income before extraordinary item                                        1,373              1,788
 Preferred return on special redeemable preferred
  partnership interests                                                               --                714
                                                                                 -------            -------
 Pro forma income before extraordinary item available
  for distribution to partners and shareholders                                    1,373            $ 1,074
                                                                                 =======            =======
Pro forma earnings per common share:
 Pro forma income before extraordinary item                                        $0.14              $0.19
 Preferred return on special redeemable preferred limited partnership interests       --               0.08
                                                                                 -------            -------
 Pro forma income before extraordinary item available for
  distribution to partners and shareholders                                        $0.14              $0.11
                                                                                 =======            =======
 Shares used in computing pro forma earnings per share data                        9,752              9,375
                                                                                 =======            =======



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                            Six months ended
                                                                      ------------------------------
                                                                      June 30, 1997    June 30, 1996
                                                                      -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                    ($8,606)       $   549
    Adjustments to reconcile net income to operating cash:
       Depreciation and amortization                                       3,206          3,165
       Deferred income taxes                                              10,728             --
       Extinguishment of debt                                                 --          2,335
       Amortization of deferred gain                                        (102)            --
    Increase (decrease), net of acquisitions, in cash due to changes in:
       Receivables                                                        (1,284)           190
       Inventory                                                               1            (17)
       Prepaid expenses                                                     (643)            39
       Other assets                                                         (333)           (59)
       Accounts payable                                                      601            248
       Accrued expenses                                                      620          1,812
       Tenant deposits                                                       502            (17)
       Other long-term liabilities                                           (28)           (74)
                                                                         -------        -------
Net cash provided by operating activities                                $ 4,662        $ 8,171

Cash flows from investing activities:
    Additions to land, building and equipment                            (10,851)        (2,125)
    Acquisition of retirement communities                                     --        (63,184)
    Acquisition of assisted living residences                            (11,524)            --
    Investments in joint ventures                                         (1,030)            --
    Proceeds from (purchases of) assets whose use is limit                (1,987)           289
    Proceeds from the maturity of marketable securities                       --             50
    Proceeds from the sale of assets                                      28,789            437
                                                                         -------        -------
Net cash provided (used) by investing activities                           3,397        (64,533)

Cash flows from financing activities:
    Proceeds from initial public offering, net of expenses                45,221             --
    Repayment of reorganization note                                     (21,875)            --
    Payment of redeemable preferred interests                             (5,195)        (4,805)
    Distributions to partners                                             (4,132)        (3,576)
    Expenditures for financing costs                                         (32)          (341)
    Proceeds from the issuance of long-term debt                          17,132         68,948
    Principal payments on long-term debt                                 (20,537)          (826)
                                                                         -------        -------
Net cash provided by financing activities                                 10,582         59,400

    Net increase in cash and cash equivalents                             18,641          3,038
                                                                         -------        -------
Cash and cash equivalents at beginning of period                           3,222          3,825
                                                                         -------        -------
Cash and cash equivalents at end of period                               $21,863        $ 6,863
                                                                         =======        =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             $ 6,268        $ 3,356
                                                                         =======        =======



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1996 amounts have been reclassified to conform with the 1997 presentation. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the combined and consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Registration Statement on Form S-1 (No. 333-23197), as filed with the Securities and Exchange Commission (the "Registration Statement") relating to the Company's initial public offering on May 30, 1997 (the "IPO").

Prior to the IPO, the Company's facilities were owned, managed and/or operated by one or more limited partnerships of the Company's predecessor, American Retirement Communities, LP (the "Partnership" or "Predecessor"). As the Company is newly formed, all references to the Company in connection with historical financial data or otherwise include the Predecessor.

2.   INITIAL PUBLIC OFFERING

On May 30, 1997, the Company completed an IPO of 3,593,750 shares of common stock, the proceeds of which (after underwriting discounts and expenses) amounted to approximately $45.2 million. The Company used approximately $21.9 million of the net proceeds from the IPO to repay the promissory note resulting from the reorganization discussed below. The balance of the net proceeds are being used for working capital purposes, including the development and construction of free-standing assisted living residences and possible acquisitions.

3.   FORMATION OF AMERICAN RETIREMENT CORPORATION AND PRO FORMA ADJUSTMENTS

The Partnership was reorganized concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of common stock and a promissory note for approximately $21.9 million (the "Reorganization").

(a) Pro Forma Earnings Data: The pro forma adjustment reflected on the statements of operations provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, assuming the Partnership was subject to taxes.
(b) Pro Forma Earnings per Share: Pro forma earnings per share are based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the Reorganization plus 1,562,500 shares for the approximate $21.9 million promissory note.
(c) Tax Expense Charge to Income: At the time of the Reorganization and as a result of the conversion from a limited partnership to a corporation, the Company recorded as a one-time charge to income a net deferred income tax expense of approximately $10.6 million resulting from the difference between the accounting and tax bases of the new corporation's assets and liabilities.

4.   EQUITY

The following table summarizes the Company's equity transactions for the six months ended June 30, 1997:

                                                                     Additional
                                          Partners'       Common       Paid-In      Retained
                                           Equity         Stock        Capital      Earnings       Total
                                       ------------------------------------------------------------------
Balance at December 31, 1996               $37,882                                                $37,882
Net income (loss)                            1,599                                  (10,205)       (8,606)
Partner distributions                       (2,500)                                                (2,500)
Reorganization Note                        (21,875)                                               (21,875)
Transfer of partnership equity for
   7,812,500 shares of common stock        (15,106)          78        15,028                           0
Net proceeds from issuance of
   3,593,750 shares of common stock                          36        45,185                      45,221
                                       ------------------------------------------------------------------
Balance at June 30, 1997                   $     0         $114       $60,213     ($10,205)       $50,122
                                       ==================================================================

5.  INCOME TAXES

The total provision for income taxes for the quarter ended June 30, 1997 was $10.8 million consisting of current income tax expense of $.1 million and deferred tax expense of $10.7 million. The deferred tax expense includes an increase in deferred income tax liabilities of $12.2 million primarily related to the Reorganization. The increase in deferred income tax liabilities is partially offset by an increase in deferred income tax assets of $2.3 million, also related primarily to the Reorganization. The Company believes that it is more likely than not that the benefits of the deferred income tax assets will be realized. Accordingly, the Company has not established a valuation allowance against the deferred tax assets. The net deferred income tax liability as of June 30, 1997 was $9.8 million.

6.  ACQUISITIONS

In May 1997, the Company acquired assisted living residences in Tarpon Springs, Florida and Corpus Christi, Texas and a leasehold interest in an assisted living residence in Victoria, Texas. The total consideration was approximately $11.5 million, of which approximately $8.2 million was financed through mortgage loans and the remaining $3.3 million was paid in cash.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 , "Earnings Per Share". This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective beginning with the Company's quarter ended December 31, 1997 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS No. 128 replaces primary and fully diluted earnings per share. There will be no impact on the calculation of basic earnings per share for the quarters ended June 30, 1997 and 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. SFAS No. 130 will be effective for the Company's fiscal year ending December 31, 1998. Adoption of SFAS No. 130 is not expected to significantly impact the Company's financial position or results of operations, including the required comparative presentation for prior periods.

In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to shareholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company beginning with the Company's first quarter of 1998. Adoption of SFAS No. 131 will not impact the Company's financial position or results of operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a national senior living and health care company providing a broad range of care and services to the elderly within a residential setting. The Company currently operates 22 senior living communities in 12 states with an aggregate resident capacity of approximately 5,800. The Company currently owns 12 communities, leases 3 communities pursuant to long-term leases, and manages 7 communities pursuant to management agreements. The Company is currently constructing or developing 27 assisted living residences with a resident capacity of over 2,300 and expansions of 7 of its owned or leased retirement communities and one of its managed communities, which will add additional resident capacity of 437.

The Company completed the IPO and related Reorganization during the second quarter of 1997. The IPO provided net proceeds to the Company of approximately $45.2 million, $21.9 million of which was used to repay a promissory note resulting from the Reorganization (the "Reorganization Note"). Prior to the IPO, the Company's accounting predecessor operated as a limited partnership.

The Company reported pro forma income of $768,000, or $.08 per share, on revenues of $22.9 million for the quarter ended June 30, 1997, as compared with pro forma income of $764,000, or $.08 per share on revenues of $18.5 million for the comparable prior year period.

In May, 1997, the Company acquired two assisted living residences and acquired a long-term leasehold interest in a third. The two acquired residences have an aggregate resident capacity of 154 and the newly leased residence has a resident capacity of 90. The two acquisitions were completed at an aggregate price of $67,000 per unit. During the three months ended June 30, 1997, the Company also entered into agreements to manage five home health agencies for third-parties, and commenced operation of additional owned home health agencies at two of its continuing care retirement communities. The Company currently operates ten home health agencies based in its owned or leased retirement communities, and manages five home health agencies for third parties.

The Company is currently developing approximately 27 free-standing assisted living residences with an aggregate resident capacity of approximately 2,300 at an aggregate estimated cost to complete and lease-up such residences of approximately $200 million to $240 million. The Company is currently constructing an $11.6 million expansion at one of its owned communities and is constructing, on behalf of the lessor, a $14.0 million expansion at one of its leased communities. In addition, the Company plans to commence additional expansions at five of its owned communities, which are expected to cost approximately $50.0 million to $60.0 million to complete and lease-up. These seven expansion projects will add capacity to accommodate an additional 615 residents. In addition to the expansion of its owned and leased communities, the Company is currently managing the expansion of one of its managed communities.

The Company's growth strategy also includes the acquisition of free-standing assisted living residences and other senior living communities; home health care agencies; and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of 1) resident and health care revenues, which include all resident and home health care agency fees, and 2) management services revenue, which include fees, net of reimbursements, for the development, marketing and management of facilities and home health care agencies owned by third parties. The Company's resident and healthcare revenues are derived from: 1) monthly service fees from independent and assisted living residents; 2) per visit billings from home health care patients and companion services clients; and 3) per diem charges from residents receiving nursing care. The Company's operating expenses are comprised of 1) community operating expenses, which includes all operating expenses of the Company's owned or leased facilities, including the expenses of its home health care agencies; 2) general and administrative expense, which includes all corporate office overhead; 3) lease expense; and 4) depreciation and amortization expenses.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                       JUNE 30, 1997                 JUNE 30, 1996

END OF PERIOD CAPACITY             STABLE(1)      TOTAL          STABLE(1)      TOTAL
                                   -------        -----          --------       -----
Owned                                2,912        3,002             3,244       3,365
Leased                                 483          573                --          --
Managed(2)                           2,159        2,159             1,842       2,159
                                     -----        -----             -----       -----
Total                                5,554        5,734             5,086       5,524

END OF PERIOD OCCUPANCY
Owned                                  95%          93%               94%         91%
Leased                                 93%          84%                --          --
Managed(2)                             93%          93%               95%         88%
                                     -----        -----             -----       -----
Total                                  94%          92%               94%         90%

----------
1 The "stabilized" category includes any community or expansion phase after it has achieved the earlier of 95% occupancy or been open at least 12 months.

2 As an exception to the "stabilized" definition, 1996 stabilized results do not include a large managed retirement community with a capacity of over 240 residents which opened in May 1995.

The following table sets forth certain selected financial and operating data on a Same Facility basis. For purposes of the following discussion, "Same Facility basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Revenues on a Same Facility basis do not include any management services revenues.

                                                               Three Months Ended            Six Months Ended
                                                                     June 30                     June 30
                                                             1997      1996      %       1997     1996       %
STATEMENT OF OPERATIONS DATA:                                ----      ----     ----     ----     ----      ----
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)
   Monthly/per diem service fees                            15,740    14,523     8.4%   30,962   28,803     7.5%
   Home health and companion services revenue                2,464     1,486    65.8%    4,424    3,010    47.0%
                                                            ------    ------    -----   ------   ------    -----
      Resident and health care revenue                      18,204    16,009    13.7%   35,386   31,813    11.2%
   Community operating expense                              11,675    10,246    13.9%   22,866   20,570    11.2%
                                                            ------    ------    -----   ------   ------    -----
      Resident income from operations                        6,529     5,763    13.3%   12,520   11,243    11.4%
      Resident income from operations margin(1)              35.9%     36.0%    (0.1%)   35.4%    35.3%     0.1%

   Lease expense                                               499        --       --    1,027       --       --
   Depreciation and amortization                             1,160     1,342   (13.6%)   2,260    2,642   (14.5%)
                                                            ------    ------    -----   ------   ------    -----
      Income from operations                                 4,870     4,421    10.2%    9,233    8,601     7.3%

   Other data:
      Resident Capacity                                      2,309     2,309             2,309    2,309
      Number of communities                                     10        10                10       10
      Average occupancy rate(2)                              95.5%     94.1%     1.4%    95.6%    93.6%      2.0%

      Average monthly revenue per occupied unit(3)          $2,381    $2,229     6.8%   $2,337   $2,220      5.3%
      Average monthly expense per occupied unit(4)          $1,493    $1,387     7.6%   $1,471   $1,398      5.2%

1 "Resident income from operations margin" represents "Resident income from operations" as a percentage of "Resident and health care revenue."

2 "Average occupancy rate" is based on the ratio of occupied apartments to available apartments expressed on a monthly basis for independent and assisted living residences, and occupied beds to available beds on a per diem basis for nursing beds.

3 "Average monthly revenue per occupied unit" is total resident and health care revenues, excluding home health care agency and companion services fees, divided by total occupied apartments and nursing beds expressed on a monthly basis.

4 "Average monthly expense per occupied unit" is total community operating expenses, excluding home health care agency and companion services expenses, divided by total occupied apartments and nursing beds, expressed on a monthly basis.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

Revenues Total revenues were $22.9 million for the three months ended June 30, 1997 compared to $18.5 million for the three months ended June 30, 1996, representing an increase of $4.4 million, or 23.7%. Resident and health care revenues increased by $4.4 million and management services revenues remained essentially unchanged. Of the increase in resident and health care revenues, $2.2 million, or 50.0%, was attributable to revenues derived from two senior living communities acquired in May 1996, one assisted living residence acquired in May 1997, and one assisted living residence leasehold acquired in May 1997. The remaining $2.2 million, or 50.0%, of such increase was attributable to Same Facility growth.

Revenues attributable to Same Facilities were $18.2 million for the three months ended June 30, 1997, representing an increase of $2.2 million, or 13.7%, over the same period in 1996. Home health care agency and companion services fees on a Same Facility basis increased by $978,000, or 65.8%, over the prior period. Monthly/per diem service fee revenue on a Same Facility basis increased $1.2 million, or 8.4%, over the three months ended June 30, 1996. Of this increase, 7% was due primarily to increases in average rates (including adjustments to Medicare rates) and 1.4% was due to higher occupancy. Same Facility average occupancy rates increased to 95.5% for the three months ended June 30, 1997 from 94.1% for the three months ended June 30, 1996.

Community Operating Expenses Community operating expenses increased to $14.1 million for the three months ended June 30, 1997, as compared to $11.5 million for the three months ended June 30, 1996, representing an increase of $2.7 million, or 23.2%. Of the increase in community operating expenses, $1.23 million, or 46.3%, was attributable to expenses from acquired senior living communities and acquired and newly leased assisted living residences, and 53.7% of the increase was attributable to Same Facility operating expenses, which increased by $1.4 million, or 13.9%, over the comparable period of the prior year. Of such increase, $595,000 was attributable to increases in home health care agency and companion services expenses. Same Facility operating expenses, exclusive of home health care agency and companion services expenses, increased 9.2% for the three months ended June 30, 1997 as compared to the comparable period in the prior year. Community operating expense as a percentage of resident and health care revenues decreased to 62.9% for the three months ended June 30, 1997, from 63.3% for the three months ended June 30, 1996. Same Facility community operating expense as a percentage of Same Facility resident and health care revenues increased to 64.1% for the three months ended June 30, 1997 from 64.0% in the comparable period in the prior year, primarily due to the growth of home health and companion services operations. Same Facility operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Facility revenues exclusive of home health and companion services revenue increased to 62.7% for the three months ended June 30, 1997 from 62.2% for the comparable period in 1996, primarily due to effects of the minimum wage increase as well as delayed recognition of certain Medicare revenues.

General and Administrative General and administrative expense increased to $2.2 million for the three months ended June 30, 1997, as compared to $1.2 million for the three months ended June 30, 1996, representing an increase of $946,000, or 76.4%. Of this increase, $300,000 was directly related to the growth of the Company's home health care agencies and $240,000 of the increase related to salary and wage expenses of new employees (excluding those added to support the Company's home health agencies). The remaining increase of approximately $406,000 resulted from continued investments in infrastructure necessary to support the Company's growth. General and administrative expense as a percentage of total revenues increased to 9.5% for the three months ended June 30, 1997, from 6.7% for the comparable period in the previous year.

Lease Expense The Company incurred lease expense of $544,000 for the three months ended June 30, 1997, as a result of a sale-leaseback (the "Sale-Leaseback Transaction") of two of the Company's retirement communities in January 1997, and the acquisition of a leasehold interest in an assisted living residence in May, 1997. The Company did not incur lease expense prior to the Sale-Leaseback Transaction.

Depreciation and Amortization Depreciation and amortization expense decreased to $1.6 million for the three months ended June 30, 1997, from $1.8 million for the three months ended June 30, 1996, representing a decrease of $154,000, or 8.7%. The decrease was primarily the result of decreases related to the Sale-Leaseback Transaction partially offset by increases related to the acquisitions of two retirement communities in May 1996 and one assisted living residence in May 1997. Same Facility depreciation and amortization expense decreased to $1.2 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996, as a result of the Sale-Leaseback Transaction.

Income from Operations Income from operations increased to $4.4 million for the three months ended June 30, 1997 from $4.0 million for the three months ended June 30, 1996, representing an increase of 9.7%.

Other Income (Expense) Interest expense increased to $3.4 million in the three months ended June 30, 1997, from $2.8 million for the three months ended June 30, 1996, representing an increase of $500,000, or 18.1%. The increase in interest expense was a result of indebtedness incurred in connection with the acquisition of two retirement communities in May 1996, offset in part by a reduction in indebtedness in connection with the Sale-Leaseback Transaction. Interest expense, as a percentage of total revenues, decreased to 14.7% for the three months ended June 30, 1997 from 15.4% for the comparable period in the prior year. Interest income increased to $214,000 in the three months ended June 30, 1997 from $53,000 for the comparable period in the previous year, primarily due to income generated from the investment of the net proceeds of the IPO.

Income Tax Expense During the three months ended June 30, 1997, the conversion from a non-taxable limited partnership to a taxable corporation resulted in a one-time $10.7 million charge to income related to the recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities.

Net Income As a result of the foregoing factors, the Company reported a net loss of $9.6 million for the three months ended June 30, 1997. Adjusting for the effect of the income tax expense referenced above, the Company reported pro forma income of $768,000 for the three months ended June 30, 1997. For the three months ended June 30, 1996, the Company reported pro forma income of $764,000, pro forma income available for distribution to partners and shareholders of $425,000, and net income of $893,000. The adjustment for net income available for distribution to partners and shareholders relates to $10 million of preferred limited partnership interests which were fully redeemed in January 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

Revenues Total revenues were $44.4 million for the six months ended June 30, 1997 compared to $34.8 million for the comparable period in 1996, representing an increase of $9.6 million, or 27.5%. Resident and health care revenues increased by $9.5 million, and management services revenues increased by $47,000. Of the increase in resident and health care revenues, $6.0 million, or 62.7%, was attributable to revenues derived from two senior living communities acquired in May 1996, one assisted living residence acquired in May 1997, and one assisted living residence leasehold acquired in May 1997. The remaining $3.6 million, or 37.3%, of such increase was attributable to Same Facility growth.

Revenues attributable to Same Facilities were $35.4 million for the six months ended June 30, 1997, representing an increase of $3.6 million, or 11.2%, for the comparable period in 1996. Home health care agency and companion services fees on a Same Facility basis increased by $1.4 million, or 47%, over the comparable 1996 period. Monthly/per diem service fee revenue on a Same Facility basis increased $2.2 million, or 7.5%, over the comparable 1996 period. Of this increase, 5.5% was due primarily to increases in average rates (including Medicare rate adjustments) and 2.0% was due to higher occupancy. Same Facility average occupancy rates increased to 95.6% for the six months ended June 30, 1997 from 93.6% for the comparable period in 1996.

Community Operating Expenses Community operating expenses increased to $27.5 million for the six months ended June 30, 1997, as compared to $21.7 million for the comparable period in 1996, representing an increase of $5.8 million, or 26.7%. Of the increase in community operating expenses, $3.5 million, or 60.3%, was attributable to expenses from acquired senior living communities and acquired and newly leased assisted living residences, and 39.6% of the increase was attributable to Same Facility operating expenses, which increased by $2.3 million, or 11.2%, over the comparable 1996 period. Of such increase, $948,000 was attributable to increases in home health care agency and companion services expenses. Same Facility operating expenses, exclusive of home health care agency and companion services expenses, increased 7.4% for the six months ended June 30, 1997 as compared to the comparable period in 1996. Community operating expense as a percentage of resident and health care revenues declined to 63.4% for the six months ended June 30, 1997 from 64.1% for the comparable period in 1996. Same Facility community operating expense as a percentage of Same Facility resident and health care revenues declined to 64.6% for the six months ended June 30, 1997 from 64.7% for the comparable period in 1996. Same Facility operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Facility revenues, exclusive of home health and companion services revenue decreased to 62.9% for the six months ended June 30, 1997 from 63.0% for the comparable period in 1996.

General and Administrative General and administrative expense increased to $4.1 million for the six months ended June 30, 1997, as compared to $2.4 million for the comparable period in 1996, representing an increase of $1.6 million, or 68.1%. Of this increase, $580,000 was directly related to the growth of the Company's home health care agencies and $427,000 of the increase related to salary and wage expenses of new employees. The remaining increase of approximately $642,000 resulted from continued investments in infrastructure necessary to support the Company's growth. General and administrative costs as a percentage of total revenues increased to 9.2% for the six months ended June 30, 1997 from 7.0% for the comparable period of the prior year.

Lease Expense The Company incurred lease expense of $1.1 million for the six months ended June 30, 1997, primarily as a result of the Sale-Leaseback Transaction, as well as the acquisition of a leasehold interest in an assisted living residence in May 1997. The Company did not incur lease expense prior to the Sale-Leaseback Transaction.

Depreciation and Amortization Depreciation and amortization expense increased to $3.2 million for the six months ended June 30, 1997, representing an increase of $41,000, or 1.3% over the comparable period of the previous year. This outcome was primarily the result of decreases related to the Sale-Leaseback Transaction partially offset by increases related to the acquisitions of two retirement communities in May 1996 and one assisted living residence in May 1997. Same Facility depreciation and amortization expense decreased to $2.3 million for the six months ended June 30, 1997 from $2.6 million for the six months ended June 30, 1996, as a result of the Sale-Leaseback Transaction.

Other Income (Expense) Interest expense increased to $6.6 million for the six months ended June 30, 1997 from $4.7 million for the comparable period in 1996, representing an increase of $1.9 million, or 39.7%. The increase in interest expense was related to indebtedness incurred in connection with the acquisition of two senior living communities in May 1996. Interest expense, as a percentage of total revenues, increased to 14.9% for the six months ended June 30, 1997 from 13.6% in 1996. Interest income increased to $364,000 for the six months ended June 30, 1997 from $132,000 for the comparable period in 1996.

Income Tax Expense The conversion from a non-taxable limited partnership to a taxable corporation in May 1997 resulted in a one-time $10.7 million charge of income related to the recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities.

Net Income As a result of the foregoing factors, the Company reported a net loss of $8.6 million for the six months ended June 30, 1997. Adjusting for the effect of the income tax charge referenced above, the Company reported pro forma income of $1.4 million for the six months ended June 30, 1997. For the six months ended June 30, 1996, the Company reported pro forma income before extraordinary item of $1.8 million, pro forma income before extraordinary item available for shareholders of $1.1 million, and net income of $549,000. The extraordinary item related to a January 1996 debt restructure. The adjustment for net income available for distribution to partners and shareholders relates to $10 million of preferred limited partnership interests which were fully redeemed in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the IPO, the Company received approximately $45.2 million net proceeds, after deducting underwriting discounts and other offering costs. The Company used $21.9 million from the IPO to repay the Reorganization Note to the limited partners of the Predecessor. The Company expects to use the remaining $23.3 million of net proceeds from the IPO to fund its growth strategy.

The Company has traditionally financed its activities from net proceeds from private placements of equity interests, long-term mortgage borrowing, and cash flows from operations. At June 30, 1997, the Company had $167.3 million of indebtedness outstanding, including $144.3 million payable to General Electric Capital Corporation ("GECC"), with fixed maturities ranging from December 31, 2001 to April 30, 2003. The Company has the capacity to borrow up to an additional $17.0 million from GECC to finance future acquisitions or expansions. The Company also maintains a $2.5 million secured line of credit with a bank that is available for working capital and to secure various debt instruments. At June 30, 1997, approximately $2.3 million of this line of credit had been used to obtain letters of credit. The Company also maintains a $5.0 million line of credit with a bank that is available for land acquisitions. At June 30, 1997, $2.9 million was outstanding under this line of credit.

All of the Company's owned communities are subject to mortgages. Nine of the Company's twelve owned communities serve as blanket collateral for the indebtedness payable to GECC described above. As of June 30, 1997, approximately 71% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 8.6%. The Company's variable rate indebtedness carried an average rate of 7.9% as of June 30, 1997. Less than 15% of the Company's currently outstanding indebtedness matures before December 31, 2002.

The Company has entered into non-binding letters of intent (the "REIT Facilities") pursuant to which Nationwide Health Properties, Inc. ("NHP") and National Health Investors, Inc. ("NHI"), at the Company's request and upon satisfaction of certain conditions, would develop, construct, or acquire up to $110.0 million and $100.0 million, respectively, of senior living communities and lease the communities to the Company.

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 1997, as compared with $8.2 million for the six months ended June 30, 1996. The Company's unrestricted cash balance was $21.8 million as of June 30, 1997, as compared to $3.2 million as of December 31, 1996, primarily as a result of the proceeds from the IPO.

Net cash provided (used) by investing activities was $3.4 million and ($64.5 million), respectively, for the six month periods ended June 30, 1997 and 1996. During the six months ended June 30, 1997, the Company acquired an aggregate of $11.5 million of assisted living residence assets, made capital expenditures in an aggregate amount of $10.9 million, and sold an aggregate of $28.8 million of assets, primarily in the Sale-Leaseback Transaction.

Net cash provided by financing activities was $10.6 million and $59.4 million, respectively, for the six month periods ended June 30, 1997 and 1996. Offering proceeds, net of repayment of the Reorganization Note, as discussed above, were $23.3 million. In January, 1997, the Company redeemed the remaining $5.2 million of preferred partnership interests in its Predecessor, and made $1.6 million of cash distributions to the limited and general partner owners of its Predecessor. Prior to the IPO, the Company made a final $2.5 million cash distribution to the limited and general partner owners of its Predecessor. Following the IPO and conversion from partnership to corporate form, the Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. The Company intends to retain future cash flow to fund its growth strategy.

During the six months ended June 30, 1997, the Company repaid $14.6 million of indebtedness with a portion of the proceeds from the Sale-Leaseback Transaction, repaid a $2.3 million term loan, and made $3.6 million of principal payments on its long-term debt. During the six months ended June 30, 1997, the Company incurred $8.2 million of new long-term debt in connection with the acquisition of two assisted living residences and incurred $8.9 million related to construction activity.

In May 1997, the Company acquired an assisted living residence in Tarpon Springs, Florida. The purchase price for the residence was $4.6 million and was financed primarily through a $3.5 million mortgage loan provided by a bank. The residence was licensed and opened in August, 1997.

In May 1997, the Company acquired an assisted living residence in Corpus Christi, Texas and acquired a long-term leasehold in an assisted living residence in Victoria, Texas. The purchase price for the Corpus Christi community was approximately $5.8 million, and the Company financed the acquisition primarily through a $4.7 million mortgage loan provided by NHI. The purchase price for the Victoria community leasehold was approximately $1.1 million. The lease provides for annual lease obligations of approximately $468,000. The Company has also entered into 5 joint venture agreements with third parties pursuant to which it will develop 6 assisted living residences with a resident capacity of approximately 500.

The Company is currently constructing an $11.6 million expansion at one of its owned communities, and a $14.0 million expansion for the benefit of the lessor of one of the retirement communities sold and leased back in the Sale Leaseback Transaction. The Company also plans to expand certain of its other owned communities; to open home health care agencies at certain of its owned and/or leased communities that do not currently operate home health care agencies;

to develop new assisted living residences; and to acquire assisted living residences and selected senior living and health care services assets.

The Company expects that its current cash, together with cash flow from operations, the REIT Facilities, and the proceeds of borrowings available to it under existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 to 18 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Registration Statement. Although the Company believes that the assumptions underlying the forward-looking contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit 27 --- Financial Data Schedule for SEC use only.

b.  Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                         American Retirement Corporation

Date:  August 14, 1997                   By: /s/ George T. Hicks
       ---------------                       -------------------
                                                 George T. Hicks
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)