Form 10-Q
period 1997-09-30
AMERICAN RETIREMENT CORP
filed 1997-11-14
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         (X)      Quarterly report pursuant to Section 13 or 15(d) of the
         ---      Securities Exchange Act of 1934
                           For the quarterly period ended September 30, 1997

         (   )    Transition report pursuant to Section 13 or 15(d) of the
         -----    Securities Exchange Act of 1934
                  For the transition period from _________ to ___________

                         Commission file number 01-13031


                         AMERICAN RETIREMENT CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

  Tennessee                                                 62-1674303
  ---------                                                 ----------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

111 Westwood Place, Suite 402, Brentwood, TN                 37027
--------------------------------------------                 -----
(Address of principal executive offices)                   (Zip Code)

                                 (615) 221-2250
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

As of November 13, 1997 there were 11,406,250 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)                                               Page
                  Condensed Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996 .........................................3

                  Condensed Consolidated Statements
                  of Operations for the Three Months Ended
                  September 30, 1997 and September 30, 1996.........................................4

                  Condensed Consolidated Statements
                  of Operations for the Nine Months Ended
                  September 30, 1997 and September 30, 1996 ........................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September 30, 1997
                  and September 30, 1996 ...........................................................6

                  Notes to Condensed Consolidated
                  Financial Statements .............................................................7

Item 2            Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations  ..................................................................11

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds........................................21

Item 6.           Exhibits and Reports on Form 8-K................................................ 21

                  Signatures...................................................................... 22

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                     September 30, 1997   December 31, 1996
                                                                     ------------------   -----------------
                                                                         (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                $133,280            $  3,222
 Assets limited as to use                                                    3,070               1,022
 Resident and health care receivables, net                                   4,071               2,782
 Management services receivables                                             1,185                 565
 Inventory                                                                     421                 420
 Prepaid expenses                                                              936                 340
 Deferred income taxes                                                          --                 920
                                                                          --------            --------
  Total current assets                                                     142,963               9,271

 Assets limited as to use, excluding amounts classified as current           5,022               3,607
 Land, buildings and equipment, net                                        210,975             213,124
 Marketable securities                                                          52                  52
 Other assets                                                                8,631               2,108
                                                                          --------            --------
   Total assets                                                           $367,643            $228,162
                                                                          ========            ========

LIABILITIES AND PARTNERS' AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                                       $ 12,080            $  8,053
  Accounts payable                                                           2,618               2,441
  Accrued expenses                                                           8,011               6,239
  Redemption payable                                                            --               5,195
  Accrued partner distributions                                                 --               1,632
                                                                          --------            --------
   Total current liabilities                                                22,709              23,560

 Tenant deposits                                                             4,474               3,850
 Long-term debt, excluding current portion                                 154,456             162,636
 Convertible subordinated debentures                                       120,000                  --
 Deferred gain on sale-leaseback transactions                                4,186                  --
 Deferred income taxes                                                      10,396                  --
 Other long-term liabilities                                                   262                 234
                                                                          --------            --------
   Total liabilities                                                       316,483             190,280

 Partners' and shareholders' equity:
  General and limited partners' interests                                       --              37,882
  Common stock, $.01 par value; 50,000,000 shares authorized
   11,406,250 shares issued and outstanding                                    114                  --
  Additional paid-in capital                                                60,213                  --
  Accumulated deficit                                                       (9,167)                 --
                                                                          --------            --------
   Total partners' and shareholders' equity                                 51,160              37,882
                                                                          --------            --------
   Total liabilities and partners' and shareholders' equity               $367,643            $228,162
                                                                          ========            ========


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                             Three Months Ended
                                                                                  ----------------------------------------
                                                                                  September 30, 1997    September 30, 1996
                                                                                  ------------------    ------------------

Revenues:
 Resident and health care revenue                                                      $23,146              $19,639
 Management services revenue                                                               497                  389
                                                                                       -------              -------
  Total revenues                                                                        23,643               20,028

Expenses:
 Community operating expenses                                                           14,708               12,518
 Lease expense (net)                                                                       653                   --
 General and administrative                                                              1,971                1,741
 Depreciation and amortization                                                           1,685                1,802
                                                                                       -------              -------
  Total operating expenses                                                              19,017               16,061
                                                                                       -------              -------

  Income from operations                                                                 4,626                3,967

Other income (expense):
 Interest expense                                                                       (3,391)              (3,610)
 Interest income                                                                           421                  121
 Other                                                                                       4                  (56)
                                                                                       -------              -------
  Other income (expense), net                                                           (2,966)              (3,545)
                                                                                       -------              -------

  Income before income taxes                                                             1,660                  422

Income tax expense - current                                                                47                   --
Income tax expense - deferred                                                              576                   --
                                                                                       -------              -------
  Net income                                                                             1,037                  422

Preferred return on special redeemable preferred limited partnership interests             --                  195
                                                                                       -------              -------
  Net income available for distribution to partners and shareholders                   $ 1,037              $   227
                                                                                       =======              =======

  Earnings per share                                                                   $  0.09                   --
                                                                                       =======              =======

  Shares used in computing earnings per share data                                      11,584                9,375
                                                                                       =======              =======

Pro forma earnings data:
 Income before income taxes, as reported                                                                    $   422
 Pro forma income tax expense                                                                                   160
                                                                                                            -------
 Pro forma income                                                                                               262
 Preferred return on special redeemable preferred
  partnership interests                                                                                         195
                                                                                                            -------
 Pro forma income available for distribution to partners and shareholders                                   $    67
                                                                                                            =======

Pro forma earnings per common share:
 Pro forma income                                                                                           $  0.03
 Preferred return on special redeemable preferred limited partnership interests                                0.02
                                                                                                            -------
 Proforma income available for distribution to partners and shareholders                                    $  0.01
                                                                                                            =======


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)


                                                                                             Nine Months Ended
                                                                                  ----------------------------------------
                                                                                  September 30, 1997    September 30, 1996
                                                                                  ------------------    ------------------

Revenues:
 Resident and health care revenue                                                      $66,570              $53,527
 Management services revenue                                                             1,462                1,308
                                                                                       -------              -------
  Total revenues                                                                        68,032               54,835

Expenses:
 Community operating expenses                                                           42,227               34,245
 Lease expense (net)                                                                     1,725                   --
 General and administrative                                                              6,041                4,161
 Depreciation and amortization                                                           4,891                4,967
                                                                                       -------              -------
  Total operating expenses                                                              54,884               43,373
                                                                                       -------              -------

  Income from operations                                                                13,148               11,462

Other income (expense):
 Interest expense                                                                      (10,002)              (8,343)
 Interest income                                                                           785                  253
 Other                                                                                     (56)                 (65)
                                                                                       -------              -------
  Other income (expense), net                                                           (9,273)              (8,155)
                                                                                       -------              -------

  Income before income taxes and extraordinary item                                      3,875                3,306

Income tax expense - current                                                               139                    0
Income tax expense - deferred                                                           11,304                    0
                                                                                       -------              -------

  Income (loss) before extraordinary item                                               (7,568)               3,306

Extraordinary loss or extinguishment of debt                                                --                2,335
                                                                                       -------              -------
  Net income (loss)                                                                    $(7,568)             $   971
                                                                                       =======              =======

Preferred return on special redeemable preferred limited partnership interests             --                   909
                                                                                       -------              -------
  Net income (loss) available for distribution to partners and shareholders            $(7,568)             $    62
                                                                                       =======              =======


Pro forma earnings data:
 Income before income taxes and extraordinary item                                     $ 3,874              $ 3,306
 Pro forma income tax expense                                                            1,472                1,256
                                                                                       -------              -------
 Pro forma income before extraordinary item                                              2,402                2,050
 Preferred return on special redeemable preferred
  partnership interests                                                                     --                  909
                                                                                       -------              -------
 Pro forma income before extraordinary item available
  for distribution to partners and shareholders                                          2,402              $ 1,141
                                                                                       =======              =======

Pro forma earnings per common share:
 Pro forma income before extraordinary item                                            $  0.23              $  0.22
 Preferred return on special redeemable preferred limited partnership interests             --                 0.10
                                                                                       -------              -------
 Pro forma income before extraordinary item available for distribution to
  partners and shareholders                                                            $  0.23              $  0.12
                                                                                       =======              =======
 Shares used in computing pro forma earnings per share data                             10,459                9,375
                                                                                       =======              =======


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                        Nine Months Ended
                                                            ------------------------------------------
                                                            September 30, 1997      September 30, 1996
                                                            ------------------      ------------------
Cash flows from operating activities:
    Net income (loss)                                             $ (7,568)              $    971
    Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
       Depreciation and amortization                                 4,891                  4,967
       Deferred income taxes                                        11,304                     --
       Extinguishment of debt                                           --                  2,335
       Amortization of deferred gain                                  (228)                    --
    Increase (decrease), net of acquisitions,
    in cash due to changes in:
       Receivables                                                  (1,909)                   396
       Inventory                                                        (1)                   (20)
       Prepaid expenses                                               (568)                   (36)
       Other assets                                                   (359)                   (13)
       Accounts payable                                                178                   (370)
       Accrued expenses                                              1,760                  2,583
       Tenant deposits                                                 611                     78
       Other long-term liabilities                                     (47)                   (69)
                                                                  --------               --------
Net cash provided by operating activities                         $  8,064               $ 10,822

Cash flows from investing activities:
    Additions to land, building and equipment                      (16,370)                (5,816)
    Acquisition of retirement communities                               --                (63,184)
    Acquisition of assisted living residences                      (11,524)                    --
    Investments in joint ventures                                   (1,030)                    --
    Proceeds from (purchases of)
      assets whose use is limited                                   (4,329)                 2,345
    Proceeds from the maturity of marketable securities                 --                     50
    Proceeds from the sale of assets                                28,789                    437
                                                                  --------               --------
Net cash used by investing activities                               (4,464)               (66,168)

Cash flows from financing activities:
    Proceeds from initial public offering, net of expenses          45,221                     --
    Proceeds from convertible debenture
      offering, net of expenses                                    116,600                     --
    Repayment of reorganization note                               (21,875)                    --
    Payment of redeemable preferred interests                       (5,195)                (4,805)
    Distributions to partners                                       (4,132)                (5,192)
    Expenditures for financing costs                                   (32)                  (341)
    Proceeds from the issuance of long-term debt                    22,441                 70,206
    Principal payments on long-term debt                           (26,570)                (3,636)
                                                                  --------               --------
Net cash provided by financing activities                          126,458                 56,232

    Net increase in cash and cash equivalents                      130,058                    886
                                                                  --------               --------
Cash and cash equivalents at beginning of period                     3,222                  3,825
                                                                  --------               --------
Cash and cash equivalents at end of period                        $133,280               $  4,711
                                                                  ========               ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                      $  9,668               $  6,944
                                                                  ========               ========



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1996 amounts have been reclassified to conform with the 1997 presentation. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997. These financial statements should be read in conjunction with the combined and consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Registration Statements on Form S-1 (No. 333-23197 and No. 333-34339), as filed with the Securities and Exchange Commission (collectively the "Registration Statements") relating to the Company's initial public offering on May 30, 1997 (the "IPO") and its convertible debt offering described in Note 4.

Prior to the IPO, the Company's facilities were owned, managed and/or operated by one or more limited partnerships affiliated with the Company's predecessor, American Retirement communities, LP (the "Partnership" or "Predecessor"). As the Company is newly formed, all references to the Company in connection with historical financial data or otherwise include the Predecessor.

2.  INITIAL PUBLIC OFFERING

On May 30, 1997, the Company completed the IPO of 3,593,750 shares of common stock, the proceeds of which (after underwriting discounts and expenses) amounted to approximately $45.2 million. The Company used approximately $21.9 million of the net proceeds from the IPO to repay the promissory note resulting from the reorganization discussed below. The balance of the net proceeds are being used for working capital purposes, including the development and construction of free-standing assisted living residences and acquisitions.

3. Formation of American Retirement Corporation and Pro Forma Adjustments

The Partnership was reorganized concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of common stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization").

(a) Pro Forma Earnings Data: The pro forma adjustment reflected on the statements of operations provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, assuming the Partnership was subject to taxes.

(b) Pro Forma Earnings per Share: Pro forma earnings per share are based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the Reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note.

(c) Tax Expense Charge to Income: At the time of the Reorganization and as a result of the conversion from a limited partnership to a corporation, the Company recorded as a one-time charge to income a net deferred income tax expense of approximately $10.6 million resulting from the difference between the accounting and tax bases of the new corporation's assets and liabilities.

4. Convertible Debt Offering

During the quarter ended September 30, 1997, the Company issued $120.0 million of 5 3/4% Convertible Subordinated Debentures Due October 2002 in a public offering. The debentures, which are non-callable for three years, will be convertible into shares of the Company's common stock at a conversion price of $24.00 per share. Subsequent to the end of the third quarter, the underwriters exercised their over-allotment option and purchased an additional $18.0 million of debentures.

The offering resulted in net proceeds to the Company of $116.6 million during the quarter ended September 30, 1997, after deducting underwriting discounts and commissions and offering expenses. Underwriting discounts and commissions and offering expenses are included in other assets and will be amortized straight-line over the term of the debentures. Additional net proceeds of $17.6 million were received in October 1997 from the exercise of the over-allotment option.

The Company intends to use the net proceeds of the offering for general corporate purposes, including the development and construction of free-standing assisted living residences, possible acquisitions and the possible prepayment of debt.

5. Equity

The following table summarizes the Company's equity transactions for the nine months ended September 30, 1997:

                               General and
                                 Limited               Additional
                                Partners'   Common      Paid-In      Accumulated
                                Interest     Stock      Capital        Deficit      Total
                               ---------------------------------------------------------------


Balance at December 31, 1996    $ 37,882     $--       $    --       $    --    $ 37,882
Net income (loss)                  1,599      --            --        (9,167)     (7,568)
Partner distributions             (2,500)     --            --                    (2,500)
Reorganization Note              (21,875)     --            --                   (21,875)
Transfer of partnership equity
  for 7,812,500 shares of
  common stock                   (15,106)     78        15,028                         0
Net proceeds from issuance of
  3,593,750 shares of
  common stock                                36        45,185                    45,221
                                  -------------------------------------------------------------
Balance at September 30, 1997   $     --    $114       $60,213       $(9,167)   $ 51,160
                                  =============================================================



6. Income Taxes

The total provision for income taxes for the three months and nine months ended September 30, 1997 was $623,000 and $11.4 million, respectively. The provision for income taxes for the nine months ended September 30, 1997 consisted of current income tax expense of $139,000 and deferred income tax expense of $11.3 million. The deferred income tax expense includes an increase in deferred income tax liabilities of $12.2 million primarily related to the Reorganization. The increase in deferred income tax liabilities is partially offset by an increase in deferred income tax assets of $2.3 million, also related primarily to the Reorganization. The Company believes that it is more likely than not that the benefits of the deferred income tax assets will be realized. Accordingly, the Company has not established a valuation allowance against the deferred tax assets. The net deferred income tax liability as of September 30, 1997 was $10.4 million.


7. Earnings per Share

Earnings per share for the quarter ended September 30, 1997 has been computed on the basis of the weighted average number of shares outstanding, including common stock equivalents, which consist of stock options. Earnings per share for 1996 periods and the portion of the nine month period ended September 30, 1997 prior to the IPO is based upon the number of shares which would have been outstanding assuming the partners had been shareholders prior to the Reorganization as discussed in Note 3.

8. Subsequent Event

In October 1997, the Company acquired a leasehold interest in Imperial Plaza, a 917 unit senior living community located in Richmond, Virginia. Imperial Plaza has 778 independent living apartments and 139 assisted living units (including 32 assisted living units that are nearing completion), and is situated on a 30 acre campus in an established residential neighborhood. At the time of its acquisition, the community had an occupancy rate of 99.2% with a waiting list.

The Company entered into an operating lease with an initial term of 20 years and a seven-year renewal option. The Company will have the option to acquire the community at its fair market value at the expiration of the lease. In addition, the terms of the lease arrangement include a commitment by the lessor to fund a $3.5 million capital expenditure program. Expenditures by the Company for the acquisition of the leasehold interest, the adjoining property, and the lease purchase option will aggregate approximately $13.2 million, which will be payable in varying amounts over the next three years. The Company will be obligated to make annual rental payments of approximately $4.3 million under the lease. In addition, the Company will be required to maintain a capital reserve account with payments of approximately $300,000 annually, and to make a refundable deposit of $5.4 million to secure the performance of its obligations under the lease.

The Company has entered into a definitive agreement to purchase a 136 unit retirement community. In addition to the existing units, the acquisition will include adjoining land and zoning rights to construct up to 40 assisted living units. While the acquisition is subject to certain conditions, the Company anticipates that it will close prior to November 30, 1997.

A letter of intent to purchase a home health agency has also been signed and a closing is anticipated prior to November 30, 1997. The agency will enable the Company to provide services to two of the Company's senior living markets in Corpus Christi, TX and San Antonio, TX. The acquisition will replace an agency previously under management agreement that was affected by the recent moratorium on home health start-ups.

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes and simplifies standards for computing and presenting earnings per share. SFAS No. 128 will be effective beginning with the Company's quarter ending December 31, 1997 and requires the restatement of all previously reported earnings per share data that are presented. Early adoption of SFAS No. 128 is not permitted. SFAS No. 128 replaces primary and fully diluted earnings per share. There will be no impact on the calculation of basic earnings per share for the quarters ended September 30, 1997 and 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 will be effective for the Company's fiscal year ending December 31, 1998. Adoption of SFAS No. 130 will not impact the Company's financial position or results of operations. It will require comparative presentation for prior periods.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care company providing a broad range of care and services to the elderly within a residential setting. The Company currently operates 23 senior living communities in 12 states with an aggregate capacity for approximately 6,700 residents. The Company currently owns 12 communities, leases 4 communities pursuant to long-term leases, and manages 7 communities pursuant to management agreements. The Company is currently constructing or developing 34 assisted living residences with an estimated aggregate capacity for over 2,900 residents and expanding 8 of its existing owned or leased communities and one of its managed communities, which will add capacity for approximately 800 additional residents. Additionally, the Company currently operates ten home health agencies based in its owned or leased communities, and manages four home health agencies for third parties.

The Company completed the IPO and related Reorganization during the second quarter of 1997. Prior to the IPO, the Company's accounting predecessor operated as a limited partnership.

The Company reported net income of $1.0 million, or $.09 per share, on revenues of $23.6 million for the quarter ended September 30, 1997, as compared with pro forma income of $260,000, or $.03 per share, on revenues of $20.0 million for the comparable prior year period.

The aggregate estimated cost to complete and lease-up the 34 free-standing assisted living residences currently under development is approximately $250.0 million to $300.0 million. The Company is currently constructing an $11.6 million expansion at one of its owned communities and is constructing, on behalf of the lessor, a $14.0 million expansion at one of its leased communities. In addition, the Company plans to commence additional expansions at six of its owned communities, which are expected to cost approximately $60.0 million to $70.0 million to complete and lease-up. These eight expansion projects will add capacity to accommodate approximately 700 additional residents. In addition to the expansion of its owned and leased communities, the Company is currently managing the expansion of one of its managed communities.

     In addition to the development of new free-standing assisted living residences, the Company's growth strategy also includes the acquisition of free-standing assisted living residences and other senior living communities; home health care agencies; and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

     The Company's total revenues are comprised of 1) resident and health care revenues, which include all resident and home health care agency fees, and 2) management services revenues, which include fees, net of reimbursements, for the development, marketing and management of retirement communities and home health care agencies owned by third parties. The Company's resident and health care revenues are derived from three principal sources: 1) monthly service fees from independent and assisted living residents; 2) per visit billings from home health care patients and companion services clients; and 3) per diem charges from residents receiving nursing care. The Company's operating expenses are comprised of 1) community operating expenses, which includes all operating expenses of the Company's owned or leased communities, including the expenses of its home health care agencies; 2) general and administrative expense, which includes all corporate office overhead; 3) lease expense; and 4) depreciation and amortization expense.

     The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                ------------------      ------------------
                                STABLE(1)     TOTAL     STABLE(1)     TOTAL
                                ---------     -----     ---------     -----
END OF PERIOD CAPACITY
Owned                             2,914       3,068       3,244       3,372
Leased                              483         573          --          --
Managed                           2,159       2,159       1,842       2,159
                                  -----       -----       -----       -----
Total                             5,556       5,800       5,086       5,531

END OF PERIOD OCCUPANCY
Owned                                96%         92%         95%         93%
Leased                               92%         83%         --          --
Managed                              94%         94%         95%         90%
                                  -----       -----       -----       -----
Total                                95%         92%         95%         92%


-------------------

(1) Includes communities or expansions thereof that have (i) achieved 95% occupancy or (ii) have been open at least 12 months. The 12-month stabilization period may be extended for certain large communities. In the table above, the stabilized results for the nine months ended September 30, 1996 do not include a large managed community with a capacity of over 240 residents which opened in August 1995.

SAME COMMUNITY RESULTS

     The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Revenues on a Same Community basis do not include any management services revenues.

                                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                              ------------------------     -----------------------
                                                                              1997     1996        %       1997     1996       %
                                                                              ----     ----      -----     ----     ----     -----
STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)
Monthly/per diem service fees                                                19,939   18,133     10.0%     46,754   43,606    7.2%
Home health and companion services revenue                                    2,842    1,506     88.7%      7,122    4,517   57.7%
                                                                             ------   ------     ----      ------   ------   ----
  Resident and health care revenue                                           22,781   19,639     16.0%     53,876   48,123   12.0%
Community operating expenses                                                 14,166   12,518     13.2%     34,542   31,100   11.1%
                                                                             ------   ------     ----      ------   ------   ----
  Resident income from operations                                             8,615    7,121     21.0%     19,334   17,023   13.6%
                                                                             ======   ======               ======   ======
  Resident income from operations margin(1)                                    36.7%    36.3%     1.5%       35.8%    35.4%   0.5%
Lease expense                                                                   551       --       --       1,658       --     --
Depreciation and amortization                                                 1,526    1,726    (11.6)%     3,206    3,794  (15.5)%
                                                                             ------   ------     ----      ------   ------   ----
  Income from operations                                                      6,538    5,395     21.2%     14,470   13,229    9.4%
                                                                             ======   ======               ======   ======
Other data:
  Number of communities                                                          12       12                   10       10
  Resident capacity                                                           3,397    3,372      0.7%      2,586    2,586    0.0%
  Average occupied units                                                      2,834    2,748      3.2%      2,211    2,173    1.7%
  Average occupancy rate(2)                                                    94.9%    93.2%     1.7%       95.7%    94.1%   1.6%
  Average monthly revenue per occupied unit(3)                               $2,345   $2,220      6.6%     $2,350   $2,230    5.4%
  Average monthly expense per occupied unit(4)                               $1,436   $1,377      4.3%     $1,473   $1,406    4.8%

--------------------

(1) "Resident income from operations" margin represents "Resident income from operations" as a percentage of "Resident and health care revenue."

(2) "Average occupancy rate" is based on the ratio of occupied apartments to available apartments expressed on a monthly basis for independent and assisted living residences, and occupied beds to available beds on a per diem basis for nursing beds.

(3) "Average monthly revenue per occupied unit" is total resident and health care revenues, excluding home health care agency and companion services fees, divided by total occupied apartments and nursing beds expressed on a monthly basis.

(4) "Average monthly expense per occupied unit" is total community operating expenses, excluding home health care agency and companion services expenses, divided by total occupied apartments and nursing beds, expressed on a monthly basis.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues Total revenues were $23.6 million for the three months ended September 30, 1997 compared to $20.0 million for the three months ended September 30, 1996, representing an increase of $3.6 million, or 18.0%. Resident and health care revenues increased by $3.5 million and management services increased by $108,000. Of the increase in resident and health care revenues, $365,000, or 10.4%, was attributable to revenues derived from two assisted living residences and an assisted living residence leasehold acquired in May 1997. The remaining $3.1 million, or 89.6%, of such increase was attributable to Same Community growth.


Revenues attributable to Same Communities were $22.8 million for the three months ended September 30, 1997, representing an increase of $3.1 million, or 16.0%, over the same period in 1996. Home healthcare agency and companion services fees on a Same Community basis increased by $1.3 million, or 88.7%, over the prior period. Monthly/per diem service fee revenue on a Same Community basis increased $1.8 million, or 10.0%, over the three months ended September 30, 1996. Of this increase, 6.6% was due primarily to increases in average rates (including adjustments to Medicare rates) and 3.4% was due to higher occupancy. Same Community average occupancy rates increased to 94.9% for the three months ended September 30, 1997 from 93.2% for the three months ended September 30, 1996.

Community Operating Expenses Community operating expenses increased to $14.7 million for the three months ended September 30, 1997, as compared to $12.5 million for the three months ended September 30, 1996, representing an increase of $2.2 million, or 17.5%. Of the increase in community operating expenses, $539,000, or 24.5%, was attributable to expenses from acquired and newly leased assisted living residences, and 75.5% of the increase was attributable to Same Community operating expenses, which increased by $1.6 million over the comparable period of the prior year. Of such increase, $787,000 was attributable to increases in home health care agency and companion services. Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 7.6% for the three months ended September 30, 1997, as compared to the comparable period in the prior year. Community operating expense as a percentage of resident and health care revenues decreased to 63.5% for the three months ended September 30, 1997, from 63.7% for the three months ended September 30, 1996. Same Community operating expense as a percentage of Same Community resident and health care revenues decreased to 62.2% for the three months ended September 30, 1997 from 63.7% in the comparable period in the prior year. Same Community operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Community revenues exclusive of home health companion services decreased to 61.2% for the three months ended September 30, 1997 from 62.6% for the comparable period in 1996, primarily as a result of higher occupancy.

General and Administrative General and administrative expense increased to $2.0 million for the three months ended September 30, 1997, as compared to $1.7 million for the three months ended September 30, 1996, representing an increase of $230,000, or 13.2%. Of this increase, $150,000 was directly related to the growth of the Company's home health care agencies and the remaining increase of $80,000 primarily related to salary and wage expenses of new employees. General and administrative expense as a percentage of total revenues decreased to 8.3% for the three months ended September 30, 1997, from 8.7% for the comparable period in the previous year.


Lease Expense The Company incurred lease expense of $653,000 for the three months ended September 30, 1997, as a result of a sale-leaseback (the "Sale-Leaseback Transaction") of two of the Company's retirement communities in January 1997, and the acquisition of a leasehold interest in an assisted living residence in May 1997. The Company did not incur lease expense prior to the Sale-Leaseback Transaction.

Depreciation and Amortization Depreciation and amortization expense decreased to $1.7 million for the three months ended September 30, 1997, from $1.8 million for the three months ended September 30, 1996, representing a decrease of $117,000, or 6.5%. The decrease was primarily the result of the Sale-Leaseback Transaction partially offset by increase related to acquired and newly leased assisted living residences. Same Community depreciation and amortization expense decreased to $1.5 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996, as a result of the Sale-Leaseback Transaction.

Income from Operations Income from operations increased to $4.6 million for the three months ended September 30, 1997 from $4.0 million for the three months ended September 30, 1996, representing an increase of 16.6%.

Other Income (Expense) Interest expense decreased to $3.4 million for the three months ended September 30, 1997, from $3.6 million for the three months ended September 30, 1996, representing a decrease of $219,000, or 6.1%. The decrease in interest expense was a result of the Sale-Leaseback Transaction. Interest expense, as percentage of total revenues, decreased to 14.3% for the three months ended September 30, 1997 from 18.0% for the comparable period in the prior year. Interest income increased to $421,000 in the three months ended September 30, 1997 from $121,000 for the comparable period in the previous year, primarily due to income generated from the investment of the net proceeds of the IPO and convertible debt offering.

Income Tax Expense The effective tax rate for the three months ended September 30, 1997 was 37.5%. From inception through May 30, 1997, the Company was a partnership and accordingly incurred no federal or state income tax liability. A pro forma adjustment has been reflected to provide for income taxes as though the Company had been subject to corporate income taxes for the three months ended September 30, 1996.

Net Income As a result of the foregoing factors, the Company reported net income of $1.0 million for the three months ended September 30, 1997. For the three months ended September 30, 1996, the Company reported pro forma income of $262,000 and pro forma income available for distribution to partners and shareholders of $67,000. The adjustment for net income available for distribution to partners and shareholders relates to $10.0 million of preferred limited partnership interests which were fully redeemed in January 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues Total revenues were $68.0 million for the nine months ended September 30, 1997, compared to $54.8 million for the comparable period in 1996, representing an increase of $13.2 million, or 24.1%. Resident and health care revenues increased by $13.0 million, and management services revenues increased by $154,000. Of the increase in resident and health care revenues, $7.3 million, or 55.9% was attributable to revenues derived from two senior living communities acquired in May 1996 and two assisted living residences and one assisted living residence leasehold acquired in May 1997. The remaining $5.8 million, or 44.1%, of such increase was attributable to Same Community growth.

Revenues attributable to Same Communities were $53.9 million for the nine months ended September 30, 1997, representing an increase of $5.8 million, or 12.0%, over the comparable period in 1996. Home health care agency and companion services fees on a Same Community basis increased by $2.6 million, or 57.7%, over the comparable 1996 period. Monthly/per diem service fee revenue on a Same Community basis increased $3.1 million, or 7.2%, over the comparable 1996 period. Of this increase, 5.4% was primarily the result of increases in average rates (including adjustments to Medicare rates) and 1.8% was due to higher occupancy. Same Community average occupancy rates increased to 95.7% for the nine months ended September 30, 1997 from 94.1% for the comparable period in 1996.

Community Operating Expenses Community operating expenses increased to $42.2 million for the nine months ended September 30, 1997, as compared to $34.2 million for the comparable period in 1996, representing an increase of $8.0 million, or 23.3%. Of the increase in community operating expenses, $4.5 million, or 56.9%, was attributable to expenses from acquired senior living communities and acquired and newly leased assisted living residences, and 43.1% of the increase was attributable to Same Community operating expenses, which increased by $3.4 million, or 11.1%, over the comparable 1996 period. Of such increase, $1.6 million was attributable to increases in home health care agency and companion services expenses. Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 6.6% for the nine months ended September 30, 1997, as compared to the comparable period in 1996. Community operating expense as a percentage of resident and health care revenues decreased to 63.4% for the nine months ended September 30, 1997 from 64.0% for the comparable period in 1996, primarily as a result of the growth of home health and companion services operations. Same Community operating expense as a percentage of Same Community resident and health care revenues declined to 64.1% for the nine months ended September 30, 1997 from 64.6% for the comparable period in 1996. Same Community operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Community revenues, exclusive of home health and companion services revenue decreased to 62.7% for the nine months ended September 30, 1997 from 63.1% for the comparable period in 1996, primarily as a result of higher occupancy.

General and Administrative General and administrative expense increased to $6.0 million for the nine months ended September 30, 1997, as compared to $4.2 million for the comparable period in 1996, representing an increase of $1.9 million, or 45.2%. Of this increase, $720,000 was directly related to the growth of the Company's home health care agencies and approximately $510,000 of the increase related to salary and wage expenses of new employees. The remaining increase of approximately $650,000 resulted from continued investments in infrastructure necessary to support the Company's growth. General and administrative costs as a percentage of total revenues increased to 8.9% for the nine months ended September 30, 1997 from 7.6% for the comparable period of the prior year.

Lease Expense The Company incurred lease expense of $1.7 million for the nine months ended September 30, 1997, primarily as a result of the Sale-Leaseback Transaction, as well as the acquisition of a leasehold interest in an assisted living residence in May 1997. The Company did not incur lease expense prior to the Sale-Leaseback Transaction.

Depreciation and Amortization Depreciation and amortization expense decreased to $4.9 million for the nine months ended September 30, 1997, representing a decrease of $76,000, or 1.5%, over the comparable period of the previous year. This decrease was primarily the result of the Sale-Leaseback Transaction partially offset by increases related to the acquisitions of two retirement communities in May 1996 and two assisted living residences and one assisted living residence leasehold acquired in May 1997. Same Community depreciation and amortization expense decreased to $3.2 million for the nine months ended September 30, 1997 from $3.8 million for the nine months ended September 30, 1996, as a result of the Sale-Leaseback Transaction.

Income from Operations Income from operations increased to $13.1 million for the nine months ended September 30, 1997 from $11.5 million for the nine months ended September 30, 1996, representing an increase of 14.7%.

Other Income (Expense) Interest expense increased to $10.0 million for the nine months ended September 30, 1997 from $8.3 million for the comparable period in 1996, representing an increase of $1.7 million, or 19.9%. The increase in interest expense was primarily related to indebtedness incurred in connection with the acquisition of two senior living communities in May 1996 partially offset by the reduction of indebtedness related to the Sale-Leaseback Transaction. Interest expense, as a percentage of total revenues, decreased to 14.7% for the nine months ended September 30, 1997 from 15.2% in 1996. Interest income increased to $785,000 for the nine months ended September 30, 1997 from $253,000 for the comparable period in 1996, primarily due to income generated from the investment of net proceeds of the IPO and convertible debt offering.

Income Tax Expense The conversion from a non-taxable limited partnership to a taxable corporation in May 1997 resulted in a one-time $10.7 million charge against income related to the recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities. A pro forma adjustment has been reflected to provide for income taxes as though the Company had been subject to corporate income taxes for the nine months ended September 30, 1996.

Net Income. As a result of the foregoing factors, the Company reported a net loss of $7.6 million for the nine months ended September 30, 1997. Adjusting for the effect of the income tax charge referenced above, the Company reported pro forma income of $2.4 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the Company reported pro forma income before extraordinary item of $2.0 million, pro forma income before extraordinary item available for distribution to partners and shareholders of $1.1 million, and net income of $62,000. The extraordinary item related to a January 1996 debt restructure. The adjustment for net income available for distribution to partners and shareholders relates to $10.0 million of preferred limited partnership interests which were fully redeemed in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the IPO, the Company received net proceeds of approximately $45.2 million, after deducting underwriting discounts and other offering costs. The Company used $21.9 million of the net proceeds from the IPO to repay the Reorganization Note to the limited partners of the Predecessor. The Company expects to use the remaining net proceeds from the IPO to fund its growth strategy.

During the quarter ended September 30, 1997, the Company sold $120.0 million of its 5-3/4% Convertible Subordinated Debentures Due October 2002 in a public offering. The debentures, which are non-callable for three years, will be convertible into shares of the Company's common stock at a conversion price of $24.00 per share. Subsequent to quarter end, the underwriters exercised their over-allotment option and purchased $18.0 million of additional debentures.

The offering resulted in proceeds to the Company of $116.6 million during the quarter ended September 30, 1997, after deducting underwriting discounts and commissions and offering expenses. Additional proceeds of $17.6 million were received in October 1997 from the exercise of the over-allotment option. The Company intends to use the net proceeds of the offering for general corporate purposes, including the development and construction of free-standing assisted living residences, possible acquisitions of business engaged in activities similar or complementary to the Company's business, and the possible prepayment of debt.

The Company has traditionally financed its activities from net proceeds from private placements of equity interests, long-term mortgage borrowing, and cash flows from operations. At September 30, 1997, the Company had $286.5 million of indebtedness outstanding, including $143.2 million payable to General Electric Capital Corporation ("GECC"), with fixed maturities ranging from December 31, 2001 to April 30, 2003. The Company has the capacity to borrow up to an additional $17.0 million from GECC to finance future acquisitions or expansions. The Company also maintains a $2.5 million secured line of credit with a bank that is available for working capital and to secure various debt instruments. At September 30, 1997, approximately $2.2 million of this line of credit had been used to obtain letters of credit. The Company also maintains a $5.0 million line of credit with a bank that is available for land acquisitions. No borrowings were outstanding under this line of credit at September 30, 1997.

All of the Company's owned communities are subject to mortgages. Nine of the Company's twelve owned communities serve as blanket collateral for the indebtedness payable to GECC described above. As of September 30, 1997, approximately 83.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 7.2%. The Company's variable rate indebtedness carried an average rate of 8.0% as of September 30, 1997.

The Company has entered into non-binding letters of intent (the "REIT Facilities") pursuant to which Nationwide Health Properties, Inc. ("NHP") and National Health Investors, Inc. ("NHI"), at the Company's request and upon satisfaction of certain conditions, would develop, construct, or acquire up to $110.0 million and $100.0 million, respectively, of senior living communities and lease the communities to the Company. Currently, the Company has been allocated $41.6 million and $4.7 million, respectively, in commitments under the REIT Facilities.

Net cash provided by operating activities was $8.1 million for the nine months ended September 30, 1997, as compared with $10.8 million for the nine months ended September 30, 1996. The Company's unrestricted cash balance was $133.3 million as of September 30, 1997, as compared to $3.2 million as of December 31, 1996, primarily as a result of the proceeds from the IPO and convertible debenture offering.

Net cash used by investing activities was $4.5 million and $66.2 million, respectively, for the nine month periods ended September 30, 1997 and 1996. During the nine months ended September 30, 1997, the Company acquired an aggregate of $11.5 million of assisted living residence assets, made capital expenditures, including construction activity, in an aggregate amount of $16.4 million, and sold an aggregate of $28.8 million of assets, primarily in the Sale-Leaseback Transaction.

Net cash provided by financing activities was $126.5 million and $56.2 million, respectively, for the nine month periods ended September 30, 1997 and 1996. The convertible debt offering resulted in net proceeds of $116.6 million during the quarter ended September 30, 1997. Net IPO proceeds, after repayment of the Reorganization Note, as discussed above, were $23.3 million. In January 1997, the Company redeemed the remaining $5.2 million of preferred partnership interests in its Predecessor, and made $1.6 million of cash distributions to the limited and general partner owners of its Predecessor. Prior to the IPO, the Company made a final $2.5 million cash distribution to the limited and general partner owners of its Predecessor. Following the IPO and conversion from partnership to corporate form, the Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. The
Company intends to retain future cash flow to fund its growth strategy.

During the nine months ended September 30, 1997, the Company repaid $14.6 million of indebtedness with a portion of the proceeds from the Sale-Leaseback Transaction, repaid $6.9 million of term loans, and made $5.1 million of principal payments on its long-term debt. During the nine months ended September 30, 1997, the Company incurred $8.2 million of new long-term debt in connection with the acquisition of two assisted living residences and incurred $14.2 million related to construction activity.

In October 1997, the Company acquired a leasehold interest in Imperial Plaza, a 917 unit senior living community located in Richmond, Virginia. Imperial Plaza has 778 independent living apartments and 139 assisted living units (including 32 assisted living units that are nearing completion), and is situated on a 30 acre campus in an established residential neighborhood. At the time of its acquisition, the community had an occupancy rate of 99.2% with a waiting list.

The Company entered into an operating lease with an initial term of 20 years and a seven-year renewal option. The Company will have the option to acquire the community at its fair market value at the expiration of the lease. In addition, the terms of the lease arrangement include a commitment by the lessor to fund a $3.5 million capital expenditure program. Expenditures by the Company for the acquisition of the leasehold, the related property, and the purchase option will aggregate approximately $13.2 million, which will be payable in varying amounts over the next three years. The Company will be obligated to make annual rental payments of approximately $4.3 million under the lease. In addition, the Company will be required to maintain a capital reserve account with payments of approximately $300,000 annually, and to make a refundable deposit of $5.4 million to secure the performance of its obligations under the lease.

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

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Registration Statements. Although the Company believes that the assumptions underlying the forward-looking contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release nay revisions to any forward-looking statements contained herein to reflect events and circumstances occurring of unanticipated events.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Registration Statement on Form S-1 (No. 333-23197) relating to the Company's IPO was declared effective by the Commission on May 29, 1997. The Company used $21.9 million of the net proceeds from the IPO to repay the Reorganization Note to the limited partners of the Predecessor. Through September 30, 1997, the Company has also used approximately $4.2 million of the net proceeds from the IPO for the construction of assisted living residences, $600,000 for purchases of real estate, $5.0 million to repay certain indebtedness, and $610,000 for working capital. The remaining $12.9 million of the net proceeds from the IPO are invested as follows: $8.9 million in commercial paper; $2.0 million in municipal bonds; $1.5 million in money market accounts; and $500,000 in a corporate bond. The Company expects to use the remaining $12.9 million of net proceeds to fund its growth strategy.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     --------

     Exhibit 27 -- Financial Data Schedule for SEC use only.

b.   Reports on Form 8-K
     -------------------
                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              American Retirement Corporation

Date: November 13, 1997       By:  /s/ George T. Hicks
                                  ----------------------------
                                   George T. Hicks
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (principal financial and
                                   accounting officer)