Form 10-Q/A
period 1997-06-30
AMERICAN RETIREMENT CORP
filed 1998-02-17
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

      This Form 10-Q/A is being filed to include an adjustment to reduce by $7.7 million the deferred income tax expense for the second quarter of 1997 and the related deferred tax liability. The adjustment reflects additional tax basis to the Company related to the gain recognized by the Company's predecessor partnership upon receipt of the $21.9 million reorganization note issued in connection with the reoganization of the Company prior to its initial public offering in May 1997.


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

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations ................................................  10

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K .............................  20

Signatures        ..............................................................  21


PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                  June 30, 1997    December 31, 1996
                                                                   -------------    -----------------
                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                           $ 21,863            $  3,222
 Assets limited as to use                                               3,462               1,022
 Resident and health care receivables                                   3,912               2,782
 Management services receivables                                          719                 565
 Inventory                                                                419                 420
 Prepaid expenses                                                       1,011                 340
 Deferred income taxes                                                     --                 920
                                                                     --------            --------
  Total current assets                                                 31,386               9,271

 Assets limited as to use, excluding amounts classified as current      3,183               3,607
 Land, buildings and equipment, net                                   207,020             213,124
 Marketable securities                                                     52                  52
 Other assets                                                           4,431               2,108
                                                                     --------            --------
   Total assets                                                      $246,072            $228,162
                                                                     ========            ========

LIABILITIES AND PARTNERS' AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                                  $  5,935              $8,053
  Accounts payable                                                      3,042               2,441
  Redemption payable                                                       --               5,195
  Accrued expenses                                                      6,937               6,239
  Accrued partner distributions                                            --               1,632
                                                                     --------            --------
   Total current liabilities                                           15,914              23,560

 Tenant deposits                                                        4,365               3,850
 Long-term debt, excluding current portion                            161,324             162,636
 Deferred gain on sale-leaseback transactions                           4,311                  --
 Deferred income taxes                                                  2,065                  --
 Other long-term liabilities                                              229                 234
                                                                     --------            --------
   Total liabilities                                                  188,208             190,280

 Partners' and shareholders' equity:
  General and limited partners' interests                                  --              37,882
  Common stock, $.01 par value; 50,000,000 shares authorized
   11,406,250 shares issued and outstanding                               114                  --
  Additional paid-in capital                                           60,213                  --
  Accumulated deficit                                                  (2,463)                 --
                                                                     --------            --------
   Total partners' and shareholders' equity                            57,864              37,882
                                                                     --------            --------
   Total liabilities and partners' and shareholders' equity          $246,072            $228,162
                                                                     ========            ========




See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                        Three months ended
                                                                                   ----------------------------
                                                                                   June 30, 1997  June 30, 1996
                                                                                   -------------  -------------
Revenues:
    Resident and health care revenue                                                  $ 22,442     $ 18,085
    Management services revenue                                                            437          405
                                                                                      --------     --------
       Total revenues                                                                   22,879       18,490

Expenses:
    Community operating expenses                                                        14,120       11,457
    Lease expense (net)                                                                    544         --
    General and administrative                                                           2,184        1,238
    Depreciation and amortization                                                        1,621        1,775
                                                                                      --------     --------
       Total operating expenses                                                         18,469       14,470
                                                                                      --------     --------

       Income from operations                                                            4,410        4,020

Other income (expense):
    Interest expense                                                                    (3,354)      (2,839)
    Interest income                                                                        214           53
    Other                                                                                  (31)          (2)
                                                                                      --------     --------
       Other income (expense), net                                                      (3,171)      (2,788)
                                                                                      --------     --------

       Income before income taxes                                                        1,239        1,232

Income tax expense - current                                                                92         --
Income tax expense - deferred                                                            2,986         --
                                                                                      --------     --------
       Net income(loss)                                                                 (1,839)       1,232

Preferred return on special redeemable preferred limited partnership interests            --            339
                                                                                      --------     --------
       Net income (loss) available for distribution to partners and shareholders      ($ 1,839)    $    893
                                                                                      ========     ========

Pro forma earnings data:
    Income before income taxes, as reported                                              1,239        1,232
    Pro forma income tax expense                                                           471          468
                                                                                      --------     --------
    Pro forma income                                                                       768          764
    Preferred return on special redeemable preferred
       partnership interests                                                              --            339
                                                                                      --------     --------
    Pro forma income available for distribution to partners and shareholders          $    768     $    425
                                                                                      ========     ========

Pro forma earnings per common share:
    Pro forma income                                                                  $   0.08     $   0.08
    Preferred return on special redeemable preferred limited partnership interests        --           0.04
                                                                                      --------     --------
    Proforma income available for distribution to partners and shareholders           $   0.08     $   0.05
                                                                                      ========     ========

    Shares used in computing pro forma earnings per share data                          10,124        9,375
                                                                                      ========     ========



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                     Six months ended
                                                                                ---------------------------
                                                                              June 30, 1997     June 30, 1996
                                                                              -------------     -------------
Revenues:
 Resident and health care revenue                                                $43,424            $33,888
 Management services revenue                                                         965                918
                                                                                 -------            -------
  Total revenues                                                                  44,389             34,806

Expenses:
 Community operating expenses                                                     27,519             21,727
 Lease expense (net)                                                               1,072                 --
 General and administrative                                                        4,070              2,421
 Depreciation and amortization                                                     3,206              3,165
                                                                                 -------            -------
  Total operating expenses                                                        35,867             27,313
                                                                                 -------            -------

  Income from operations                                                           8,522              7,493

Other income (expense):
 Interest expense                                                                 (6,611)            (4,733)
 Interest income                                                                     364                132
 Other                                                                               (61)                (8)
                                                                                 -------            -------
  Other income (expense), net                                                     (6,308)            (4,609)
                                                                                 -------            -------
  Income before income taxes and extraordinary item                                2,214              2,884

Income tax expense - current                                                          92
Income tax expense - deferred                                                      2,986                 --
                                                                                 -------            -------

  Income (loss) before extraordinary item                                           (864)             2,884

Extraordinary loss on extinguishment of debt                                          --              2,335
                                                                                 -------            -------
  Net income (loss)                                                                ($864)            $  549
                                                                                 =======            =======

Preferred return on special redeemable preferred limited partnership interests        --                714
                                                                                 -------            -------

  Net income (loss) available for distribution to partners and shareholders      ($  864)           ($  165)
                                                                                 =======            =======

Pro forma earnings data:
 Income before income taxes and extraordinary item                                 2,214              2,884
 Pro forma income tax expense                                                        841              1,096
                                                                                 -------            -------
 Pro forma income before extraordinary item                                        1,373              1,788
 Preferred return on special redeemable preferred
  partnership interests                                                               --                714
                                                                                 -------            -------
 Pro forma income before extraordinary item available
  for distribution to partners and shareholders                                    1,373            $ 1,074
                                                                                 =======            =======
Pro forma earnings per common share:
 Pro forma income before extraordinary item                                        $0.14              $0.19
 Preferred return on special redeemable preferred limited partnership interests       --               0.08
                                                                                 -------            -------
 Pro forma income before extraordinary item available for
  distribution to partners and shareholders                                        $0.14              $0.11
                                                                                 =======            =======
 Shares used in computing pro forma earnings per share data                        9,752              9,375
                                                                                 =======            =======



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                            Six months ended
                                                                      ------------------------------
                                                                      June 30, 1997    June 30, 1996
                                                                      -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                     $ (864)       $   549
    Adjustments to reconcile net income to operating cash:
       Depreciation and amortization                                       3,206          3,165
       Deferred income taxes                                               2,986             --
       Extinguishment of debt                                                 --          2,335
       Amortization of deferred gain                                        (102)            --
    Increase (decrease), net of acquisitions, in cash due to changes in:
       Receivables                                                        (1,284)           190
       Inventory                                                               1            (17)
       Prepaid expenses                                                     (643)            39
       Other assets                                                         (333)           (59)
       Accounts payable                                                      601            248
       Accrued expenses                                                      620          1,812
       Tenant deposits                                                       502            (17)
       Other long-term liabilities                                           (28)           (74)
                                                                         -------        -------
Net cash provided by operating activities                                $ 4,662        $ 8,171

Cash flows from investing activities:
    Additions to land, building and equipment                            (10,851)        (2,125)
    Acquisition of retirement communities                                     --        (63,184)
    Acquisition of assisted living residences                            (11,524)            --
    Investments in joint ventures                                         (1,030)            --
    Proceeds from (purchases of) assets whose use is limit                (1,987)           289
    Proceeds from the maturity of marketable securities                       --             50
    Proceeds from the sale of assets                                      28,789            437
                                                                         -------        -------
Net cash provided (used) by investing activities                           3,397        (64,533)

Cash flows from financing activities:
    Proceeds from initial public offering, net of expenses                45,221             --
    Repayment of reorganization note                                     (21,875)            --
    Payment of redeemable preferred interests                             (5,195)        (4,805)
    Distributions to partners                                             (4,132)        (3,576)
    Expenditures for financing costs                                         (32)          (341)
    Proceeds from the issuance of long-term debt                          17,132         68,948
    Principal payments on long-term debt                                 (20,537)          (826)
                                                                         -------        -------
Net cash provided by financing activities                                 10,582         59,400

    Net increase in cash and cash equivalents                             18,641          3,038
                                                                         -------        -------
Cash and cash equivalents at beginning of period                           3,222          3,825
                                                                         -------        -------
Cash and cash equivalents at end of period                               $21,863        $ 6,863
                                                                         =======        =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             $ 6,268        $ 3,356
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

(a) Pro Forma Earnings Data: The pro forma adjustment reflected on the statements of operations provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, assuming the Partnership was subject to taxes.
(b) Pro Forma Earnings per Share: Pro forma earnings per share are based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the Reorganization plus 1,562,500 shares for the approximate $21.9 million promissory note.
(c) Tax Expense Charge to Income: At the time of the Reorganization and as a result of the conversion from a limited partnership to a corporation, the Company recorded as a one-time charge to income a net deferred income tax expense of approximately $2.9 million resulting from the difference between the accounting and tax bases of the new corporation's assets and liabilities.

4.   EQUITY

The following table summarizes the Company's equity transactions for the six months ended June 30, 1997:

                                                                     Additional
                                          Partners'       Common       Paid-In      Retained
                                           Equity         Stock        Capital      Earnings       Total
                                       ------------------------------------------------------------------
Balance at December 31, 1996               $37,882                                                $37,882
Net income (loss)                            1,599                                  (2,463)          (864)
Partner distributions                       (2,500)                                                (2,500)
Reorganization Note                        (21,875)                                               (21,875)
Transfer of partnership equity for
   7,812,500 shares of common stock        (15,106)          78        15,028                           0
Net proceeds from issuance of
   3,593,750 shares of common stock                          36        45,185                      45,221
                                       ------------------------------------------------------------------
Balance at June 30, 1997                   $     0         $114       $60,213     ($2,463)        $57,864
                                       ==================================================================

5.  INCOME TAXES

The total provision for income taxes for the quarter ended June 30, 1997 was $3.1 million consisting of current income tax expense of $.1 million and deferred tax expense of $3.0 million. The deferred tax expense includes an increase in deferred income tax liabilities of $4.5 million primarily related to the Reorganization. The increase in deferred income tax liabilities is partially offset by an increase in deferred income tax assets of $2.3 million, also related primarily to the Reorganization. The Company believes that it is more likely than not that the benefits of the deferred income tax assets will be realized. Accordingly, the Company has not established a valuation allowance against the deferred tax assets. The net deferred income tax liability as of June 30, 1997 was $2.1 million.

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

Income Tax Expense During the three months ended June 30, 1997, the conversion from a non-taxable limited partnership to a taxable corporation resulted in a one-time $3.0 million charge to income related to the recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities.

Net Income As a result of the foregoing factors, the Company reported a net loss of $1.9 million for the three months ended June 30, 1997. Adjusting for the effect of the income tax expense referenced above, the Company reported pro forma income of $768,000 for the three months ended June 30, 1997. For the three months ended June 30, 1996, the Company reported pro forma income of $764,000, pro forma income available for distribution to partners and shareholders of $425,000, and net income of $893,000. The adjustment for net income available for distribution to partners and shareholders relates to $10 million of preferred limited partnership interests which were fully redeemed in January 1997.

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

Income Tax Expense The conversion from a non-taxable limited partnership to a taxable corporation in May 1997 resulted in a one-time $3.0 million charge of income related to the recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities.

Net Income As a result of the foregoing factors, the Company reported a net loss of $864,000 for the six months ended June 30, 1997. Adjusting for the effect of the income tax charge referenced above, the Company reported pro forma income of $1.4 million for the six months ended June 30, 1997. For the six months ended June 30, 1996, the Company reported pro forma income before extraordinary item of $1.8 million, pro forma income before extraordinary item available for shareholders of $1.1 million, and net income of $549,000. The extraordinary item related to a January 1996 debt restructure. The adjustment for net income available for distribution to partners and shareholders relates to $10 million of preferred limited partnership interests which were fully redeemed in January 1997.

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

                                         American Retirement Corporation

Date:  February 13, 1998                 By: /s/ George T. Hicks
       -----------------                     -------------------
                                                 George T. Hicks
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)