Form 10-Q/A
period 1997-09-30
AMERICAN RETIREMENT CORP
filed 1998-02-17
CIK 787784

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

This Form 10-Q/A is being filed to include an adjustment to reduce by $7.7 million the deferred income tax expense for the second quarter of 1997 and the related deferred tax liability. The adjustment reflects additional tax basis to the Company related to the gain recognized by the Company's predecessor partnership upon receipt of the $21.9 million reorganization note issued in connection with the reorganization of the Company prior to its initial public offering in May 1997.

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

Item 2.           Changes in Securities and Use of Proceeds........................................21

Item 6.           Exhibits and Reports on Form 8-K................................................ 21

                  Signatures...................................................................... 22

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                     September 30, 1997   December 31, 1996
                                                                     ------------------   -----------------
                                                                         (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                $133,280            $  3,222
 Assets limited as to use                                                    3,070               1,022
 Resident and health care receivables, net                                   4,071               2,782
 Management services receivables                                             1,185                 565
 Inventory                                                                     421                 420
 Prepaid expenses                                                              936                 340
 Deferred income taxes                                                          --                 920
                                                                          --------            --------
  Total current assets                                                     142,963               9,271

 Assets limited as to use, excluding amounts classified as current           5,022               3,607
 Land, buildings and equipment, net                                        210,975             213,124
 Marketable securities                                                          52                  52
 Other assets                                                                8,631               2,108
                                                                          --------            --------
   Total assets                                                           $367,643            $228,162
                                                                          ========            ========

LIABILITIES AND PARTNERS' AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                                       $ 12,080            $  8,053
  Accounts payable                                                           2,618               2,441
  Accrued expenses                                                           8,011               6,239
  Redemption payable                                                            --               5,195
  Accrued partner distributions                                                 --               1,632
                                                                          --------            --------
   Total current liabilities                                                22,709              23,560

 Tenant deposits                                                             4,474               3,850
 Long-term debt, excluding current portion                                 154,456             162,636
 Convertible subordinated debentures                                       120,000                  --
 Deferred gain on sale-leaseback transactions                                4,186                  --
 Deferred income taxes                                                       2,654                  --
 Other long-term liabilities                                                   262                 234
                                                                          --------            --------
   Total liabilities                                                       308,741             190,280

 Partners' and shareholders' equity:
  General and limited partners' interests                                       --              37,882
  Common stock, $.01 par value; 50,000,000 shares authorized
   11,406,250 shares issued and outstanding                                    114                  --
  Additional paid-in capital                                                60,213                  --
  Accumulated deficit                                                       (1,425)                 --
                                                                          --------            --------
   Total partners' and shareholders' equity                                 58,902              37,882
                                                                          --------            --------
   Total liabilities and partners' and shareholders' equity               $367,643            $228,162
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

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)


                                                                                             Nine Months Ended
                                                                                  ----------------------------------------
                                                                                  September 30, 1997    September 30, 1996
                                                                                  ------------------    ------------------

Revenues:
 Resident and health care revenue                                                      $66,570              $53,527
 Management services revenue                                                             1,462                1,308
                                                                                       -------              -------
  Total revenues                                                                        68,032               54,835

Expenses:
 Community operating expenses                                                           42,227               34,245
 Lease expense (net)                                                                     1,725                   --
 General and administrative                                                              6,041                4,161
 Depreciation and amortization                                                           4,891                4,967
                                                                                       -------              -------
  Total operating expenses                                                              54,884               43,373
                                                                                       -------              -------

  Income from operations                                                                13,148               11,462

Other income (expense):
 Interest expense                                                                      (10,002)              (8,343)
 Interest income                                                                           785                  253
 Other                                                                                     (56)                 (65)
                                                                                       -------              -------
  Other income (expense), net                                                           (9,273)              (8,155)
                                                                                       -------              -------

  Income before income taxes and extraordinary item                                      3,875                3,306

Income tax expense - current                                                               139                    0
Income tax expense - deferred                                                            3,562                    0
                                                                                       -------              -------

  Income (loss) before extraordinary item                                                  174                3,306

Extraordinary loss or extinguishment of debt                                                --                2,335
                                                                                       -------              -------
  Net income (loss)                                                                    $   174              $   971
                                                                                       =======              =======

Preferred return on special redeemable preferred limited partnership interests             --                   909
                                                                                       -------              -------
  Net income (loss) available for distribution to partners and shareholders            $   174              $    62
                                                                                       =======              =======


Pro forma earnings data:
 Income before income taxes and extraordinary item                                     $ 3,875              $ 3,306
 Pro forma income tax expense                                                            1,472                1,256
                                                                                       -------              -------
 Pro forma income before extraordinary item                                              2,403                2,050
 Preferred return on special redeemable preferred
  partnership interests                                                                     --                  909
                                                                                       -------              -------
 Pro forma income before extraordinary item available
  for distribution to partners and shareholders                                          2,403              $ 1,141
                                                                                       =======              =======

Pro forma earnings per common share:
 Pro forma income before extraordinary item                                            $  0.23              $  0.22
 Preferred return on special redeemable preferred limited partnership interests             --                 0.10
                                                                                       -------              -------
 Pro forma income before extraordinary item available for distribution to
  partners and shareholders                                                            $  0.23              $  0.12
                                                                                       =======              =======
 Shares used in computing pro forma earnings per share data                             10,459                9,375
                                                                                       =======              =======


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                        Nine Months Ended
                                                            ------------------------------------------
                                                            September 30, 1997      September 30, 1996
                                                            ------------------      ------------------
Cash flows from operating activities:
    Net income (loss)                                             $    174               $    971
    Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
       Depreciation and amortization                                 4,891                  4,967
       Deferred income taxes                                         3,562                     --
       Extinguishment of debt                                           --                  2,335
       Amortization of deferred gain                                  (228)                    --
    Increase (decrease), net of acquisitions,
    in cash due to changes in:
       Receivables                                                  (1,909)                   396
       Inventory                                                        (1)                   (20)
       Prepaid expenses                                               (568)                   (36)
       Other assets                                                   (359)                   (13)
       Accounts payable                                                178                   (370)
       Accrued expenses                                              1,760                  2,583
       Tenant deposits                                                 611                     78
       Other long-term liabilities                                     (47)                   (69)
                                                                  --------               --------
Net cash provided by operating activities                         $  8,064               $ 10,822

Cash flows from investing activities:
    Additions to land, building and equipment                      (16,370)                (5,816)
    Acquisition of retirement communities                               --                (63,184)
    Acquisition of assisted living residences                      (11,524)                    --
    Investments in joint ventures                                   (1,030)                    --
    Proceeds from (purchases of)
      assets whose use is limited                                   (4,329)                 2,345
    Proceeds from the maturity of marketable securities                 --                     50
    Proceeds from the sale of assets                                28,789                    437
                                                                  --------               --------
Net cash used by investing activities                               (4,464)               (66,168)

Cash flows from financing activities:
    Proceeds from initial public offering, net of expenses          45,221                     --
    Proceeds from convertible debenture
      offering, net of expenses                                    116,600                     --
    Repayment of reorganization note                               (21,875)                    --
    Payment of redeemable preferred interests                       (5,195)                (4,805)
    Distributions to partners                                       (4,132)                (5,192)
    Expenditures for financing costs                                   (32)                  (341)
    Proceeds from the issuance of long-term debt                    22,441                 70,206
    Principal payments on long-term debt                           (26,570)                (3,636)
                                                                  --------               --------
Net cash provided by financing activities                          126,458                 56,232

    Net increase in cash and cash equivalents                      130,058                    886
                                                                  --------               --------
Cash and cash equivalents at beginning of period                     3,222                  3,825
                                                                  --------               --------
Cash and cash equivalents at end of period                        $133,280               $  4,711
                                                                  ========               ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                      $  9,668               $  6,944
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

5. Equity

The following table summarizes the Company's equity transactions for the nine months ended September 30, 1997:

                               General and
                                 Limited               Additional
                                Partners'   Common      Paid-In      Accumulated
                                Interest     Stock      Capital        Deficit      Total
                               ---------------------------------------------------------------


Balance at December 31, 1996    $ 37,882     $--       $    --       $    --    $ 37,882
Net income (loss)                  1,599      --            --        (1,425)        174
Partner distributions             (2,500)     --            --                    (2,500)
Reorganization Note              (21,875)     --            --                   (21,875)
Transfer of partnership equity
  for 7,812,500 shares of
  common stock                   (15,106)     78        15,028                         0
Net proceeds from issuance of
  3,593,750 shares of
  common stock                                36        45,185                    45,221
                                  -------------------------------------------------------------
Balance at September 30, 1997   $     --    $114       $60,213       $(1,425)   $ 58,902
                                  =============================================================



6. Income Taxes

The total provision for income taxes for the three months and nine months ended September 30, 1997 was $623,000 and $3.7 million, respectively. The provision for income taxes for the nine months ended September 30, 1997 consisted of current income tax expense of $139,000 and deferred income tax expense of $3.6 million. The deferred income tax expense includes an increase in deferred income tax liabilities of $12.2 million primarily related to the Reorganization. The increase in deferred income tax liabilities is partially offset by an increase in deferred income tax assets of $2.3 million, also related primarily to the Reorganization. The Company believes that it is more likely than not that the benefits of the deferred income tax assets will be realized. Accordingly, the Company has not established a valuation allowance against the deferred tax assets. The net deferred income tax liability as of September 30, 1997 was $2.7 million.


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

Income Tax Expense The conversion from a non-taxable limited partnership to a taxable corporation in May 1997 resulted in a one-time $3.0 million charge against income related to the recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities. A pro forma adjustment has been reflected to provide for income taxes as though the Company had been subject to corporate income taxes for the nine months ended September 30, 1996.

Net Income. As a result of the foregoing factors, the Company reported net earnings of $174,000 for the nine months ended September 30, 1997. Adjusting for the effect of the income tax charge referenced above, the Company reported pro forma income of $2.4 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the Company reported pro forma income before extraordinary item of $2.0 million, pro forma income before extraordinary item available for distribution to partners and shareholders of $1.1 million, and net income of $62,000. The extraordinary item related to a January 1996 debt restructure. The adjustment for net income available for distribution to partners and shareholders relates to $10.0 million of preferred limited partnership interests which were fully redeemed in January 1997.

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