Form 10-K
period 1997-12-31
AMERICAN RETIREMENT CORP
filed 1998-03-31
CIK 787784

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934

      For the fiscal year ended December 31, 1997
      Commission file number 01-13031


                         American Retirement Corporation
             (Exact Name of Registrant as Specified in its Charter)


Tennessee                                               62-1674303
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer ID No.)
Incorporation or Organization)

111 Westwood Place, Suite 402, Brentwood, TN                         37027
--------------------------------------------                         ----------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:  (615) 221-2250

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                                           Name of Each Exchange on Which Registered
-------------------                                                           -----------------------------------------
Common Stock, par value $.01 per share .....................................                    NYSE
5 3/4% Convertible Subordinated Debentures due 2002 ........................                    NYSE


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ------

           As of March 20, 1998, 11,420,860 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was $130,584,599, based on the closing sale price of the common stock of $22.625 on the New York Stock Exchange on that date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 5, 1998 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

           American Retirement Corporation (the "Company") is a national senior living and health care services company providing a broad range of care and services to seniors, including independent living, assisted living, skilled nursing, and home health care services. Established in 1978, the Company currently operates 23 senior living communities in 12 states, consisting of 13 owned communities, four leased communities, and six managed communities, with an aggregate capacity for approximately 7,000 residents. The Company also owns 11 home health care agencies based in or near its retirement communities and manages four home health care agencies for third parties.

           The Company has experienced significant growth since the early 1990s, primarily through the acquisition of senior living communities. The Company intends to continue its growth by developing senior living networks through a combination of (i) selective acquisitions of senior living communities, including assisted living residences; (ii) development of free-standing assisted living residences, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) development and acquisition of home health care agencies. Pursuant to its growth strategy, the Company is currently developing 36 free-standing assisted living residences, with an estimated aggregate capacity for approximately 3,200 residents, and is expanding six of its existing communities to add capacity to accommodate approximately 500 additional residents.

           On January 29, 1998, the Company entered into a letter of intent to acquire privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and/or its Chairman. The acquisition would result in the ownership of three continuing care retirement communities ("CCRCs") and management of four additional CCRCs with an aggregate capacity for approximately 3,800 residents. Additionally, ARC would enter into development and management contracts for, and acquire options to purchase, two other CCRCs currently under development, which will add resident capacity of approximately 800. The consideration to be paid is $28.8 million of cash and 1,385,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The letter of intent is non-binding and the transaction is subject to the completion of definitive agreements and the satisfaction of customary closing conditions. The transaction is expected to be completed in the second quarter of 1998 and to be accounted for as a purchase.

Business History and Past Operations

           The Company's operating philosophy was inspired by the vision of its founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by providing the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of its residents.

The 1995 Roll-Up

           The Company's predecessor, American Retirement Communities, L.P. (the "Predecessor" or "ARCLP"), was formed in February 1995 in connection with the reorganization (the "1995 Roll-Up") of certain entities (the "Predecessor Entities") that owned, operated, or managed various senior living communities. Each of the Predecessor Entities was organized at the direction of the members of the Company's management and controlling shareholders. As a result of the 1995 Roll-Up, ARCLP issued partnership interests to the partners and shareholders of the Predecessor Entities in exchange for their limited partnership interests and stock, respectively, and thereby became the owner, directly or indirectly, of all of the assets of the Predecessor Entities. The general partner of ARCLP was American Retirement Communities, LLC, a Tennessee limited liability company, whose members included W.E. Sheriff, the Company's Chairman and Chief Executive Officer, and other Company executive officers.

Reorganization and Initial Public Offering

           The Company was incorporated in February 1997 as a wholly-owned subsidiary of ARCLP in anticipation of the Reorganization (defined below) and the Company's initial public offering in May 1997 (the "IPO"). ARCLP was reorganized (the "Reorganization") concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of the Company's Common Stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization Note"). The Company issued 3,593,750 shares of Common Stock in the IPO, resulting in net proceeds $45.0 million. The Company used a portion of the net proceeds from the IPO to repay the Reorganization Note.

CARE AND SERVICES PROGRAMS

         The Company provides a wide array of senior living and health care services to seniors at its communities, including independent living, assisted living (with special programs and living units for residents with Alzheimer's and other forms of dementia), skilled nursing, and home health care services. By offering a variety of services and involving the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering all services to each resident without regard to need, preference, or choice.

Independent Living Services

         The Company provides independent living services to seniors who do not yet need assistance or support with the activities of daily life ("ADLs"), but who prefer the physical and psychological comfort of a residential community that offers health care and other services. The Company currently owns 12 communities, leases four communities, and manages an additional five communities that provide independent living services, with an aggregate capacity for 2,514 residents, 1,284 residents, and 1,491 residents, respectively.

         Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings such as blood pressure checks, periodic special services such as influenza inoculations, chronic disease management (such as diabetes with its attendant blood glucose monitoring), and dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either community staff or through the Company's or independent home health care agencies. The Company's contracts with its independent living residents are generally for a term of one year and are terminable by the resident upon 60 days' notice.

Assisted Living and Memory Impaired Services

         The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services, at all of its owned and leased communities and at six managed communities. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living residences, and in consultation with the resident and the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services, and completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident when possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

         The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for their well being as possible. The basic type of assisted living services offered by the Company include the following:

                  Personal Care Services. These services include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management.

                  Support Services. These services include meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services, and transportation services.

                  Supplemental Services. These services include extra transportation services, personal maintenance, extra laundry services, non-routine care services, and special care services, such as services for residents with Alzheimer's and other forms of dementia.

           The Company maintains programs and special units at its assisted living residences for residents with Alzheimer's and other forms of dementia, which provide the attention, care, and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and a lifeskills based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry, and housekeeping. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained in residents whose constant movement increases their caloric expenditure. Resident fees for these special units are dependent on the size of the unit, the design type, and the level of services provided.

Skilled Nursing and Sub-Acute Services

           The Company provides traditional skilled nursing services in four communities owned by the Company, one community leased by the Company, and five communities managed by the Company, with an aggregate capacity for 303 residents at the Company's owned communities, 60 residents at the Company's leased community, and 393 residents at the Company's managed communities. In addition, the Company has communities under development or expansion that will add estimated additional capacity of 218 skilled nursing beds. In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour a day skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of sub-acute care services in certain of its communities. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury, or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.


Home Health Care

           The Company provides home health care services to residents at certain of its senior living communities and the surrounding areas through home health care agencies based at or near certain of its existing senior living communities and manages home health care agencies owned by third parties. The services and products that the Company provides through its home health care agencies include (i) general and specialty nursing services to individuals with acute illnesses, long-term chronic health conditions, permanent disabilities, terminal illnesses, or post-procedural needs; (ii) therapy services consisting of, among other things, physical, occupational, speech, and medical social services; (iii) personal care services and assistance with ADLs; (iv) hospice care for persons in the final phases of incurable disease; (v) respiratory, monitoring, medical equipment services, and medical supplies to patients; and
(vi) a comprehensive range of home infusion and enteral therapies. The Company intends to expand its home health care services to additional senior living communities and to develop, acquire, or manage home health care service businesses at other communities. In addition, the Company will make available to residents certain physician, dentistry, podiatry, and other health related services that will be offered by third-party providers. The Company may elect to provide these services directly or through participation in managed care networks or in joint ventures with other providers. The Company owns 11 home health care agencies and manages four agencies for third parties.

GOVERNMENT REGULATION

         The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, the Company's communities are subject to regulation, licensing, and certificate of need (CON) and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes.

         The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies and skilled nursing facilities. Under the BBA, beginning in the year 2001, skilled nursing facilities will no longer be reimbursed under a cost based system. A prospective payment system under which facilities are reimbursed on a per diem basis will be phased in over the next three years. The BBA also requires the Secretary of Health and Human Services to establish and implement a prospective payment system for home health services for cost reporting periods beginning on and after October 1, 1999. The Company believes that the phase-in period will allow it to make timely operating adjustments appropriate under the new system, but does not know what effect these changes will have on its skilled nursing and home health operations. Approximately 10.6%, 7.9% and 7.8% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to Medicare, including Medicare-related private co-insurance.

         Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws, which vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in the Medicare and Medicaid program. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

         The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, in the ordinary course of business, one or more of the Company's communities could be cited for deficiencies. In such cases, the appropriate corrective action would be taken. To the Company's knowledge, no material regulatory actions are currently pending with respect to any of the Company's communities.

         Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state, and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or are required to be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

         In addition, the Company is subject to various Federal, state, and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

         The Company believes that the structure and composition of government, and specifically health care, regulations will continue to change and, as a result, regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

COMPETITION

         The senior living and health care services industry is highly competitive and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living and health care industry, the industry continues to be very fragmented and characterized by numerous small operators. The Company believes that the primary competitive factors in the senior living and health care services industry are (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered (such as home health care and food services); (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

INSURANCE AND LEGAL PROCEEDINGS

         The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program in amounts and with such coverages and deductibles that the Company believes are within normal industry standards based upon the nature and risks of the Company's business. The Company also has an umbrella excess liability protection policy in the amount of at least $20.0 million per location. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

         Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased, or managed communities that it believes would have a material adverse effect on the Company's business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities it currently operates.

TRADEMARKS

         The Company has registered its corporate logo with the United States Patent and Trademark Office. The Company intends to develop and market a significant number of new free-standing assisted living residences under the tradename "Homewood Residence." The Company has filed an application with the United States Patent and Trademark Office to register the "Homewood Residence" tradename and logo, but there can be no assurance that such registration will be granted or that the Company will be able to use such tradename.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company.

          NAME                           AGE                                     POSITION
------------------------              ---------      ---------------------------------------------------------------
W.E. Sheriff                              55         Chief Executive Officer

Christopher J. Coates                     47         President and Chief Operating Officer

George T. Hicks                           40         Executive Vice President - Finance, Chief Financial
                                                     Officer, Treasurer, and Secretary

H. Todd Kaestner                          42         Executive Vice President - Corporate Development

James T. Money                            50         Executive Vice President - Development Services

Tom G. Downs                              52         Senior Vice President - Operations

Lee A. McKnight                           52         Senior Vice President - Marketing



         W.E. SHERIFF has served as Chairman and Chief Executive Officer of the Company and its predecessors since April 1984. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as president and chief executive officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations, including as a member of the board of the National Association for Senior Living Industries.

         CHRISTOPHER J. COATES has served as President and Chief Operating Officer of the Company and its predecessors since January 1993 and as a director of the Company since January 1998. From 1988 to 1993, Mr. Coates served as chairman of National Retirement Company, a senior living management company acquired by a subsidiary of the Company in 1992. From 1985 to 1988, Mr. Coates was senior director of the Retirement Housing Division of Radice Corporation, following that company's purchase in 1985 of National Retirement Consultants, a company formed by Mr. Coates. Mr. Coates is a former chairman of the board of directors of the American Senior Housing Association.

         GEORGE T. HICKS, a certified public accountant, has served as the Executive Vice President - Finance, Chief Financial Officer, Treasurer, and Secretary since September 1993. Mr. Hicks has served in various capacities for the Company's predecessors since 1985, including Vice President - Finance and Treasurer from November 1989 to September 1993.

         H. TODD KAESTNER has served as Executive Vice President - Corporate Development since September 1993. Mr. Kaestner has served in various capacities for the Company's predecessors since 1985, including Vice President Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

         JAMES T. MONEY has served as Executive Vice President - Development Services since September 1993. Mr. Money has served in various capacities for the Company's predecessors since 1978, including Vice President - Development from 1985 to 1993. Mr. Money is a member of the board of directors and the executive committee of the National Association for Senior Living Industries.

         TOM G. DOWNS has served as Senior Vice President - Operations since 1989. Mr. Downs has served in various capacities for the Company's predecessors since 1979.

         LEE A. MCKNIGHT has served as Senior Vice President - Marketing since September 1991. Mr. McKnight has served in various capacities for the Company's predecessors since 1979.

EMPLOYEES

         The Company employs approximately 2,620 persons, of which approximately 1,590 were full-time employees (approximately 80 of whom are located at the Company's corporate offices) and 1,030 were part-time employees. In addition, there were approximately 500 full-time employees and 400 part-time employees employed by the owners of communities managed by the Company and who are under the direction and supervision of the Company. None of the Company's employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

           The table below sets forth certain information with respect to the senior living communities and home health care agencies currently operated by the Company.


                                                                         Resident Capacity(1)               Commencement
                                                                         --------------------                   of
Community                                 Location               IL         AL         SN       Total      Operations(2)
---------                                 --------               --         --         --       -----      -------------

Owned(3):
Broadway Plaza                           Ft. Worth, TX           252         40        122        414            Apr-92
Carriage Club of Charlotte               Charlotte, NC           355         54         50        459            May-96
Carriage Club of Jacksonville           Jacksonville, FL         292         60         --        352            May-96
The Hampton at Post Oak                   Houston, TX            162         21         --        183            Oct-94
Heritage Club                              Denver, CO            220         35         --        255            Feb-95
Parkplace                                  Denver, CO            195         48         --        243            Oct-94
Homewood Residence at
   Corpus Christi                      Corpus Christi, TX         60         30         --         90            May-97
Richmond Place                           Lexington, KY           206          4         --        210            Apr-95
Santa Catalina Villas                      Tucson, AZ            217         85         42        344            Jun-94
The Summit at Westlake Hills               Austin, TX            167         30         89        286            Apr-92
Homewood Residence at
   Tarpon Springs                      Tarpon Springs, FL         --         64         --         64            Aug-97
Westlake Village                         Cleveland, OH           246         54         --        300            Oct-94
Wilora Lake Lodge                        Charlotte, NC           142         --         --        142            Dec-97
                                                               -----      -----      -----      -----
    Subtotal                                                   2,514        525        303      3,342
                                                               -----      -----      -----      -----

Leased:
Holley Court Terrace(4)                   Oak Park, IL           179         17         --        196            Jul-93
Homewood Residence at Victoria(5)         Victoria, TX            60         30         --         90            May-97
Imperial Plaza(6)                         Richmond, VA           850        140         --        990            Oct-97
Trinity Towers(4)                      Corpus Christi, TX        195         32         60        287            Jan-90
                                                               -----      -----      -----      -----
  Subtotal/Average                                             1,284        219         60      1,563
                                                               -----      -----      -----      -----

Managed(7):
Burcham Hills                           East Lansing, MI         138         71        133        342            Nov-78
Meadowood                                Worcester, PA           355         51         59        465            Oct-89
Parklane West                           San Antonio, TX           --         17        124        141            Oct-94
Reeds Landing                           Springfield, MA          148         54         40        242            Aug-95
USAA Towers                             San Antonio, TX          505         --         --        505            Oct-94
Williamsburg Landing                    Williamsburg, VA         345          7         37        389            Sep-85
                                                               -----      -----      -----      -----
    Subtotal                                                   1,491        200        393      2,084
                                                               -----      -----      -----      -----
    Grand Total                                                5,289        944        756      6,989
                                                               =====      =====      =====      =====

                                                                                    Commencement
Home Health Care Agencies                      Location                             of Operations
-------------------------                      --------                             -------------
Owned:
Broadway Plaza                              Fort Worth, TX                            Jun-94
Carriage Club of Charlotte                  Charlotte, NC                             Oct-96
Carriage Club of Jacksonville              Jacksonville, FL                           Pending
Guiding Light                              New Braunfels, TX                          Nov-97
The Hampton at Post Oak                       Houston, TX                             Feb-97
Heritage Club                                 Denver, CO                              Oct-96
Holley Court Terrace                         Oak Park, IL                             May-94
Parkplace                                     Denver, CO                              Feb-97
Richmond Place                               Lexington, KY                            Jun-90
Trinity Towers                            Corpus Christi, TX                          Jan-98
Westlake Village                             Westlake, OH                             Jan-97

Managed(8):
Bibb County                                 Centreville, AL                           Mar-97
Burcham Hills                              East Lansing, MI                           Aug-97
Hale County                                 Greensboro, AL                            May-97
Meadowood                                    Worcestor, PA                            Jul-97

---------------------------------------------------------------------------------------------------------------------------

(1) Independent living residences (IL), assisted living residences (including areas dedicated to residents with Alzheimer's and other forms of dementia)
     (AL), and skilled nursing beds (SN).
(2) Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.
(3) With the exception of the Company's Carriage Club of Charlotte community, all of the Company's owned communities are subject to mortgage liens. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(4) Leased pursuant to an operating lease with an initial term of ten years expiring December 31, 2006, with renewal options for up to three additional ten year terms, provided that both leases are extended concurrently.
(5) Leased pursuant to an operating lease expiring in July 2011, with renewal options for up to two additional ten year terms.
(6) Leased pursuant to an operating lease expiring October 2017, with a seven year renewal option.
(7) The Company's management agreements are generally for terms of three to five years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner's expense and receives a monthly fee for its services based on either a contractually fixed amount or a percentage of revenues or income. Certain management agreements also provide the Company with an incentive fee based on various performance goals. The Company's existing management agreements expire at various times through June 2002.
(8) Managed pursuant to management agreements with an initial term of three years. The Company receives a contractual fee per visit. None of the home health care agencies managed by the Company are owned by affiliates of the Company.

Additionally, the Company is currently developing 36 free-standing assisted living residences, with an estimated aggregate capacity for approximately 3,200 residents, and is expanding six of its existing communities to add capacity to accommodate approximately 500 additional residents.

ITEM 3.  LEGAL PROCEEDINGS

         The Company currently is not a party to any legal proceeding that it believes would have a material adverse effect on its business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Since the IPO, the Common Stock has traded on the New York Stock Exchange under the symbol "ACR." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock.

                  Year Ended December 31, 1997                      High          Low
                  ---------------------------------------------------------------------
                  Second Quarter (beginning May 30, 1997)         $17.875       $14.250
                  Third Quarter                                    21.875        17.750
                  Fourth Quarter                                   21.250        19.000

         As of March 25, 1998, there were 621 shareholders of record and approximately 1,517 persons or entities holding Common Stock in nominee name.

         It is the policy of the Company's Board of Directors to retain all future earnings to finance the operation and expansion of the Company's business. Accordingly, the Company does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated and combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated and Combined Financial Statements and notes thereto included in this report.

                                                       Consolidated                                 Combined
                                            ----------------------------------------  ------------------------------------------
                                                                Predecessor                    Predecessor Entities
                                                           ------------------------   ------------------------------------------
                                                                        Nine Months   Three Months
                                            Years Ended December 31,       Ended         Ended          Years Ended December 31,
                                            ------------------------    December 31,    March 31,       ------------------------
                                              1997           1996          1995            1995           1994           1993
                                            --------       --------      ---------      ---------       --------       --------
STATEMENT OF OPERATIONS DATA:
Revenues:
    Resident and health care revenue        $ 92,217       $ 73,878       $ 47,239       $ 11,761       $ 30,979       $ 23,162
    Management services revenue                1,995          1,739          1,524            595          2,362          2,752
                                            --------       --------       --------       --------       --------       --------
         Total revenues                       94,212         75,617         48,763         12,356         33,341         25,914
Operating expenses:
    Community operating expense               57,838         46,960         30,750          8,035         21,780         16,401
    Lease expense                              3,405             --             --             --             --             --
    General and administrative                 8,051          6,200          3,446          1,108          3,455          3,290
    Depreciation and amortization              6,855          6,906          4,534          1,127          2,891          2,251
                                            --------       --------       --------       --------       --------       --------

       Total operating expenses               76,149         60,066         38,730         10,270         28,126         21,942
                                            --------       --------       --------       --------       --------       --------

       Income from operations                 18,063         15,551         10,033          2,086          5,215          3,972
                                            --------       --------       --------       --------       --------       --------
Other income (expense):
    Interest expense                         (14,863)       (12,160)        (7,930)        (2,370)        (5,354)        (3,569)
    Interest income                            2,675            434            329             49            203            122
    Other                                         (1)           788            919         (1,013)            98            189
                                            --------       --------       --------       --------       --------       --------

Other income (expense), net                  (12,189)       (10,938)        (6,682)        (3,334)        (5,053)        (3,258)
                                            --------       --------       --------       --------       --------       --------
Income (loss) before income taxes and
    extraordinary item                         5,874          4,613          3,351         (1,248)           162            714
Income tax expense (benefit)                   4,340           (920)            55             20             --             --
                                            --------       --------       --------       --------       --------       --------
Income (loss) before extraordinary
    item                                       1,534          5,533          3,296         (1,268)           162            714
Extraordinary item                             6,334         (2,335)            --             --             --             --
                                            --------       --------       --------       --------       --------       --------

Net income (loss)                             (4,800)         3,198          3,296         (1,268)           162            714
Preferred return on special redeemable
     preferred limited partnership
     interests                                    --         (1,104)        (1,125)            --             --             --
                                            --------       --------       --------       --------       --------       --------
Net income (loss) available for
    distribution to partners and
    shareholders                            $ (4,800)      $  2,094       $  2,171       $ (1,268)      $    162       $    714
                                            ========       ========       ========       ========       ========       ========
Distribution to partners, excluding
    preferred distributions                 $  2,500       $  6,035       $  4,064       $  1,400       $  2,580       $  5,708
                                            ========       ========       ========       ========       ========       ========

                                                              Consolidated                                 Combined
                                                    --------------------------------------    --------------------------------------
                                                                        Predecessor                  Predecessor Entities
                                                                 -------------------------    --------------------------------------
                                                                               Nine Months    Three Months
                                                    Years Ended December 31,     Ended           Ended
                                                    ------------------------   December 31,     March 31,   Years Ended December 31,
                                                       1997         1996          1995            1995             1994       1993
                                                    --------     -----------   ------------   ------------  ------------ -----------
STATEMENT OF OPERATIONS DATA:
Pro forma earnings data:
   Income before income taxes
   and extraordinary item                           $  5,874     $   4,613
   Pro forma income tax expense                        2,115         1,661
                                                    --------     ---------
   Pro forma income
   before                                              3,759         2,952
   extraordinary item
   Preferred return on
   special
   redeemable preferred                             $     --     $   1,104
   limited partnership                              --------     ---------
   interests
   Pro forma income
   before
   extraordinary item available
   for distribution to                              $  3,759     $   1,848
   partners and                                     ========     =========
   shareholders

EARNINGS PER SHARE:
Pro forma basic earnings per share
   before extraordinary item available
   for distribution to partners and
   Shareholders                                     $   0.36     $    0.20
                                                    --------     ---------
Weighted average shares outstanding                   10,577         9,375
                                                    --------     ---------

Pro forma diluted earnings per share
   before extraordinary item
   available
   for distribution to partners and
   Shareholders                                     $   0.35     $    0.20
                                                    --------     ---------
Weighted average shares outstanding                   10,675         9,375
                                                    --------     ---------

BALANCE SHEET DATA:
Cash and cash equivalents                           $ 44,583     $   3,222     $   3,825                    $  2,894   $ 3,205
Working capital (deficit)                             47,744       (14,289)       (1,048)                      3,168     2,529
Total assets                                         317,154       228,162       165,579                     111,425    63,393
Long-term debt, including current
    portion                                          237,354       170,689       102,245                      89,414    43,335
Partners' and shareholders' equity                    53,918        37,882        51,823                      12,823    15,042

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. The Company currently operates 23 senior living communities in 12 states with an aggregate capacity for approximately 7,000 residents. The Company currently owns 13 communities, leases four communities pursuant to long-term leases, and manages six communities pursuant to management agreements. At December 31, 1997, the Company's owned communities had a stabilized occupancy rate of 97%; its leased communities had a stabilized occupancy rate of 96%; and its managed communities had a stabilized occupancy rate of 96%.

           For the purposes of the following discussion, amounts for the year ended December 31, 1995 represent the sum of the combined results of operations of ARCLP and the Predecessor Entities for the period from January 1, 1995 through March 31, 1995 and the consolidated results of operations of ARCLP for the period from April 1, 1995 through December 31, 1995. Amounts for the year ended December 31, 1996 represent the consolidated results of ARCLP, and amounts for the year ended December 31, 1997 represent the sum of the results of operations of ARCLP for the period from January 1, 1997 through May 28, 1997 and the results of operations of the Company for the period from May 29, 1997 through December 31, 1997.

           During the year ended December 31, 1997, the Company recorded a one-time tax charge of $3.0 million related to the conversion from a non-taxable limited partnership to a taxable corporation in May 1997 in connection with the Reorganization and a $6.3 million, net of tax, extraordinary loss from extinguishment of debt. Adjusting for the effects of the one-time tax charge and extraordinary loss, pro forma earnings before extraordinary item for 1997 was $3.8 million, or $0.35 diluted earnings per share.

           The Company is currently developing or constructing 36 free-standing assisted living residences with an aggregate capacity for approximately 3,200 residents with an estimated cost to complete and lease-up of approximately $300.0 million to $325.0 million. The Company is constructing a $14.0 million expansion at one of its leased communities on behalf of the lessor. In addition, the Company plans to commence expansions at four of its owned communities, which are expected to cost approximately $31.0 million to complete and lease-up. The Company is also managing the expansion of one of its managed communities on behalf of its owner. The six current expansion projects will add capacity to accommodate approximately 500 additional residents.

           In addition to the development of new free-standing assisted living residences and expansions of existing retirement communities, the Company's growth strategy also includes the acquisition of free-standing assisted living residences and other senior living communities, home health care agencies, and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

           The Company's total revenues are comprised of (i) resident and health care revenues, which include all resident revenues and home health care agency fees, and (ii) management services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from three principal sources: (i) monthly service fees from independent and assisted living residents, representing 74.2%, 75.3%, and 71.6% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively;
(ii) per diem charges from nursing patients, representing 13.7%, 13.9%, and 17.2% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively; and (iii) per visit billings from home health care patients and companion services clients, representing 10.0%, 8.5%, and 7.7% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Management services revenues represented 2.1%, 2.3%, and 3.5% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Approximately 89.4%, 92.1%, and 91.2% of the Company's total revenues for the years ended December 31, 1997, 1996, and 1995, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance.

              The Company's management agreements are generally for terms of three to five years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners' expense and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. Certain management agreements also provide the Company with an incentive fee based on various performance goals. The Company's existing management agreements expire at various times through June 2002.

           The Company's operating expenses are comprised, in general, of (i) community operating expense, which includes all operating expenses of the Company's owned or leased communities, including the expenses of its home health care agencies; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

         The following table sets forth, for the periods indicated, certain resident capacity and occupancy data:

                                                            Years Ended December 31,
                                                            ------------------------
                                                        1997           1996            1995
                                                       -----          -----           -----
OPERATING DATA:
End of period resident capacity:
  Owned                                                3,210          3,369           2,594
  Leased                                               1,531             --              --
  Managed                                              2,159          2,159           3,008
                                                       -----          -----           -----
         Total                                         6,900          5,528           5,602
                                                       =====          =====           =====
Average occupancy rate:
  Owned                                                   93%            94%             93%
  Leased                                                  90             --              --
  Managed                                                 94             91              91
                                                       -----          -----           -----
         Total                                            93%            92%             92%
                                                       =====          =====           =====
End of period occupancy rate:
  Owned                                                   94%            96%             94%
  Leased                                                  93             --              --
  Managed                                                 96             92              91
                                                       -----          -----           -----
         Total                                            94%            94%             92%
                                                       =====          =====           =====
Stabilized average occupancy rate:(1)
  Owned                                                   97%            94%             93%
  Leased                                                  96             --              --
  Managed                                                 96             95              95
                                                       -----          -----           -----
         Total                                            96%            95%             94%
                                                       =====          =====           =====

---------------
(1) Includes communities or expansions thereof that have either (i) achieved 95% occupancy or (ii) been open at least 12 months. In the table above, the stabilized average occupancy rate for the year ended December 31, 1996 excludes a large managed community with a capacity for over 240 residents which opened in August 1995 and continued to stabilize throughout 1996.

SAME COMMUNITY RESULTS

       The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Revenues on a Same Community basis do not include any management services revenues.

STATEMENT OF OPERATIONS DATA:

                                                                  YEARS ENDED DECEMBER 31
                                                                  -----------------------
                                                 1997       1996      % CHG       1996      1995         % CHG
                                               -------    -------      ----     -------    -------        ----
                                                              (dollars in thousands, except other data)
Monthly/per diem service fees                  $62,679    $58,405       7.3%    $48,888    $46,398         5.4%
Home health/companion services revenue           9,006      6,437      39.9%      3,789      2,699        40.4%
                                               -------    -------      ----     -------    -------        ----
     Resident and health care revenue           71,685     64,842      10.6%     52,677     49,097         7.3%
Community operating expenses                    45,770     41,695       9.8%     34,314     32,854         4.4%
                                               -------    -------      ----     -------    -------        ----
Resident income from operations                $25,915    $23,147      12.0%    $18,363    $16,243        13.1%
                                               =======    =======      ====     =======    =======        ====
Resident income from operations margin(1)         36.2%      35.7%                 34.9%      33.1%
Lease expense                                    2,209         --        --          --         --          --
Depreciation and amortization                    4,220      5,329     (20.8%)     4,332      4,648        (6.8%)
                                               -------    -------      ----     -------    -------        ----
Income from operations                         $19,486    $17,818       9.4%    $14,031    $11,595        21.0%
                                               =======    =======      ====     =======    =======        ====

Other data:
Number of communities                               10         10                     8          8
Resident capacity                                2,586      2,586                 2,121      2,121
Average occupied units                           2,209      2,183                 1,775      1,744
Average occupancy  rate2                            96%        95%                   94%        92%
Average monthly revenue per occupied unit(3)   $ 2,365    $ 2,230       6.1%    $ 2,295     $2,217         3.5%
Average monthly expense per occupied unit(4)   $ 1,468    $ 1,399       4.9%    $ 1,475     $1,465         0.7%

---------------------
(1)  "Resident income from operations margin" represents
     "Resident income from operations" as a percentage of "Resident and health care revenue."
(2) "Average occupancy rate" is based on the ratio of occupied apartments to available apartments expressed on a monthly basis for independent and assisted living residences, and occupied beds to available beds on a per diem basis for nursing beds.
(3) "Average monthly revenue per occupied unit" is total resident and health care revenues, excluding home health care agency and companion services fees, divided by total occupied apartments and nursing beds expressed on a monthly basis.
(4) "Average monthly expense per occupied unit" is total community operating expenses, excluding home health care agency and companion services expenses, divided by total occupied apartments and nursing beds, expressed on a monthly basis.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

         Revenues Total revenues were $94.2 million in 1997, compared to $75.6 million in 1996, representing an increase of $18.6 million, or 24.6%. Resident and health care revenues increased by $18.3 million, and management services revenues increased by $256,000 during the period. Of the increase in resident and health care revenues, $11.5 million, or 62.7%, was attributable to revenues derived from two senior living communities acquired in May 1996, and three assisted living residences and two senior living communities acquired or leased in 1997. The remaining $6.8 million, or 37.3%, of such increase was attributable to Same Community growth.

           Resident and health care revenues attributable to Same Communities were $71.7 million in 1997, as compared to $64.8 million in 1996, representing an increase of $6.8 million, or 10.6%. Of such increase, $4.3 million, or 62.5%, was attributable to monthly/per diem service fee revenues which increased by 7.3% during the period. Approximately $2.5 million, or 37.5%, of the increase was attributable to home health care agency and companion service fees which increased by 39.9% during the period. Of the 7.3% increase in monthly/per diem service fee revenue, approximately 6.1% was attributable to increases in average rates and 1.2% was attributable to increases in occupancy. Same Community average occupancy rates increased to 96% for 1997 from 95% in 1996.

         Community Operating Expense Community operating expense increased to $57.8 million in 1997, as compared to $47.0 million in 1996, representing an increase of $10.8 million, or 23.2%. Of the increase in community operating expense, $6.7 million, or 62.5%, was attributable to expenses from acquired or leased senior living communities and assisted living residences, and $4.1 million, or 37.5%, of the increase was attributable to Same Community operating expenses, which increased by 9.8% during the period. The increase in Same Community operating expenses of $1.8 million was attributable to increases in home health care agency and companion services expenses. Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 6.1% for 1997, as compared to 1996. Community operating expense as a percentage of resident and health care revenues decreased to 62.7% for 1997 from 63.6% for 1996. Same Community operating expenses as a percentage of Same Community resident and health care revenues declined to 63.8% in 1997 from 64.3% in 1996. Excluding home health care agency and companion services expenses, Same Community operating expenses decreased, as a percentage of Same Community revenues, to 62.1% in 1997 from 62.8% in 1996, primarily as a result of higher occupancy.

         General and Administrative General and administrative expense increased to $8.1 million for the year ended December 31, 1997, as compared to $6.2 million for 1996, representing an increase of $1.9 million, or 29.9%. Of this increase, $821,000 was attributable to the growth of the Company's home health care agencies and approximately $755,000 of the increase was related to increases in salaries and benefits. The remaining increase of approximately $324,000 resulted from continued investments in infrastructure necessary to support the Company's growth. General and administrative expense as a percentage of total revenues increased to 8.5% for 1997 from 8.2% for 1996.

         Lease Expense   The Company incurred lease expense of $3.4 million for
the year ended December 31, 1997, primarily as a result of the sale-leaseback by the Company of two of its communities in January 1997 (the "Sale-Leaseback Transaction"), as well as new leases entered into for an assisted living residence in May 1997 and a senior living community in October 1997. The Company did not incur lease expense in 1996.

         Depreciation and Amortization   Depreciation and amortization expense
remained largely unchanged at $6.9 million in 1997 in 1997. Reductions in depreciation and amortization resulting from the Sale-Leaseback Transaction were largely offset by increases relating to acquisitions. Same Community depreciation and amortization expense decreased to $4.2 million for the year ended December 31, 1997, from $5.3 million for 1996, as a result of the Sale-Leaseback Transaction.

         Other Income (Expense) Interest expense increased to $14.9 million in 1997 from $12.2 million in 1996, representing an increase of $2.7 million, or 22.2%. The increase in interest expense was primarily attributable to the issuance in 1997 of $138.0 million of the Company's 5 3/4% Convertible Subordinated Debentures Due 2002 (the "Convertible Debentures") and additional indebtedness incurred in connection with the acquisition of two senior living communities in May 1996 and the acquisition of two assisted living residences in May 1997, partially offset by the repayment of certain indebtedness in connection with the Sale-Leaseback Transaction. Interest expense, as a percentage of total revenues, decreased to 15.8% for 1997 from 16.1% in 1996. Interest income increased to $2.7 million for 1997 from $434,000 for 1996, primarily as a result of income generated during 1997 from the investment of net proceeds of the Company's IPO and the issuance of the Convertible Debentures.

         Income Tax Expense Income tax expense in 1997 was $4.3 million (including a $3.0 million one-time charge) as compared to income tax benefit of $920,000 in 1996. In May 1997, in connection with its IPO, the Company incurred a one-time non-cash tax charge of $3.0 million relating to the conversion from a non-taxable limited partnership to a taxable corporation and the corresponding recognition of a net deferred income tax liability for the amount of the difference between the accounting and tax bases of the Company's assets and liabilities. Excluding the effect of the one-time tax charge, on a pro forma basis assuming the Company was a taxable entity for all of 1997, income taxes would have been $2.1 million assuming the Company's effective tax rate of 36%. A pro forma adjustment has been reflected to provide for comparative income taxes as though the Company had been subject to corporate income taxes in 1996.

         Extraordinary Loss In December 1997, the Company recorded an extraordinary loss of $6.3 million, net of taxes, related to costs associated with the prepayment of $65.1 million of indebtedness. The 1997 amount expensed included yield maintenance fees, the buy-out of the lender's participation interest in two of the Company's communities, and the write-off of unamortized financing costs. Primarily as a result of the extraordinary loss, the Company has a net operating loss carryforward of approximately $10.9 million as of December 31, 1997. In 1996, the Company wrote off $2.3 million of unamortized financing costs in connection with the refinancing of $62.1 million of mortgage financing.

         Net Income As a result of the foregoing factors, the Company reported a net loss of $4.8 million for 1997 as compared to net income of $3.2 million for 1996. Adjusting for the effect of the one-time income tax charge referenced above and the extraordinary loss from debt prepayment in both periods, the Company reported pro forma income before extraordinary item for the year ended December 31, 1997 of $3.8 million, or $0.35 diluted earnings per share, compared to $3.0 million, or $0.31 diluted earnings per share, in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

         Revenues Total revenues were $75.6 million in 1996 compared to $61.1 million in 1995, representing an increase of $14.5 million, or 23.7%. Resident and health care revenues increased by $14.9 million, which was offset, in part, by a decrease in management services revenues of $380,000. Of the increase in resident and health care revenues, $11.3 million, or 75.9%, was attributable to revenues derived from acquired senior living communities, with the remaining $3.6 million, or 24.1%, of such increase attributable to Same Community growth. During 1995 and 1996, the Company acquired four senior living communities that the Company had previously managed, resulting in a decrease in management services revenues in 1996 to $1.7 million, as compared to $2.1 million in 1995.

         Revenues attributable to Same Communities were $52.7 million in 1996, representing an increase of $3.6 million, or 7.3%, over 1995. Home health care agency and companion services fees on a Same Community basis increased by $1.1 million, or 40.4%, over 1995. Monthly/per diem service fee revenue on a Same Community basis increased $2.5 million, or 5.4%, over 1995. Of this increase, 3.3% was attributable to rate increases and 2.1% was attributable to higher occupancy. Same Community average occupancy rates increased from 92% in 1995 to 94% in 1996. Same Community end of year occupancy rates increased from 93% in 1995 to 96% in 1996.

         Community Operating Expense Community operating expense increased to $47.0 million in 1996, as compared to $38.8 million in 1995, representing an increase of $8.2 million, or 21.1%. Of the increase in community operating expense, $6.7 million, or 82.0%, was attributable to expenses from acquired senior living communities, and 18.0% of this increase was attributable to Same Community operating expenses, which increased by $1.5 million, or 4.4%, over 1995. Of such increase, $695,000 was attributable to increases in home health care agency and companion services expenses. Same Community operating expense, exclusive of home health care agency and companion services expenses, increased 2.5% in 1996 as compared to 1995. Community operating expense as a percentage of resident and health care revenues declined to 63.6% in 1996 from 65.7% in 1995. Same Community operating expenses as a percentage of Same Community resident and health care revenues declined to 65.1% in 1996 from 66.9% in 1995, primarily as a result of improved economies of scale resulting from higher occupancy.

         General and Administrative General and administrative expense increased to $6.2 million in 1996, as compared to $4.6 million in 1995, representing an increase of $1.6 million, or 36.1%. General and administrative expense as a percentage of total revenues increased to 8.2% in 1996 from 7.5% in 1995. Of this increase in general and administrative expense, $546,000 was directly related to the creation of a new operating department by the Company in 1996 to manage the Company's home health care agencies, which had previously been managed by a third party. The remaining increase of approximately $1.1 million resulted from continued investments in infrastructure necessary to support the Company's growth, including costs related to personnel training, the expansion of the development services department, the upgrade of management information systems, and the centralization of the Company's accounting staff and functions.

         Depreciation and Amortization Depreciation and amortization expense increased to $6.9 million in 1996 from $5.7 million in 1995, representing an increase of $1.2 million, or 22.0%. This increase was primarily the result of depreciation associated with acquisitions and amortization of related financing costs, offset in part by a decrease in amortization resulting from the write-off of certain financing costs.

         Other Income (Expense) Interest expense increased to $12.2 million in 1996 from $10.3 million in 1995, representing an increase of $1.9 million, or 18.1%. The increase in interest expense was related to indebtedness incurred in connection with the acquisition of senior living communities. Interest expense, as a percentage of total revenues, declined to 16.1% in 1996 from 16.9% in 1995. Interest income increased to $434,000 in 1996 from $378,000 in 1995. The Company had other income of $788,000 in 1996, including a gain on the sale of assets of $874,000, compared to other expense of $94,000 in 1995. The 1995 other expense included: (i) $981,000 of nonrecurring expense related to the 1995 Roll-Up; (ii) a gain on the sale of assets of $1.1 million; and (iii) other non-operating expenses of $256,000.

         Income Tax Expense (Benefit) At December 31, 1996, the Company had a net operating loss carryforward of approximately $5.4 million. In 1996, the Company recognized an income tax benefit of $920,000 because of the anticipated utilization of such net operating loss carryforwards to offset taxable gains related to the Sale-Leaseback Transaction. The provision for income taxes reflects income tax expense of only one of the Predecessor Entities, because ARCLP and the other Predecessor Entities were partnerships.

         Extraordinary Loss In 1996, the Company wrote off $2.3 million of financing costs in connection with the refinancing of $62.1 million of mortgage financing.

         Net Income As a result of the foregoing factors, net income increased to $3.2 million ($5.5 million before extraordinary item) in 1996 from $2.0 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its activities with the net proceeds from its IPO, its public offering of Convertible Debentures in September 1997, private placements of equity interests, long-term mortgage borrowing, and cash flows from operations. At December 31, 1997, the Company had $237.4 million of indebtedness outstanding, including $138.0 million of Convertible Debentures and $77.1 million of indebtedness to a capital corporation, with fixed maturities ranging from December 2001 to April 2028. As of December 31, 1997, approximately 95.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.7%. The Company's variable rate indebtedness carried an average rate of 6.0% as of December 31, 1997. As of December 31, 1997, the Company had working capital of $47.7 million.

         Net cash provided by operating activities was $11.1 million for the year ended December 31, 1997, as compared with $11.7 million and $9.0 million for the years ended December 31, 1996 and 1995, respectively. The Company's unrestricted cash balance was $44.6 million as of December 31, 1997, as compared to $3.2 million and $3.8 million as of December 31, 1996 and 1995, respectively, primarily as a result of the remaining proceeds from the Convertible Debenture offering.

         Net cash used by investing activities was $22.6 million for the year ended December 31, 1997, as compared with $67.6 million and $11.0 million, respectively, for the years ended December 31, 1996 and 1995. During the year ended December 31, 1997, the Company acquired an aggregate of $17.5 million of senior living assets, made capital expenditures, including construction activity, in an aggregate amount of $29.3 million, and sold an aggregate of $30.4 million of assets, primarily in connection with the Sale-Leaseback Transaction.

         Net cash provided by financing activities was $52.8 million for the year ended December 31, 1997, as compared with $55.3 million and $2.9 million, respectively, for the years ended December 31, 1996 and 1995. The Convertible Debenture offering resulted in net proceeds of approximately $134.2 million during the year ended December 31, 1997. Net proceeds from the IPO, after repayment of the Reorganization Note, were approximately $23.1 million. In December 1997, the Company prepaid $65.1 million of fixed rate indebtedness and incurred costs of $9.5 million related to the prepayment and the repurchase of the lender's participating interest in two of the Company's communities. Additionally, during the year ended December 31, 1997, the Company repaid term loans and made principal payments on its long-term debt of $34.7 million. During 1997, the Company incurred $14.3 million of new long-term debt in connection with the acquisition of senior living communities during the year and construction related activity. In 1997, the Company redeemed the remaining $5.2 million of preferred partnership interests in ARCLP, and made final cash distributions to the limited and general partnership owners of ARCLP.

         The Company received net proceeds of approximately $45.0 million, after deducting underwriting discounts and other offering costs, from the IPO. The Company used approximately $21.9 million of the net proceeds from the IPO to repay the Reorganization Note. The balance of the net proceeds were used to fund the Company's growth strategy and for general working capital purposes.

         During 1997, the Company sold $138.0 million of its Convertible Debentures in a public offering. The Convertible Debentures, which are non-callable for three years, are convertible into shares of Common Stock at a conversion price of $24.00 per share. The offering resulted in net proceeds to the Company of approximately $134.2 million. Approximately $74.6 million of the net proceeds from the sale of the Convertible Debentures was used to prepay indebtedness in December 1997. The remaining net proceeds are being used to fund the Company's growth.

         In December 1997, the Company entered into a $112.3 million credit facility with a capital corporation replacing a $149.3 million credit facility with the lender. The new facility is comprised of an existing $62.3 million term loan maturing December 2002 and a $50.0 million revolving credit facility maturing on the same date. In connection with the closing of the new credit facility, the Company prepaid approximately $65.1 million of existing indebtedness to the lender (including approximately $36.5 million at a fixed interest rate of 9.28%), and repurchased a participating interest in two of the Company's communities.

         The Company also maintains a $2.5 million secured line of credit with a bank that is available for working capital and to secure various debt instruments, approximately $2.2 million of which had been used at December 31, 1997 to obtain letters of credit. The Company also maintains a $5.0 million secured line of credit with a bank that is available for land acquisitions. Any borrowings under the $5.0 million line of credit will be secured by the property acquired. No borrowings were outstanding under the $5.0 million line of credit at December 31, 1997.

         The $50.0 million revolving credit facility and the $2.5 million line of credit contain financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, and capital expenditure reserve levels. The $2.5 million line of credit contains covenants prohibiting, among other things, the incurrence of additional debt or liens on the Company's assets, the acquisition or disposition of properties or businesses owned by the Company, and a change in management of the Company. The Company does not believe that such covenants materially limit its operations.

         Each of the Company's debt agreements, other than the Company's $2.5 million line of credit, contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. Additionally, substantially all of such indebtedness is cross-defaulted. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. With the exception of the Company's Carriage Club of Charlotte community, all of the Company's owned communities are subject to mortgages. Seven of the Company's thirteen owned communities serve as blanket collateral for the indebtedness payable to the capital corporation described above.

         The Company has entered into non-binding letters of intent (the "REIT Facilities") pursuant to which two real estate investment trusts, at the Company's request and upon satisfaction of certain conditions, would develop, construct, or acquire up to $110.0 million and $100.0 million, respectively, of senior living communities and lease the communities to the Company. Currently, the Company has been allocated $41.6 million and $4.7 million, respectively, in commitments under the REIT Facilities.

         In May 1997, the Company acquired assisted living residences in Tarpon Springs, Florida, and Corpus Christi, Texas. In December 1997, the Company acquired a 136 unit retirement community and certain adjoining land and zoning rights to construct approximately 40 assisted living units in Charlotte,

North Carolina. The aggregate consideration for the transactions was approximately $19.9 million, of which approximately $14.3 million was financed through mortgage loans issued or assumed and the remaining $5.6 million was paid in cash. In May 1997, the Company entered into an operating lease for an assisted living residence in Victoria, Texas. The lease terms included a payment of $1.1 million for the leasehold interest.

         In October 1997, the Company entered into an operating lease for Imperial Plaza, a 917 unit senior living community located in Richmond, Virginia, with an initial term of 20 years and an option by the Company to extend the lease for an additional seven-year term. The Company has the option to acquire the community at its fair market value at the expiration of the lease. In addition, the terms of the lease arrangement include a commitment by the lessor to fund a $3.5 million capital expenditure program. Expenditures by the Company for the lease, security deposit, the adjoining property, and the purchase option aggregate approximately $18.6 million, which will be payable in varying amounts over the next three years. The Company will be obligated to make annual rental payments of approximately $4.3 million under the lease. In addition, the Company will be required to maintain a capital reserve account with payments of approximately $300,000 annually.

         The aggregate estimated cost to complete and lease-up the 36 free-standing assisted living residences currently under development is approximately $300.0 million to $325.0 million. In addition, the Company plans to commence expansions at four of its owned communities, which are expected to cost approximately $31.0 million to complete and lease-up.

         The Company expects that its current cash, together with cash flow from operations, the REIT Facilities, and borrowings available to it under other existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

Year 2000

         The Company does not anticipate being adversely impacted by Year 2000 compliance. The Company is currently converting its computer systems that are not already compliant to be compliant by the end of 1999. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred.

IMPACT OF INFLATION

         To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's future revenues and results of operations because of, among other things, the Company's dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company's services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties. These risks include, but are not limited to, the Company's obligations for substantial debt and operating lease payments; the need for additional financing to fund the Company's growth strategy; exposure to rising interest rates; uncertainty as to the Company's ability manage its growth, particularly the development of additional assisted living residences, and to integrate the operations of acquired businesses and communities; competitive pressures in the senior living industry; potential changes in governmental regulation of senior living communities; and potential exposure to professional liability claims. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Financial Statements
           Report of  Independent Auditors                                                      29

           Consolidated Balance Sheets --- December 31, 1997 and 1996                           30

           Consolidated Statements of Operations --- Years ended December 31,
           1997 and 1996, Nine Months ended December 31, 1995 and Combined
           Statement of Operations --- Three Months ended March 31, 1995                        31

           Consolidated Statements of Partners'/Shareholders' Equity --- Years
           ended December 31, 1997 and 1996, Nine Months ended December 31, 1995 and Combined Statement of Partners'/Shareholders' Equity ---
           Three Months ended March 31, 1995                                                    33

           Consolidated Statements of Cash Flows --- Years ended December 31,
           1997 and 1996, Nine Months ended December 31, 1995 and Combined
           Statement of Cash Flows --- Three Months ended March 31, 1995                        34

           Notes to Combined and Consolidated Financial Statements                              36

REPORT OF INDEPENDENT AUDITORS


The Board of Directors
American Retirement Corporation:


We have audited the accompanying consolidated balance sheet of American Retirement Corporation and subsidiaries as of December 31, 1997 and the consolidated balance sheet of American Retirement Communities, L.P. and its consolidated entities (the Predecessor) as of December 31, 1996, and the related consolidated statements of operations, changes in partners'/shareholders' equity, and cash flows for the year ended December 31, 1997, for the year ended December 31, 1996 and for the period April 1, 1995 through December 31, 1995 (Predecessor periods), and the related combined statements of operations, changes in partners'/shareholders' equity, and cash flows of American Retirement Corporation and combined entities (Predecessor Entities) for the period from January 1, 1995 through March 31, 1995 (Predecessor Entities period). These consolidated and combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 1997 and American Retirement Communities, L.P. and consolidated entities as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the Predecessor periods, in conformity with generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor Entities combined financial statements present fairly, in all material respects, the results of operations and cash flows of American Retirement Corporation and combined entities for the Predecessor Entities period, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated and combined financial statements, effective April 1, 1995, an exchange of common stock or partnership interests for limited partnership interests in American Retirement Communities, L.P. was accounted for as a purchase business combination (the Roll-up). As a result of the Roll-up, net assets not previously owned by the acquirer were recorded at fair value. Accordingly, consolidated financial information for the period after the Roll-up is presented on a different cost basis than that for periods before the Roll-up and, therefore, is not comparable.


                                       KPMG PEAT MARWICK LLP


Nashville, Tennessee
February 11, 1998

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                                         December 31
                                                                                 -----------------------------
                                                                                     1997             1996
                                                                                 -------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $     44,583     $     3,222
    Assets limited as to use (Note 6)                                                   2,654           1,022
    Resident and health care receivables, net                                           4,979           2,782
    Management services receivables                                                     1,199             565
    Inventory                                                                             483             420
    Prepaid expenses                                                                    1,052             340
    Deferred income taxes (Note 11)                                                     4,332             920
    Other current assets                                                                1,003             ---
                                                                                 ------------     -----------
      Total current assets                                                             60,285           9,271

Assets limited as to use, excluding amounts classified as current                       7,332           3,607
Land, buildings and equipment, net (Notes 4 and 6)                                    229,898         213,124
Marketable securities                                                                      52              52
Other assets (Note 5)                                                                  19,587           2,108
                                                                                 ------------     -----------
      Total assets                                                               $    317,154     $   228,162
                                                                                 ============     ===========

LIABILITIES AND PARTNERS' AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Note 6)                                   $        316     $     8,053
    Accounts payable                                                                    2,429           2,441
    Accrued expenses                                                                    9,796           6,239
    Redemption payable                                                                    ---           5,195
    Accrued partner distributions                                                         ---           1,632
                                                                                 ------------     -----------
      Total current liabilities                                                        12,541          23,560

Tenant deposits                                                                         5,290           3,850
Long-term debt, excluding current portion (Note 6)                                    237,038         162,636
Deferred gain on sale-leaseback transactions (Note 4)                                   4,073             ---
Deferred income taxes (Note 11)                                                         3,689             ---
Other long-term liabilities                                                               605             234
                                                                                 ------------     -----------
      Total liabilities                                                               263,236         190,280

Commitments and contingencies (Notes 4, 6, 9, 10, 12 and 14)
Partners' and shareholders' equity (Notes 7 and 8):
    General and limited partners' interests                                               ---          37,882
    Common stock, $.01 par value; 50,000,000 shares authorized,
      11,420,860 shares issued and outstanding at December 31, 1997                       114             ---
    Additional paid-in capital                                                         60,203             ---
    Accumulated deficit                                                                (6,399             ---
                                                                                 ------------     -----------
      Total partners' and shareholders' equity                                         53,918          37,882
                                                                                 ------------     -----------
      Total liabilities and partners' and shareholders' equity                   $    317,154     $   228,162
                                                                                 ============     ===========

   See accompanying notes to consolidated and combined financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                    Consolidated                      Combined
                                                                  ----------------------------------------------   ---------------
                                                                                                                     Predecessor
                                                                                            Predecessor               Entities
                                                                                 -------------------------------   ---------------
                                                                                                   Nine Months       Three Months
                                                                     Years ended December 31,         Ended             Ended
                                                                  -----------------------------     December 31       March 31,
                                                                         1997              1996        1995              1995
                                                                  ----------------------------------------------   ---------------
Revenues:
   Resident and health care revenue                                      $92,217         $73,878         $47,239           $11,761
   Management services revenue (Note 12)                                   1,995           1,739           1,524               595
                                                                  ----------------------------------------------   ---------------
      Total revenues                                                      94,212          75,617          48,763            12,356

Expenses:
   Community operating expense                                            57,838          46,960          30,750             8,035
   Lease expense  (Note 4)                                                 3,405             ---             ---               ---
   General and administrative                                              8,051           6,200           3,446             1,108
   Depreciation and amortization                                           6,855           6,906           4,534             1,127
                                                                  ----------------------------------------------   ---------------
      Total operating expenses                                            76,149          60,066          38,730            10,270
                                                                  ----------------------------------------------   ---------------

      Income from operations                                              18,063          15,551          10,033             2,086

Other income (expense):
   Interest expense                                                      (14,863)        (12,160)         (7,930            (2,370)
   Interest income                                                         2,675             434             329                49
   Other                                                                      (1)            788             919            (1,013)
                                                                  ----------------------------------------------   ---------------
      Other income (expense), net                                        (12,189)        (10,938)         (6,682            (3,334)

      Income (loss) before income taxes and extraordinary item             5,874           4,613           3,351            (1,248)

Income tax expense (benefit) (Note 11)                                     4,340            (920)             55                20
                                                                  ----------------------------------------------   ---------------
      Income (loss) before extraordinary item                              1,534           5,533           3,296            (1,268)

Extraordinary loss on extinguishment of debt, net of tax (Note 6)          6,334           2,335             ---               ---
                                                                  ----------------------------------------------   ---------------

      Net income (loss)                                                  $(4,800)        $ 3,198         $ 3,296           $(1,268)
                                                                  ==============================================   ===============

Preferred return on special redeemable preferred limited
   partnership interests                                                     ---           1,104           1,125               ---
                                                                  ----------------------------------------------   ---------------

      Net income (loss) available for distribution to partners
        and shareholders                                                 $(4,800)        $ 2,094         $ 2,171           $(1,268)
                                                                  ==============================================   ===============

Pro forma earnings data (Note 1):
   Income before income taxes and extraordinary item                     $ 5,874         $ 4,613
   Pro forma income tax expense                                            2,115           1,661
                                                                  ------------------------------
   Pro forma income before extraordinary item                              3,759           2,952
   Preferred return on special redeemable preferred limited
      partnership interests                                                  ---           1,104
                                                                  ------------------------------
   Pro forma income before extraordinary item available
      for distribution to partners and shareholders                      $ 3,759         $ 1,848
                                                                  ==============================

   See accompanying notes to consolidated and combined financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS, CONTINUED
(in thousands, except per share data)

                                                                           Consolidated
                                                                  -------------------------------
                                                                                   Predecessor
                                                                                 ----------------
                                                                     Years ended December 31,
                                                                  -------------------------------
                                                                       1997           1996
                                                                  -------------------------------
Pro forma basic earnings per share:
   Pro forma income before extraordinary item                        $  0.36              $ 0.31
   Preferred return on special redeemable preferred limited
      partnership interests                                               --               (0.12)
                                                                     ---------------------------

   Pro forma income before extraordinary item available for
      distribution to partners and shareholders                      $  0.36              $ 0.20
                                                                     ===========================
Pro forma diluted earnings per share:
   Pro forma income before extraordinary item                        $  0.35              $ 0.31
   Preferred return on special redeemable preferred limited
      partnership interests                                               --               (0.12)
                                                                     ---------------------------
   Pro forma income before extraordinary item available for
      distribution to partners and shareholders                      $  0.35              $ 0.20
                                                                     ===========================

Weighted average shares used for basic earnings per share data        10,577               9,375
Effect of dilutive common stock options                                   98                  --
                                                                     ---------------------------
Weighted average shares used for diluted earnings per share data      10,675               9,375
                                                                     ===========================

   See accompanying notes to consolidated and combined financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERS'/SHAREHOLDERS' EQUITY (in thousands, except share data)

                                                                    Special
                                                     General      Redeemable
                                                       and        Preferred
                                                     Limited       Limited         Common Stock       Additional
                                                     Partners'    Partnership    -----------------      Paid-In
                                                     Interests     Interests     Shares     Amount      Capital
                                                     -------------------------------------------------------------
Combined balance at December 31, 1994                $ 12,823
Combined loss for the three months ended
  March 31, 1995                                       (1,268)
Exercise of stock options (ARC)                           257
Acquisition of treasury stock by ARC                   (1,619)
Contribution by ARCLP partners                         11,000
Distribution to partners                               (1,400)
                                                     ---------------------------------------------------------
Combined balance at March 31, 1995                     19,793

Adjustment to equity as a result of business
  combination (Note 1)                                 23,923
Conversion of debt to special redeemable
  preferred partnership interests (Note 1)                            $10,000
Net income for the nine months ended
  December 31, 1995                                     2,171           1,125
Distribution to partners for the nine months
  ended December 31, 1995                              (4,064)         (1,125)
                                                     ---------------------------------------------------------
Consolidated balance at December 31, 1995              41,823          10,000            --      --         --

Net income for 1996                                     2,094           1,104
Redemption of preferred partnership interests         (10,000)
Distribution to partners                               (6,035)         (1,104)
                                                     ---------------------------------------------------------
Consolidated balance at December 31, 1996              37,882              --            --      --         --

Net income (loss) for 1997                              1,599
Distribution to partners                               (2,500)
Reorganization Note (Note 1)                          (21,875)
Transfer of partnership equity for shares of
  common stock (Note 7)                               (15,106)                    7,812,500    $ 78    $15,028
Net proceeds from initial public offering (Note 7)                                3,593,750      36     44,954
Issuance of common stock pursuant to
  employee stock purchase plan (Note 9)                                              14,610                221
                                                     ---------------------------------------------------------
Balance at December 31, 1997                               --              --    11,420,860    $114    $60,203
                                                     =========================================================


                                                     Accumulated
                                                       Deficit       Total
                                                     -----------------------
Combined balance at December 31, 1994                               $ 12,823
Combined loss for the three months ended
  March 31, 1995                                                      (1,268)
Exercise of stock options (ARC)                                          257
Acquisition of treasury stock by ARC                                  (1,619)
Contribution by ARCLP partners                                        11,000
Distribution to partners                                              (1,400)
                                                     -----------------------
Combined balance at March 31, 1995                                    19,793

Adjustment to equity as a result of business
  combination (Note 1)                                                23,923
Conversion of debt to special redeemable
  preferred partnership interests (Note 1)                            10,000
Net income for the nine months ended
  December 31, 1995                                                    3,296
Distribution to partners for the nine months
  ended December 31, 1995                                             (5,189)
                                                     -----------------------
Consolidated balance at December 31, 1995                    --       51,823

Net income for 1996                                                    3,198
Redemption of preferred partnership interests                        (10,000)
Distribution to partners                                              (7,139)
                                                     -----------------------
Consolidated balance at December 31, 1996                    --       37,882

Net income (loss) for 1997                            $   (6,399)     (4,800)
Distribution to partners                                              (2,500)
Reorganization Note (Note 1)                                         (21,875)
Transfer of partnership equity for shares of
  common stock (Note 7)                                                   --
Net proceeds from initial public offering (Note 7)                    44,990
Issuance of common stock pursuant to
  employee stock purchase plan (Note 9)                                  221
                                                     -----------------------
Balance at December 31, 1997                         $    (6,399)   $ 53,918
                                                     =======================

   See accompanying notes to consolidated and combined financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                              Consolidated                          Combined
                                                                   -------------------------------------------  -------------
                                                                                                                 Predecessor
                                                                                          Predecessor              Entities
                                                                                 -----------------------------  -------------
                                                                                                  Nine Months    Three Months
                                                                     Years ended December 31,        Ended          Ended
                                                                   -----------------------------  December 31,     March 31,
                                                                       1997           1996           1995            1995
                                                                   -------------------------------------------   ------------
Cash flows from operating activities:
    Net income (loss)                                              $(4,800)       $ 3,198          $3,296          $(1,268)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
       Depreciation and amortization                                 6,855          6,906           4,534            1,127
       Deferred income taxes                                         4,162           (920)            ---              ---
       Extraordinary loss on extinguishment of debt, net of tax      6,334          2,335             ---              ---
       Amortization of deferred gain on sale-leaseback
         transactions                                                 (341)           ---             ---              ---
       Write-down of value of insurance policies                       ---             66             ---              ---
       Gain on sale of assets                                          (35)          (874)         (1,143)             ---
    Changes in assets and liabilities, net of effects from
    acquisitions:
       (Increase) decrease in receivables                           (2,831)          (431)            701             (903)
       Increase in inventory                                           (63)           (56)            (21)              (6)
       (Increase) decrease in prepaid expenses                        (584)          (105)          1,894           (1,496)
       (Increase) decrease in other assets                          (1,956)           521             ---              382
       Increase (decrease) in accounts payable                         (12)          (249)            948              381
       Increase (decrease) in accrued expenses                       3,322          1,130             487             (157)
       Increase in tenant deposits                                     673            202             279               60
       Increase (decrease) in other long-term liabilities              371            (27)            (87)             ---
                                                                   ---------------------------------------        --------
Net cash provided by (used in) operating activities                 11,095         11,696          10,888           (1,880)

Cash flows from investing activities:
    Additions to land, buildings and equipment                     (29,307)        (8,361)         (6,032)          (3,237)
    Costs to acquire or lease retirement communities               (17,489)       (63,184)            ---              ---
    Investments in joint ventures                                   (1,411)           ---             ---              ---
    Proceeds from (purchases of) assets whose use is limited        (3,916)         2,578          (2,915)              17
    Purchases of other investments                                    (859)           ---             ---              ---
    Purchases of marketable securities                                 ---            ---             (50)             ---
    Proceeds from the sale of assets                                30,412          1,346           1,214                6
                                                                   ---------------------------------------        --------
Net cash used in investing activities                              (22,570)       (67,621)         (7,783)          (3,214)

    See accompanying notes to consolidated and combined financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

                                                                              Consolidated                       Combined
                                                               ----------------------------------------------  ------------
                                                                                                               Predecessor
                                                                                     Predecessor                 Entities
                                                                           ----------------------------------  ------------
                                                                                                 Nine Months   Three Months
                                                               Years ended December 31,             Ended         Ended
                                                               -----------------------------     December 31,    March 31,
                                                                 1997               1996            1995           1995
                                                               ---------------------------------------------   ------------
Cash flows from financing activities:
    Net proceeds from initial public offering                       44,990            ---             ---              ---
    Net proceeds from convertible debenture offering               134,220            ---             ---              ---
    Proceeds from issuance of stock through employee stock
      purchase plan                                                    221            ---             ---              ---
    Proceeds from exercise of stock options (ARC)                      ---            ---             ---              257
    Acquisition of treasury stock                                      ---            ---             ---           (1,619)
    Repayment of reorganization note                               (21,875)           ---             ---              ---
    Contributions by partners                                          ---            ---             ---           11,000
    Payment of redeemable preferred interests                       (5,195)        (4,805)            ---              ---
    Distribution to partners                                        (4,132)        (6,952)         (4,659)            (485)
    Expenditures for financing costs                                  (333)        (1,364)           (346)            (130)
    Costs paid in connection with extinguishment of debt            (9,534)           ---             ---              ---
    Proceeds from the issuance of long-term debt                    14,275         73,922           1,614            1,636
    Principal payments on long-term debt                           (99,801)        (5,479)         (3,720)            (628)
                                                               ------------------------------------------      -----------
Net cash provided by (used in) financing activities                 52,836         55,322          (7,111)          10,031

    Net increase (decrease) in cash and cash equivalents            41,361           (603)         (4,006)           4,937
                                                               ------------------------------------------      -----------
Cash and cash equivalents at beginning of period                     3,222          3,825           7,831            2,894
                                                               ------------------------------------------      -----------
Cash and cash equivalents at end of period                     $    44,583      $   3,222        $  3,825      $     7,831
                                                               ==========================================      ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $    13,130      $  11,907        $  7,772      $     2,381
                                                               ==========================================      ===========
    Income taxes paid                                          $        86      $      55        $     20              ---
                                                               ==========================================      ===========

Supplemental disclosure of non-cash transactions:
During the respective periods, the Company (and predecessor entities) acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, net assets and liabilities were assumed as follows:

    Current assets                                                $    128           $497         $   892         $    486
    Other assets                                                    12,869            674             ---              ---
    Debt                                                           (14,191)           ---          (8,010)         (15,480)
    Current liabilities                                               (235)          (502)           (384)             ---
    Other liabilities                                                 (767)           ---             ---              (77)

See accompanying notes to consolidated and combined financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND PRESENTATION

The accompanying financial statements as of and for the year ended December 31, 1997, include the consolidated financial statements of American Retirement Corporation (the Corporation) and its wholly owned subsidiaries (collectively referred to as the Company). The accompanying financial statements as of and for the year ended December 31, 1996, and for the period April 1, 1995 through December 31, 1995, include the consolidated financial statements of American Retirement Communities, L.P. (ARCLP) and its wholly owned subsidiaries (collectively referred to as the Predecessor). All material intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements for the period January 1, 1994 through March 31, 1995 include the combined financial statements of (1) American Retirement Corporation II, formerly known as American Retirement Corporation
(ARC) and its wholly owned subsidiaries; (2) Trinity Towers Limited Partnership;
(3) Fort Austin Limited Partnership; (4) Holley Court Terrace L.P.; and (5) ARCLP (collectively referred to as the Predecessor Entities). All material intercompany transactions and balances have been eliminated in combination.

Prior to March 31, 1995, ARCLP and three limited partnerships (Trinity Towers Limited Partnership, Fort Austin Limited Partnership, and Holley Court Terrace L.P.) were entities that were each managed and/or partially owned by ARC. ARC provided management services to ARCLP and was the managing general partner of and had contracts to provide management services to each of the other three limited partnerships.

Effective March 31, 1995, substantially all of the shareholders of ARC and the non-ARC partners of the three limited partnerships exchanged their common stock or partnership interests for limited partnership interests in ARCLP (the Roll-up). Certain minority shareholders of ARC tendered their common stock for approximately $1.6 million of cash. The Roll-up was accounted for as a purchase business combination in which ARC was determined to be the accounting acquirer. Accordingly, the ownership interests in ARCLP and the three operating partnerships not previously owned by ARC were recorded at fair value as of the date of the Roll-up. The net assets acquired were allocated as follows: land - $2.6 million; buildings and improvements - $20.4 million; and furniture and fixtures - $1.0 million. The general partner of ARCLP was American Retirement Communities, LLC, whose members were the senior management of ARC. Concurrent with the Roll-up, holders of $10.0 million of notes receivable from Fort Austin Limited Partnership exchanged their notes for an equivalent amount of preferred limited partnership interests in the ARCLP (see Note 7).

In February 1997, the Corporation was incorporated for purposes of effecting a reorganization of ARCLP and to complete an initial public offering (IPO). In the reorganization, all of ARCLP's assets and liabilities were contributed to the Corporation in exchange for 7,812,500 shares of common stock and a promissory note to ARCLP in the original principal amount of $21.9 million. ARCLP's historical carrying value for assets and liabilities were carried over to the Corporation upon consummation of the reorganization. Immediately prior to the IPO, which was completed on May 30, 1997, ARCLP distributed its common stock of the Corporation to its partners. The Corporation sold an additional 3,593,750 shares of its common stock in the IPO. Total proceeds to the Corporation from the IPO were $45.0 million, after underwriting and issuance costs. A portion of the proceeds was utilized on June 4, 1997 to repay the $21.9 million promissory note to ARCLP and ARCLP distributed such amount to its limited partners.

(a)  Pro Forma Statement of Operations Information (Unaudited)

The income taxes on earnings of ARCLP, other than for ARC, are the responsibility of the partners. The pro forma adjustments reflected on the statement of operations provide for income taxes assuming ARCLP was subject to income taxes. Pro forma income tax expense has been calculated using the Company's effective tax rate of 36% for 1997 and 1996.

(b) Pro Forma Earnings Per Share (Unaudited)

Pro forma earnings per share is based on the number of shares which would have been outstanding, assuming the partners had been shareholders, and is based on the 7,812,500 shares of the Corporation's common stock which the partners received when the reorganization became effective, plus 1,562,500 shares representing the value of the $21.9 million promissory note at the IPO price of $14.00 per share.

(c) Tax Expense Charge to Income

At the time of the reorganization and as a result of the conversion from a limited partnership to a corporation, the Corporation recorded, as a one-time charge to income, a deferred income tax liability of approximately $3.0 million resulting from the difference between the accounting and tax bases of the Corporation's assets and liabilities. Such amount is included in the Company's income tax expense.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Revenue: Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Resident and health care revenues, primarily Medicare, subject to retroactive adjustments were 10.5%, 7.8%, and 9.0% of resident and health care revenues in 1997, 1996, and 1995, respectively.

Management services revenue is recorded as earned and relates to providing certain management and administrative support services under management agreements. Revenues are shown net of reimbursed expenses. Such fees are based either on a percentage of revenues of the managed community or a negotiated fee per the managed community.

Cash and Cash Equivalents: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities: Marketable securities consist of U.S. Treasury securities classified as held-to-maturity securities which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Assets Limited as to Use: Assets limited as to use include assets held by lenders under loan agreements in escrow for property taxes and property improvements, certificates of deposit held as collateral for letters of credit, and resident deposits.

Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of the communities. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of their useful life or remaining lease term. Construction in progress includes costs incurred related to the development and construction of assisted living residences. If a project is abandoned, any costs previously capitalized are expensed.

Other Assets: Other assets consists primarily of security deposits, purchase options, deferred financing costs (including convertible debenture offering costs), and investments in joint ventures. Deferred financing costs are being amortized using the straight-line method over the terms of the related debt agreements.

Investments in joint ventures includes the Company's investments in joint ventures organized to develop assisted living residences. The Company is providing full development services related to, and has entered into management agreements to manage, the related assisted living residences. As of December 31, 1997, the residences were under construction and had not commenced operations; no development or management fees were recorded in 1997. The Company accounts for its investments in 20-50% owned joint ventures under the equity method.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) per Share: The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" on December 31, 1997. The Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to companies with publicly held common stock and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect from assumed conversion of the Company's convertible debentures would have been anti-dilutive in 1997 and was therefore not included in the computation of diluted EPS. Prior period pro forma EPS data has been restated to reflect implementation of SFAS 128.

Stock-Based Compensation: The Company accounts for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the option grants are generally for a fixed number of shares with an exercise price generally equal to the fair value of the shares at the date of grant.

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, receivables, marketable securities, accounts and redemption payable, and tenant deposits approximate their fair values because of the short-term nature of these accounts. The carrying value of debt approximates fair value as the interest rates approximate the current rates available to the Company.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

Recent Accounting Pronouncements: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 will be effective for the Company's fiscal year ending December 31, 1998. Adoption of SFAS No. 130 will not impact the Company's financial position or results of operations.
It will require comparative presentation for prior periods.

Reclassification: Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

(3)   ACQUISITIONS

In May 1997, the Company acquired assisted living residences in Tarpon Springs, Florida, and Corpus Christi, Texas. In December 1997, the Company acquired a 136 unit retirement community with adjoining land and zoning rights to construct approximately 40 assisted living units in Charlotte, North Carolina. The aggregate consideration for the transactions was approximately $19.9 million, of which approximately $14.3 million was financed through mortgage loans and the remaining $5.6 million was paid in cash. The transactions were accounted for as purchases and the purchase price was allocated to land, buildings, and equipment. Pro forma results of operations for 1997 and 1996, as if the Company had completed the acquisitions on January 1, 1996, are not presented because the effect was not material.

(4) LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                                        1997            1996
                                                        ----            ----

Land                                                  $ 37,584       $ 26,519
Buildings and improvements                             183,920        187,239
Furniture, fixtures, and equipment                      12,320         11,512
Leasehold improvements                                     240             --
                                                      --------       --------
                                                       234,064        225,270
Less accumulated depreciation                           18,648         17,423
                                                      --------       --------
                                                       215,416        207,847
Construction in progress                                14,482          5,277
                                                      --------       --------
Total                                                 $229,898       $213,124
                                                      ========       ========

The Company capitalized $554,000 of interest costs during 1997. No interest was capitalized in 1996 or 1995.

In January 1997, ARCLP entered into a sale-leaseback transaction with a third party for the property, plant, and equipment of the Holley Court Terrace and Trinity Towers retirement communities owned by ARCLP. The net cash proceeds to ARCLP were $27.5 million. The leases are operating leases with the gain from the transaction of $4.6 million to be recognized over the life of the leases, which is ten years. Lease payments consist of a base rent which totals $2.5 million per year in the aggregate and additional rent, not to exceed 2.5% over the prior year's rent, based on an increase in revenues at the leased facilities. The leases contain three separate ten-year renewal options. The proceeds from the sale were used to retire debt of $14.6 million and to fund the redemption of the special redeemable preferred limited partnership interests of $5.2 million.

(5) OTHER ASSETS

Other assets at December 31, 1997 and 1996 consist of the following (in thousands):

                                                                                                  1997               1996
                                                                                                  ----               ----

           Security deposit                                                                  $     6,093          $     ---
           Purchase option                                                                         4,600                ---
           Deferred financing costs, net of accumulated amortization                               4,395              1,129
           Investments in joint ventures                                                           1,411                ---
           Other                                                                                   3,088                979
                                                                                             -----------          ---------
           Total                                                                             $    19,587          $   2,108
                                                                                             ===========          =========

(6)  LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                                                              1997             1996
                                                                                              ----             ----
Lexington-Fayette Urban County Government Residential Facilities Revenue Bonds
refinanced May 1, 1987, collateralized by mortgage liens on property and equipment. The refinancing bond issue is remarketed to set the coupon rate on
April 1 of each year (3.65% for the year ended March 31, 1997) until the bonds mature on April 1, 2015. Interest is due semi-annually on April 1
and October 1.                                                                               $8,010           $8,010

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal payments due monthly in varying amounts with remaining principal and unpaid interest due at maturity on December 31, 2002. The loan is secured by land, buildings, equipment, and assignment of rents and leases.
This debt was restructured on December 31, 1997.                                             62,330           62,332

Mortgage note payable bearing interest at 2.65% above the lender's composite commercial paper rate, as defined in the promissory note
(8.16% at December 31, 1996). The note was repaid in 1997.                                           ---            16,767

Mortgage note payable bearing interest at a fixed rate of 9.28%.
The note was repaid in 1997.                                                                         ---            37,000

Mortgage note payable bearing interest at 3.25% above the lender's composite commercial paper rate, as defined in the promissory note
(8.76% at December 31, 1996). The note was repaid in 1997.                                           ---            13,110

Note payable to a bank bearing interest at a floating rate equal to the bank's index rate (8.25% at December 31, 1996). The note was repaid
in 1997.                                                                                             ---               825

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal payments of $20,000 per month with remaining principal and unpaid interest due at maturity on December 31, 2001. The loan is secured by
land, buildings, equipment, and assignment of rents and leases.                                   14,780            15,020

Note payable to a bank bearing interest at 7.6%.  The note was repaid
in 1997.                                                                                             ---             5,000

Term loan note to a bank with a fixed interest rate of 10.07%.
The note was repaid in 1997.                                                                         ---             9,585


Term loan note payable to a bank at a variable rate of interest
(8.04% at December 31, 1996).  The note was repaid in 1997.                                          ---             2,630

Mortgage note payable bearing interest at a fixed rate of 9.25%. Principal and interest of $49,467 due monthly through April 1, 2028. The loan is secured by land, buildings, equipment, and
assignment of rents and leases.                                                                    6,025               ---

Mortgage note payable bearing interest at a floating rate equal to two hundred seventy-five basis points in excess of the ninety day LIBOR rate recalculated on the third monthly payment date (8.69% at December 31, 1997). Principal and interest of $28,597 is due monthly with remaining principal and unpaid interest due on May 9, 2002. The note is secured by land, buildings, equipment,
and assignment of rents and leases.                                                                3,477               ---

Mortgage note payable bearing interest at a fixed rate of 9.95%. Interest is due monthly with principal due at maturity on May 31, 2007. The loan is secured by land, buildings, equipment, and
assignment of rents and leases.                                                                    4,700               ---

Convertible debentures bearing interest at a fixed rate of 5.75%.
Interest is due semi-annually on April 1 and October 1 through
October 1, 2002.                                                                                 138,000               ---

Other long-term debt, generally payable monthly                                                       32               410
                                                                                             -----------      ------------
Total long-term debt                                                                             237,354           170,689
       Less current portion of long-term debt                                                        316             8,053
                                                                                             -----------      ------------
Long-term debt, excluding current portion                                                    $   237,038      $    162,636
                                                                                             ===========      ============

The aggregate scheduled maturities of long-term debt at December 31, 1997 were as follows (in thousands):


                1998                                    $    316
                1999                                         355
                2000                                         331
                2001                                      14,160
                2002                                     203,685
                Thereafter                                18,507
                                                        --------
                                                        $237,354
                                                        ========


During 1997, the Company issued $138.0 million of 5 3/4% fixed rate convertible subordinated debentures, due October 2002, in a public offering. The debentures are non-callable for three years and are convertible into shares of the Company's common stock at a conversion price of $24.00 per share. The Company received proceeds of $134.2 million, net of offering costs, from the issuance of the debentures. The offering costs were capitalized as deferred financing costs and are being amortized using the straight-line method over the term of the debentures.

During the fourth quarter of 1997, the Company refinanced its mortgage notes with a capital corporation by prepaying a $65.1 million note and refinancing a $62.3 million term loan. The notes were restructured with a $112.3 million credit facility from the capital corporation, of which $62.3 million is a new term loan bearing interest at a fixed rate of 8.2%, and $50.0 million is a new revolving line of credit bearing interest at a variable rate of 1.75% over the lenders' composite commercial paper rate, both maturing on December 31, 2002. In conjunction with the prepayment, the Company was required to pay $9.5 million for the buyout of the capital corporation's participation rights to future earnings of two of the Company's communities and a prepayment penalty. The Company recognized an extraordinary after-tax charge of $6.3 million, or $.60 per share, for the prepayment penalty, participating rights buyout, and the write-off of unamortized deferred financing costs related to the previous notes.

At December 31, 1997, the entire $50.0 million revolving line of credit was available to provide working capital and for the construction or acquisition of additional retirement communities.

In 1996, ARCLP refinanced two of its notes held with a capital corporation. The debt was in the form of two notes, one for $38.5 million and one for $23.5 million, both of which had a variable interest rate of 4.5% above the lender's composite commercial paper rate. The maturity date of both notes was October 31, 2001. The refinancing combined the two notes into a single loan with a $62.5 million initial advance and a $35.0 million commitment for additional borrowing. In 1996, ARCLP borrowed $17.7 million against the remaining commitment. The initial $62.0 million advance bears interest at a fixed rate of 8.2%. Borrowings against the remaining commitment bear interest at a variable rate of 2.65% over the lenders' composite commercial paper rate. All principal reductions under the advances are first applied to any balance outstanding under the variable rate portion of the advances. The maturity of the loan is December 31, 2002. In conjunction with the refinancing, ARCLP wrote off unamortized deferred financing costs related to the previous notes of $2.3 million. This write-off was recorded as an extraordinary loss in 1996.

The Company is required to comply with certain restrictive financial and other covenants. At December 31, 1997, the Company was in compliance with such covenants. Under the terms of various long-term debt accounts, the Company is required to maintain certain deposits with trustees. Such deposits are included in "assets limited as to use" in the financial statements.

(7)  PARTNERS'/SHAREHOLDERS' EQUITY

As discussed in Note 1, in connection with the Roll-up, the shareholders of ARC and the partners in various partnerships exchanged their common stock or partnership interests for limited partnership interests in ARCLP. Additionally, holders of $10.0 million of notes payable by the Fort Austin Limited Partnership exchanged these notes for special redeemable preferred limited partnership interests. Such preferred interests were entitled to a cumulative 15% preferred distribution. Such preferred interests were redeemable, in whole or in part, at the option of ARCLP. During 1996, ARCLP redeemed $4.8 million of the preferred limited interests, and on December 4, 1996, ARCLP approved the redemption of the remaining $5.2 million. Accordingly, the $5.2 million was removed from equity and shown as redemption payable at December 31, 1996, and redeemed in January 1997. ARCLP (and the Predecessor Entities for the period from January 1, 1995 to March 31, 1995) distributed $2.5 million, $7.1 million, and $6.6 million in 1997, 1996, and 1995, respectively, including $1.1 million of preferred distributions during 1996 and 1995.

ARCLP was reorganized concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of common stock. On May 30, 1997, the Company issued 3,593,750 shares of common stock pursuant to the IPO.

(8)  STOCK-BASED COMPENSATION

Stock Option Plan

The Company has adopted a stock incentive plan (the "1997 Plan") providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, 1,140,625 shares of common stock have been reserved and will be available for issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options generally expire ten years from the date of grant and vest over a three-year period. The option exercise price is generally not less than the fair market value of a share of common stock on the date the option is granted.

A summary of the Company's stock option activity, and related information for the year ended December 31, 1997, is presented below (in thousands):

                                                                       Average
                                                                       Exercise
       Options                                           Shares          Price
       -------------------------------------------------------------------------
       Granted                                             801            $15.51
       Forfeited                                           (21)            14.00
       -------------------------------------------------------------------------
       Outstanding - end of year                           780            $15.55
       -------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1997 (in thousands):

                                              Weighted
                                               Average           Weighted
                                              Remaining           Average
   Range of               Number             Contractual         Exercise
Exercise Prices         Outstanding          Life (Years)          Price
--------------------------------------------------------------------------------
  $14.00 - $21.25               780              9.50            $15.55

There were no options exercisable as of December 31, 1997.

As discussed in Note 2, the Company accounts for stock-based employee compensation in accordance with APB 25 and related interpretations as permitted by SFAS 123. Accordingly, no compensation expense has been recognized for its stock option awards because the option grants are generally for a fixed number of shares with an exercise price generally equal to the fair value of the shares at the date of grant. In accordance with SFAS 123, pro forma information regarding net income (loss) and earnings (loss) per share has been determined by the Company using the "Black-Scholes" option pricing model with the following weighted average assumptions: 6.35% risk-free interest rate, 0% dividend yield, 26.7% volatility rate, and an expected life of the options equal to the remaining vesting period.

The weighted average fair value of options granted during 1997 was $7.25. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                                   SFAS 123
                                                                               As Reported         Pro Forma
                                                                               -----------        -----------
         Year ended December 31, 1997
         ----------------------------

         Net loss                                                               $ (4,800)           $ (5,450)
         Pro forma income before extraordinary item                             $  3,759            $  3,109

         Basic earnings per share - pro forma before
           extraordinary item                                                   $   0.36            $   0.29
         Diluted earnings per share - pro forma before
           extraordinary item                                                   $   0.35            $   0.29


Stock Purchase Plan

The Company has adopted an employee stock purchase plan ("ESPP") pursuant to which an aggregate of 235,390 shares remain authorized and available for issuance to employees at December 31, 1997. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an "Option Period") to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of Common Stock. On the last trading day of each Option Period (the "Exercise Date"), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under
Section 423 of the Code. During 1997, 14,610 shares were issued pursuant to the ESPP at $15.30 per share.

(9) RETIREMENT PLANS

401 (k) Plan

Employees of the Company participate in a savings plan (the "401(k) Plan") which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. Additional contributions may be made by the Company at its discretion, which contributions vest ratably over a five-year period. The Company contributed $269,000, $277,000, and $54,000 for 1997, 1996, and 1995,
respectively.

Section 162 Plan

The Company maintains a non-qualified deferred compensation plan (the "162 Plan") which allows employees who are "highly compensated" under IRS guidelines to make after-tax contributions to an investment account established in such employees' name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company's creditors. Approximately 45 employees are eligible to participate in the 162 Plan, which is administered by the Compensation Committee. The Company contributed approximately $96,000, $274,000, and $99,000 to the 162 Plan in 1997, 1996, and 1995, respectively.

(10) COMMITMENTS AND CONTINGENCIES

The Company maintains commercial insurance on a claims-made basis for medical malpractice liabilities. Management is unaware of any incidents which could ultimately result in a loss in excess of the Company's insurance coverage.

In the normal course of business, the Company is a defendant in certain litigation. However, management is unaware of any action which would have a material adverse impact on the financial position or results of operation of the Company.

The Company is self-insured for workers' compensation claims with excess loss coverage of $250,000 per individual claim and $1.2 million for aggregate claims. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued $420,000 to cover open claims not yet settled and incurred but not reported claims as of December 31, 1997. Management is of the opinion that such amounts are adequate to cover any such claims.

In December 1997, the Company entered into an operating lease for a 917 unit senior living community in Richmond, Virginia with an initial term of 20 years and a seven-year renewal option. The Company has the option to acquire the community at its fair market value at the expiration of the lease. The cost of the purchase option is $8.3 million; $4.6 million of which was paid in 1997, with the remaining amount payable over the next two years. The Company will be obligated to make annual rental payments of approximately $4.3 million under the lease. In addition, the Company will be required to maintain a capital reserve account with payments of approximately $300,000 annually.

The Company has entered into operating leases for four of its retirement communities (including the Richmond, Virginia community) and its corporate office. The remaining lease terms vary from four to 20 years . Certain of the leases provide for renewal options. Lease expense was $3.4 million for 1997. The Company had no lease expense in 1996 and 1995.

Future minimum lease payments under operating leases as of December 31, 1997 were as follows (in thousands):

                  1998                            $  7,696
                  1999                               7,700
                  2000                               7,703
                  2001                               7,707
                  2002                               7,378
                  Thereafter                       108,585
                                                  --------
                                                  $146,769
                                                  ========

The Company maintains a $2.5 million line of credit with a bank which is available to provide working capital and to secure various debt instruments. At December 31, 1997, $2.2 million of this line of credit had been used to obtain letters of credit. The Company also has a $5.0 million line of credit with a bank which is available for land acquisitions. No borrowings were outstanding under this line of credit at December 31, 1997.

At December 31, 1997, the Company was developing or constructing 36 new assisted living residences with an aggregated estimated cost to complete and lease-up of approximately $300.0 million to $325.0 million. At December 31, 1997, the Company had expansion projects planned at four of its owned retirement communities with an aggregated estimated cost to complete and lease-up of approximately $31.0 million.

During 1997, the Company entered into non-binding letters of intent with two third-party REITs pursuant to which, at the Company's request and upon satisfaction of certain conditions, the REITs would develop, construct, or acquire up to $110.0 million and $100.0 million, respectively, of senior living communities and lease the communities to the Company. At December 31, 1997, the Company has been allocated $41.6 million and $4.7 million, respectively, in commitments under the REIT facilities.

The Company's management agreements are generally for terms of three to five years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner's expense and receives a monthly fee for its services based on either a contractually fixed amount or a percentage of revenues or income. Certain management agreements also provide the Company with an incentive fee based on various performance goals. The Company's existing management agreements expire at various times through June 2002.

(11) INCOME TAXES

Prior to the IPO, taxes on the Predecessor's income were the responsibility of the individual partners. Pursuant to the reorganization, all assets of ARCLP were transferred to the Company. Therefore, all income generated subsequent to the IPO is subject to Federal and state income taxes. Income taxes for periods prior to the IPO relate only to the income of the Company.

The income tax expense (benefit), attributable to income (loss) before income taxes and extraordinary item consists of the following (in thousands):


                                       Consolidated                                     Combined
                      -----------------------------------------------------       --------------------
                                                  Predecessor                     Predecessor Entities
                                         ----------------------------------       --------------------
                         Years Ended December 31,         Nine Months Ended       Three Months Ended
                      ------------------------------         December 31,              March 31,
                           1997            1996                  1995                     1995
                      --------------    ------------      -----------------       --------------------

U.S. Federal:
     Current            $   --             $  --              $ 55                      $ 20
     Deferred            3,724              (823)               --                        --
                        ------             -----              ----                      ----
       Total Federal     3,724              (823)               55                        20
                        ------             -----              ----                      ----

State:
     Current               178                --                --                        --
     Deferred              438               (97)               --                        --
                        ------             -----              ----                      ----
       Total state         616               (97)               --                        --
                        ------             -----              ----                      ----

Total                   $4,340             $(920)             $ 55                      $ 20
                        ======             =====              ====                      ====

In 1996, ARC recorded an income tax benefit and a deferred tax asset of $920,000 because of the anticipated utilization of net operating loss carryforwards that would offset taxable gains from the Sale-Leaseback Transaction (See Note 4).

The income tax expense (benefit), attributable to the 1997 extraordinary item consists of the following (in thousands):

                                      Year ended
                                      December 31,
                                         1997
                                      ------------
U.S. Federal:
      Current                           $     -
      Deferred                           (3,474)
                                        -------
         Total Federal                   (3,474)
                                        -------

State:
      Current                                --
      Deferred                             (409)
                                        -------
         Total state                       (409)
                                        -------
Total                                   $(3,883)
                                        =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                                            1997              1996
                                                            ----              ----
Deferred tax assets:
      Federal and state operating loss carryforwards       $ 4,141           $2,052
      Deferred gains on sale/leaseback transactions          1,536                -
      Other                                                    282               78
                                                           -------           ------
      Total gross deferred tax assets                        5,959            2,130
      Less valuation allowance                                   -             (339)
                                                           -------           ------
                                                             5,959            1,791
                                                           -------           ------
Deferred tax liabilities:
      Partnership income                                         -              847
      Buildings and equipment                                5,316               24
                                                           -------           ------
      Total gross deferred tax liabilities                   5,316              871
                                                           -------           ------

Net deferred tax asset                                     $   643           $  920
                                                           =======           ======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes on income before extraordinary item:

                                                            1997         1996         1995
                                                            ----         ----         ----
Statutory tax rate                                           34 %         34 %         34 %
Income attributable to non-taxable entities                  (9)%        (34)%        (30)%
Federal tax charge for conversion to taxable entities        47 %          -            -
Tax goodwill amortization in excess of book amortization     (4)%          -            -
State income taxes, net of Federal benefit                    7 %         (1)%          -
Change in beginning of the year valuation allowance          (6)%        (19)%          -
Other                                                         5 %          _            -
                                                            ---          ---           ---

      Total                                                  74%         (20)%          4%
                                                            ===          ====          ===

At December 31, 1997, ARC had unused net operating loss carryforwards of approximately $10.9 million for regular tax purposes and $10.0 million for alternative minimum tax purposes, which expire in varying amounts from 2003 to 2012.

The valuation allowance for deferred tax assets as of January 1, 1997, and 1996 was $339,000 and $1.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 1997, and 1996 was a decrease of $339,000 and $825,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $1.7 million prior to the expiration of the net operating loss carryforward in 2012. Based upon the level of projected future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, and no valuation allowance is necessary at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(12) RELATED PARTY TRANSACTIONS

The Company is providing full development services related to, and has entered into management agreements to manage, five assisted living residences with an aggregate capacity for 389 residents owned by affiliates of the son of a significant shareholder of the Company. Three of the residences are currently under construction and two of the residences are under development. Such management agreements provide for the payment of management fees to the Company based on a percentage of each residences' gross revenues and require the Company to guarantee operating deficits above a specified amount. The management agreements also provide the Company with the option to purchase the residences. The Company expects to enter into additional management agreements with this related party. No management fees or development fees were recorded in 1997.

(13)  QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                                     1997 Quarter Ended
                                                                     ------------------
                                                      Dec 31        Sept 30      June 30      Mar 31
                                                     --------       -------      -------      -------
                                                   (dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                       $ 26,180       $23,643      $22,879      $21,510
Income (loss) before extraordinary item                 1,360         1,037       (1,839)         976
Net income (loss)                                      (4,974)        1,037       (1,839)         976
Pro forma income before extraordinary item              1,360         1,037          768          594
Pro forma income before extraordinary item
  available for distribution to partners and
  shareholders                                          1,360         1,037          768          594


EARNINGS PER SHARE:
Basic - actual                                      ($   0.44)      $  0.09           --           --
Basic - pro forma income before extraordinary
    item available for distribution to partners
    and shareholders                                 $   0.12       $  0.09      $  0.08      $  0.06
Basic - weighted average shares outstanding            11,406        11,406       10,089        9,375

Diluted - actual                                    ($   0.44)      $  0.09                        --
Diluted - pro forma income before
   extraordinary item available for
   distribution to partners and shareholders         $   0.12       $  0.09      $  0.08      $  0.06
Diluted - weighted average shares outstanding          11,579        11,584       10,124        9,375



                                                                       1996 Quarter Ended
                                                                      ---------------------
                                                        Dec 31        Sept 30       June 30        Mar 31
                                                       --------       -------      --------       --------
                                                       (dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                         $ 20,783       $20,028      $ 18,490       $ 16,316
Income (loss) before extraordinary item                   2,227           422         1,232          1,652
Net income (loss)                                         2,227           422         1,232           (683)
Pro forma income before extraordinary item                  901           262           764          1,025
Pro forma income before extraordinary item
  available for distribution to partners and
  shareholders                                              706            67           425            650

EARNINGS PER SHARE:
Basic - actual                                               --            --            --             --
Basic - pro forma income before extraordinary
    item available for distribution to partners
    and shareholders                                   $   0.08       $  0.01      $   0.05       $   0.07
Basic - weighted average shares outstanding               9,375         9,375         9,375          9,375

Diluted - actual                                             --            --            --             --
Diluted - pro forma income before
   extraordinary item available for
   distribution to partners and shareholders           $   0.08       $  0.01      $   0.05       $   0.07
Diluted - weighted average shares outstanding             9,375         9,375         9,375          9,375


(14) SUBSEQUENT EVENTS (UNAUDITED)

On January 29, 1998, the Company entered into a letter of intent to acquire privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and/or its Chairman. The acquisition would result in the ownership of three continuing care retirement communities ("CCRCs") and long-term management of four additional CCRCs. Additionally, ARC would enter into development and management contracts for two other communities currently under development, and would acquire options to purchase the same. The aggregate resident capacity for the owned and managed communities to be included in the transaction is approximately 3,800. The development projects will add resident capacity of approximately 800. The consideration to be paid is approximately $52.1 million including $28.8 million of cash and $23.3 million of the Company's common stock. The letter of intent is non-binding and the transaction is subject to the completion of definitive agreements and satisfaction of customary closing conditions. The transaction is expected to be completed in the second quarter of 1998 and to be accounted for as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable



                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this item with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 5, 1998 to be filed with the Securities and Exchange Commission (the "SEC"). Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

           The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 5, 1998 to be filed with the SEC.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 5, 1998 to be filed with the SEC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 5, 1998 to be filed with the SEC.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14.(a)(1)  Financial Statements:  See Item 8
           (2)  Financial Statement Schedules:  Not applicable
           (3)  Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit
Number                                    Description
-------                                   -----------
 2.1           Limited Partnership Agreement of American Retirement Communities,
               L.P., dated February 7, 1995, as amended April 1, 1995*

 2.2           Articles of Share Exchange between American Retirement
               Communities, L.P., and American Retirement Corporation, dated
               March 31, 1995 (including attached Plan and Agreement of Share
               Exchange)*

 2.3           Reorganization Agreement, dated February 28, 1997*

 3.1           Charter of the Registrant*

 3.2           Bylaws of the Registrant*

 4.1           Specimen Common Stock certificate*

 4.2           Article 8 of the Registrant's Charter (included in Exhibit 3.1)

 4.3           Form of Indenture between the Company and IBJ Schroder Bank and
               Trust Company, as Trustee**

10.1           American Retirement Corporation 1997 Stock Incentive Plan*

10.2           First Amendment to Stock Incentive Plan

10.3           American Retirement Corporation Employee Stock Purchase Plan*

10.4           First Amendment to Employee Stock Purchase Plan

10.5           American Retirement Corporation 401(k) Retirement Plan*

10.6           Officers' Incentive Compensation Plan*

10.7           Registration Rights Policy*

10.8 Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American
               Retirement Communities, L.P.*

10.9 Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity
               Towers Limited Partnership*

10.10 Amended and Restated Loan Agreement, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric
               Capital Corporation*


Exhibit
Number                                    Description
-------                                   -----------
10.11          Amended and Restated Promissory Note, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric
               Capital Corporation*

10.12          Assumption, Consent and Loan Modification Agreement, dated
               February 9, 1995, by and among Carriage Club of Denver, L.P.,
               American Retirement Communities, L.P., and General Electric
               Capital Corporation*

10.13          Loan Agreement, dated October 31, 1995, by and between American
               Retirement Communities, L.P. and First Union National Bank of
               Tennessee, as amended*

10.14          Amended and Restated Promissory Note, dated October 31, 1995, by
               American Retirement Communities, L.P. to First Union National
               Bank of Tennessee, as amended*

10.15          Revolving Credit Promissory Note, dated October 31, 1995, by
               American Retirement Communities, L.P. to First Union National
               Bank of Tennessee, as amended*

10.16          Standby Note, dated October 31, 1995, by American Retirement
               Communities, L.P. to First Union National Bank of North Carolina*

10.17          Reimbursement Agreement, dated October 31, 1995, between American
               Retirement Communities, L.P. and First Union National Bank of
               North Carolina, as amended*

10.18          Letter of Intent, dated April 3, 1997, by National Health
               Investors, Inc. to American Retirement Corporation*

10.19          Master Loan Agreement, dated December 23, 1996, between First
               American National Bank and American Retirement Communities, L.P.*

10.20          Letter of Intent, dated February 24, 1997, by Nationwide Health
               Properties, Inc. to American Retirement Corporation*

10.21          Deed of Lease, dated as of October 23, 1997, between Daniel U.S.
               Properties Limited Partnership, as Lessor, and ARC Imperial
               Plaza, Inc., as Lessee

10.22          Loan Agreement, dated as of December 31, 1997, between General
               Electric Capital Corporation and Fort Austin Limited Partnership



Exhibit
Number                                    Description
--------------                            -----------
10.23          Promissory Note, dated December 31, 1997, by Fort Austin Limited
               Partnership to General Electric Capital Corporation in the
               original principal amount of $62,330,000

10.24          Promissory Note, dated December 31, 1997, by Fort Austin Limited
               Partnership to General Electric Capital Corporation in the original principal amount of $50,000,000

21             Subsidiaries of the Registrant

23             Consent of KPMG Peat Marwick LLP

27             Financial Data Schedule (for SEC use only)

--------------------
* Incorporated by reference to the Registrant's Registration Statement of Form S-1 (Registration No. 333-23197)

** Incorporated by reference to the Registrant's Registration Statement of Form S-1 (Registration No. 333-34339)

     (b) During the quarter ended December 31, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN RETIREMENT CORPORATION


                                    By: /s/ W.E. Sheriff
                                       ----------------------------------------
                                        W.E. Sheriff
                                        Chief Executive Officer and Chairman



    SIGNATURE                                        TITLE                                      DATE
    ---------                                        -----                                      ----

/s/ W.E. SHERIFF                            Chairman and                                    March 30, 1998
----------------------------------          Chief Executive Officer
      W.E. Sheriff                          (Principal Executive Officer)

/s/ GEORGE T. HICKS
----------------------------------          Executive Vice President -                      March 30, 1998
      George T. Hicks                       Finance, Chief Financial
                                            Officer (Principal Financial
                                            And Accounting Officer)

/s/ H. LEE BARFIELD II                      Director                                        March 30, 1998
----------------------------------
         H. Lee Barfield II

/s/ JACK O. BOVENDER                        Director                                        March 30, 1998
----------------------------------
             Jack O. Bovender

/s/FRANK M. BUMSTEAD                        Director                                        March 30, 1998
----------------------------------
           Frank M. Bumstead

/s/ CHRISTOPHER J. COATES                   Director                                        March 30, 1998
----------------------------------
           Christopher J. Coates

/s/ ROBIN G. COSTA                          Director                                        March 30, 1998
----------------------------------
           Robin G. Costa

/s/ CLARENCE EDMONDS                        Director                                        March 30, 1998
----------------------------------
           Clarence Edmonds

/s/ JOHN A. MORRIS, JR., M.D.               Director                                        March 30, 1998
----------------------------------
         John A. Morris, Jr., M.D.

    SIGNATURE                                        TITLE                                       DATE
    ---------                                        -----                                       ----

/s/ DANIEL K. O'CONNELL                     Director                                        March 30, 1998
----------------------------------
         Daniel K. O'Connell

/s/ NADINE C. SMITH                         Director                                        March 30, 1998
----------------------------------
      Nadine C. Smith


/s/ LAWRENCE J. STUESSER                    Director                                        March 30, 1998
----------------------------------
      Lawrence J. Stuesser