Form 10-Q
period 1998-03-31
AMERICAN RETIREMENT CORP
filed 1998-05-15
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X)       Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ------     Exchange Act of 1934
             For the quarterly period ended March 31, 1998

   ( )       Transition report pursuant to Section 13 or 15(d) of the Securities
 ------      Exchange Act  of 1934
             For the transition period from _________ to ___________

                         Commission file number 01-13031


                         AMERICAN RETIREMENT CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

  Tennessee                                                 62-1674303
  ---------                                                 ----------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

111 Westwood Place, Suite 402, Brentwood, TN                      37027
--------------------------------------------                     --------
(Address of principal executive offices)                        (Zip Code)

                                 (615) 221-2250
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                 ---       ----

As of May 12, 1998 there were 11,420,860 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)                                   Page
             Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997 .................................3

             Condensed Consolidated Statements of
             Operations for the Three Months Ended
             March 31, 1998 and March 31, 1997 ....................................4

             Condensed Consolidated Statements of Cash
             Flows for the Three Months Ended March 31, 1998
             and March 31, 1997 ...................................................5

             Notes to Condensed Consolidated
             Financial Statements .................................................6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........................9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.................................... 16

Signatures   .................................................................... 17

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


(in thousands, except share data)                                         March 31, 1998  December 31, 1997
                                                                          --------------  -----------------
                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  29,050         $  44,583
   Assets limited as to use                                                     3,032             2,654
   Accounts receivable, net                                                     6,681             6,178
   Inventory                                                                      615               483
   Prepaid expenses                                                             1,714             1,052
   Deferred income taxes                                                        3,521             4,332
   Other current assets                                                           824             1,003
                                                                            ---------         ---------
       Total current assets                                                    45,437            60,285

   Assets limited as to use, excluding amounts classified as current           11,009             7,332
   Land, buildings and equipment, net                                         240,643           229,898
   Marketable securities                                                           52                52
   Other assets                                                                20,036            19,587
                                                                            ---------         ---------
       Total assets                                                         $ 317,177         $ 317,154
                                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current portion of long-term debt                                      $     318         $     316
     Accounts payable                                                           2,112             2,429
     Accrued expenses                                                           6,281             9,796
                                                                            ---------         ---------
       Total current liabilities                                                8,711            12,541

   Tenant deposits                                                              5,248             5,290
   Long-term debt, excluding current portion                                  101,516            99,038
   Convertible subordinated debentures                                        138,000           138,000
   Deferred gain on sale-leaseback transactions                                 3,959             4,073
   Deferred income taxes                                                        3,567             3,689
   Other long-term liabilities                                                    739               605
                                                                            ---------         ---------
       Total liabilities                                                      261,740           263,236

   Shareholders' equity:
     Preferred Stock, no par value; 5,000,000 shares authorized, no
       shares issued or outstanding                                                --                --
     Common stock, $.01 par value; 50,000,000 shares authorized,
       11,420,860 shares issued and outstanding                                   114               114
     Additional paid-in capital                                                60,205            60,203
     Accumulated deficit                                                       (4,882)           (6,399)
                                                                            ---------         ---------
       Total shareholders' equity                                              55,437            53,918
                                                                            ---------         ---------
       Total liabilities and shareholders' equity                           $ 317,177         $ 317,154
                                                                            =========         =========


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)


                                                         Three Months Ended
                                                   --------------------------------
                                                   March 31, 1998   March 31, 1997
                                                   --------------   ---------------
Revenues:
   Resident and health care revenue                   $ 26,398         $ 20,982
   Management services and other revenue                 1,679              528
                                                      --------         --------
     Total revenues                                     28,077           21,510

Expenses:
   Community operating expenses                         17,018           13,399
   Lease expense (net)                                   1,685              528
   General and administrative                            2,053            1,886
   Depreciation and amortization                         1,974            1,585
                                                      --------         --------
     Total operating expenses                           22,730           17,398
                                                      --------         --------

     Income from operations                              5,347            4,112

Other income (expense):
   Interest expense                                     (3,578)          (3,257)
   Interest income                                         627              150
   Other                                                   (26)             (30)
                                                      --------         --------
     Other income (expense), net                        (2,977)          (3,137)
                                                      --------         --------
     Income before income taxes                          2,370              975

Income tax expense                                         853               --
                                                      --------         --------

     Net income                                       $  1,517         $    975
                                                      ========         ========

Basic earnings per share                              $   0.13
                                                      ========
Diluted earnings per share                            $   0.13
                                                      ========

Pro forma earnings data:
   Income before income taxes, as reported                             $    975
   Pro forma income tax expense                                             381
                                                                       --------
   Pro forma net income                                                $    594
                                                                       ========

Pro forma basic earnings per share                                     $   0.06
                                                                       ========
Pro forma diluted earnings per share                                   $   0.06
                                                                       ========

Weighted average shares used:
   Basic earnings per share                             11,421            9,375
   Common stock equivalents                                212               --
                                                      --------         --------
   Diluted earnings per share                           11,633            9,375
                                                      ========         ========





See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)


                                                                      Three Months Ended
                                                               -------------------------------
                                                               March 31, 1998   March 31, 1997
                                                               --------------   --------------
Cash flows from operating activities:
    Net income                                                   $  1,517         $    975
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                                1,974            1,585
       Amortization of deferred gain                                 (113)            (111)
    Increase (decrease), net of acquisitions, in cash
    due to changes in:
       Accounts receivable                                           (363)            (757)
       Inventory                                                      (32)              15
       Prepaid expenses                                              (657)            (661)
       Other assets                                                    49             (115)
       Deferred income taxes                                          689               --
       Accounts payable                                              (383)           1,111
       Accrued expenses                                            (3,513)            (819)
       Tenant deposits                                                (43)             426
       Other long-term liabilities                                    132               (3)
                                                                 --------         --------
Net cash (used in) provided by operating activities                  (743)           1,646

Cash flows from investing activities:
    Additions to land, buildings and equipment                    (12,400)          (3,317)
    Proceeds from (purchases of) assets limited as to use          (4,055)             139
    Proceeds from the sale of assets                                    5           27,144
    Other investing activities                                       (822)              --
                                                                 --------         --------
Net cash (used in) provided by investing activities               (17,272)          23,966

Cash flows from financing activities:
    Distributions to partners                                          --           (1,632)
    Payment of redeemable preferred interests                          --           (5,195)
    Proceeds from the issuance of long-term debt                    2,570            2,423
    Principal payments on long-term debt                              (90)         (15,544)
    Other financing activities                                          2              (32)
                                                                 --------         --------
Net cash provided by (used in) financing activities                 2,482          (19,980)

    Net (decrease) increase in cash and cash equivalents          (15,533)           5,632
                                                                 --------         --------
Cash and cash equivalents at beginning of period                   44,583            3,222
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 29,050         $  8,854
                                                                 ========         ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $  5,934         $  2,037
                                                                 ========         ========
    Income taxes paid                                            $    270               --
                                                                 ========         ========




See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the combined and consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Prior to its initial public offering in May 1997 (the "IPO"), the Company's communities were owned, managed and/or operated by one or more limited partnerships affiliated with the Company's predecessor, American Retirement Communities, LP (the "Partnership" or "Predecessor"). References to the Company in connection with historical financial data or otherwise include the Predecessor.

2. FORMATION OF AMERICAN RETIREMENT CORPORATION, REORGANIZATION AND PRO FORMA ADJUSTMENTS

The Partnership was reorganized concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of common stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization"). The promissory note was subsequently paid with net proceeds from the IPO.

 (a) Pro Forma Earnings Data: The pro forma adjustment reflected on the statement of operations for the quarter ended March 31, 1997 provides for income taxes assuming the Partnership was subject to taxes.
 (b) Pro Forma Earnings per Share: Pro forma earnings per share for the quarter ended March 31, 1997 is based on the number of shares which would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the Reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note.

3.   EARNINGS PER SHARE

Basic earnings per share for the quarter ended March 31, 1998 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share also includes common stock equivalents, which consist of stock options. Pro forma earnings per share data for the quarter ended March 31, 1997 is based upon the number of shares which would have been outstanding assuming the partners had been shareholders prior to the Reorganization as discussed in Note 2.

4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998 and 1997, the Company had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

5.  COMMITMENTS

During the three month period ended March 31, 1998, the Company entered into a lease agreement whereby it will lease a parcel of land to a third party (the "Developer") for the purpose of constructing an assisted living residence. The lease is for a term of 50 years. Concurrent with the land lease, the Company entered into a construction management and guaranty agreement with the Developer to manage the construction of the residence for a fee of 3.75% of development costs, one half of which was recognized during the three month period ended March 31, 1998. The Company also entered into a loan agreement with the Developer to provide up to 85% of the funding for the construction of the residence. The loan will bear interest at 200 basis points over 30 day LIBOR, and will amortize over a 25 year schedule beginning at the completion of construction.

The Developer entered into an operating lease on the facility with an affiliate of a director of the Company ("the Lessee"). The lease is for a five year initial term and has six one year renewal options, as well as an option to acquire the residence for agreed-upon terms and conditions. The Company entered into a contract with the Lessee to manage the residence for a fee of 6% of its revenues. The Company did not recognize any management fees for the three month period ended March 31, 1998. In conjunction with the management agreement, the Company entered into an operating deficits agreement whereby the Company will make payments under the operating lease in the event that the Lessee sustains operating deficits in excess of its initial and ongoing investment in the residence. The Company pledged a certificate of deposit in the amount of $3.3 million as collateral for the operating deficits agreement. The Company also entered into an assumption agreement with the Lessee which provides the Company with an option to assume the leasehold interest.

6.  RECENT ACCOUNTING PRONOUNCEMENT

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). The SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 defines start-up activities broadly to include those one-time activities related to: opening a new facility; introducing a new product or service; conducting business in a new territory; conducting business with a new class of customer or beneficiary; initiating a new process in an existing facility; or commencing some new operation. Start-up activities also include activities related to organizing a new entity (costs of such activities are commonly referred to as organization costs).

SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted. Restatement of previously issued financial statements is not permitted. Entities that previously capitalized start-up costs, such as the types of costs described above, or organization costs, are required to write-off the unamortized portion of such capitalized costs as the cumulative effect of a change in accounting principle upon adoption of SOP 98-5. Subsequent to adoption of the SOP, these types of costs must be expensed as incurred. The Company has not yet determined when it will adopt SOP 98-5. At March 31, 1998, the unamortized portion of capitalized start-up costs totaled $609,000.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to the elderly within a residential setting. The Company currently operates 25 senior living communities in 12 states with an aggregate capacity for approximately 7,200 residents. The Company currently owns 14 communities, leases 4 communities pursuant to long-term leases, and manages 7 communities pursuant to management agreements. The Company is currently constructing or developing 36 assisted living residences with an estimated aggregate capacity for 3,500 residents and expanding five of its communities, including one community leased by the Company, which will add capacity for approximately 400 residents. Additionally, the Company currently operates eleven home health agencies based in or near its owned or leased communities, and manages four home health agencies for third parties.

The Company completed the IPO and related Reorganization during the second quarter of 1997. Prior to the IPO, the Company's accounting predecessor operated as a limited partnership.

The Company reported net income of $1.5 million, or $0.13 diluted earnings per share, on revenues of $28.1 million for the quarter ended March 31, 1998, as compared with pro forma net income of $594,000, or $0.06 pro forma diluted earnings per share, on revenues of $21.5 million for the comparable prior year period.

The Company's growth strategy includes: (i) the selective acquisition of senior living communities, including continuing care retirement communities ("CCRCs") and assisted living residences; (ii) development of assisted living residences, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective development and acquisition of home health care agencies and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, which include all resident and home health care agency fees, and (ii) management services and other revenue, which include fees, net of reimbursements, for the development, marketing and management of retirement communities and home health care agencies. The Company's resident and health care revenues are derived from three principal sources: (i) monthly service fees from independent and assisted living residents representing 74.0% and 75.0% of total revenues for the quarter ended March 31, 1998 and 1997, respectively; (ii) per visit billings from home health care patients and companion services clients representing 8.1% and 9.4% of total revenues for the quarter ended March 31, 1998 and 1997, respectively; and (iii) per diem charges from residents receiving nursing care representing 11.9% and 13.1% of total revenues for the quarter ended March 31, 1998 and 1997, respectively. Management services and other revenue represented 6.0% and 2.5% of total revenues for the quarter ended March 31, 1998 and 1997, respectively. Approximately 92.3% and 91.1% of the Company's total revenues for the quarter ended March 31, 1998 and 1997, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance.

The Company's operating expenses are comprised of (i) community operating expense, which includes all operating expenses of the Company's owned or leased communities, including the expenses of its home health care agencies; (ii) general and administrative expense, which includes all corporate office overhead; (iii) lease expense; and (iv) depreciation and amortization expense.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                          MARCH 31, 1998               MARCH 31, 1997
                                          --------------               --------------
END OF PERIOD CAPACITY             STABLE(1)          TOTAL         STABLE(1)      TOTAL
                                   -------            -----         -------        -----
Owned                                3,056            3,342           2,763        2,912
Leased                               1,473            1,563             483          483
Managed                              2,084            2,084           2,159        2,159
                                     -----            -----           -----        -----
Total                                6,613            6,989           5,405        5,554
                                     =====            =====           =====        =====

END OF PERIOD OCCUPANCY
Owned                                  93% (2)          88%             95%          94%
Leased                                 93% (2)          90%             95%          95%
Managed                                96%              96%             94%          94%
                                       ---              ---             ---          ---
Total                                  94%              91%             95%          94%

--------------------

(1) Includes communities or expansions thereof that have (i) achieved 95% occupancy or (ii) have been open at least 12 months.
(2) Includes the dilutive effect of transfers from existing units to expansions that opened during the quarter ended March 31, 1998 (thus excluded from stabilized results). Excluding the effect of these transfers, end of period occupancy for stabilized owned communities would have been 94% and stabilized leased communities would have been 95%.

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

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                                        Quarter ended March 31,
                                                                        -----------------------
                                                                1998             1997          % chg
                                                                ----             ----          -----
   Monthly/per diem service fees                              $20,114          $18,963          6.1%
   Home health and companion services revenue                   1,928            2,019         (4.5%)
                                                              -------          -------
     Resident and health care revenue                          22,042           20,982          5.0%
   Community operating expenses                                14,131           13,399          5.5%
                                                               ------           ------
     Resident income from operations                            7,911            7,583          4.3%
     Resident income from operations margin(1)                   35.9%            36.1%

   Lease expense                                                  559              528          5.9%
   Depreciation and amortization                                1,565            1,522          2.8%
                                                                -----            -----
     Income from operations                                    $5,787           $5,534          4.6%

   Other data:
     Number of communities                                         12               12
     Resident capacity                                          3,529            3,397
     Average occupied units                                     2,859            2,812
     Average occupancy rate(2)                                    94%               94%

     Average monthly revenue per occupied unit(3)              $2,345           $2,248          4.3%
     Average monthly expense per occupied unit(4)              $1,436           $1,394          3.0%


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

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

Revenues. Total revenues were $28.1 million for the quarter ended March 31, 1998 compared to $21.5 million for the three months ended March 31, 1997, representing an increase of $6.6 million, or 30.5%. Resident and health care revenue increased by $5.4 million and management services and other revenue increased by $1.2 million. Of the increase in resident and health care revenue, $4.3 million, or 80.4%, was attributable to revenues derived from senior living communities, assisted living residences, and home health agencies acquired or leased after March 31, 1997. The remaining $1.1 million, or 19.6%, of such increase was attributable to Same Community growth. Management services and other revenue increased as a percentage of total revenue to 6.0% from 2.5% and includes development fees which increased to $1.1 million from $210,000 and management fees which increased to $550,000 from $318,000 for the quarter ended March 31, 1998 as compared to the prior year period.

Revenues attributable to Same Communities were $22.0 million for the quarter ended March 31, 1998, representing an increase of $1.1 million, or 5.0%, over the same period in 1997. Home health care agency and companion service fees on a Same Community basis were down slightly during the period resulting from the significant reduction in reimbursement rates for home health care agencies and the elimination of certain qualifying services. Monthly/per diem service fee revenue on a Same Community basis increased $1.2 million, or 6.1%, over the quarter ended March 31, 1997. Of this increase, 4.4% was due primarily to increases in average rates (including adjustments to Medicare rates) and 1.7% was due to higher occupancy. Same Community average occupancy rates were 94% for the first quarter of 1998 and 1997 including the dilutive effect in 1998 of the opening of a 127-unit expansion at an owned community.

Home health care agency and companion services fees on a Same Community basis decreased by $91,000, or 4.5%, over the prior period. The Balanced Budget Act of 1997, Public Law 105-33 (the "BBA"), included sweeping changes to Medicare and Medicaid, significantly reducing rates of reimbursement for home health agencies. The BBA includes disqualification of certain services such as venipuncture resulting in reduced visit counts, enactment of, and subsequent further reduction to, per beneficiary limits, and significant reductions to other cost limits. The combination of these changes impacted the Company's home health operations during the three months ended March 31, 1998. Several of the Company's home health agencies were initiated in 1997. As these agencies approach stabilized operating levels during 1998, their operational efficiency (cost per visit) are expected to improve, facilitating the adjustment to the new guidelines. Approximately 7.7% and 8.9% of the Company's revenues for the quarters ended March 31, 1998 and 1997, respectively were attributable to Medicare, including Medicare-related private co-insurance.

Community Operating Expenses. Community operating expenses increased to $17.0 million for the quarter ended March 31, 1998, as compared to $13.4 million for the quarter ended March 31, 1997, representing an increase of $3.6 million, or 27.0%. Of the increase in community operating expenses, $2.9 million, or 79.8%, was attributable to expenses from senior living communities, assisted living residences, and home health agencies acquired or leased after March 31, 1997. Approximately 20.2% of the increase was attributable to Same Community operating expenses, which increased by $732,000 over the comparable period of the prior year. Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 4.7% for the quarter ended March 31, 1998, as compared to the comparable period in the prior year. Community operating expense as a percentage of resident and health care revenues increased to 64.5% for the quarter ended March 31, 1998, from 63.9% for the quarter ended March 31, 1997. Same Community operating expense as a percentage of Same Community resident and health care revenues increased to 64.1% for the quarter ended March 31, 1998 from 63.9% in the comparable period in the prior year. Same Community operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Community revenues exclusive of home health and companion services revenue decreased to 61.2% for the quarter ended March 31, 1998 from 62.0% for the comparable period in 1997, primarily as a result of a higher number of occupied units.

General and Administrative. General and administrative expense increased to $2.1 million for the quarter ended March 31, 1998, as compared to $1.9 million for the quarter ended March 31, 1997, representing an increase of $167,000, or 8.9%. The increase was primarily related to increases in salaries and benefits. General and administrative expense as a percentage of total revenues decreased to 7.3% for the quarter ended March 31, 1998, from 8.8% for the comparable period in the previous year.

Lease Expense. Lease expense increased to $1.7 million for the quarter ended March 31, 1998, from $528,000 for the quarter ended March 31, 1997. The increase of $1.2 million was primarily attributable to leases entered into for an assisted living residence in May 1997 and a large senior living community in October 1997. Same Community lease expense remained largely unchanged.

Depreciation and Amortization. Depreciation and amortization expense increased to $2.0 million for the quarter ended March 31, 1998, from $1.6 million for the quarter ended March 31, 1997, representing an increase of $389,000, or 24.5%. The increase was primarily attributable to senior living communities and assisted living residences acquired or leased after March 31, 1997. Same Community depreciation and amortization expense remained largely unchanged.

Income from Operations. Income from operations increased to $5.3 million for the quarter ended March 31, 1998, from $4.1 million for the quarter ended March 31, 1997, representing an increase of $1.2 million or 30.0%. Same Community resident income from operations increased 4.3% to $7.9 million for the first quarter of 1998 as compared to $7.6 million for the same period of 1997. Same Community resident income from operations excluding home health and companion services increased 8.3% to $7.8 million for the quarter ended March 31, 1998 as compared to $7.2 million for the quarter ended March 31, 1997.

Other Income (Expense). Interest expense increased to $3.6 million, net of capitalized interest of $452,000 for the quarter ended March 31, 1998, from $3.3 million for the quarter ended March 31, 1997, representing an increase of $321,000, or 9.9%. The increase in interest expense was primarily attributable to the issuance in 1997 of $138.0 million of the Company's 5 3/4% Convertible Debentures Due 2002 (the "Convertible Debentures") and additional indebtedness incurred in connection with acquisitions made in 1997, partially offset by the early extinguishment of $65.1 million of fixed rate indebtedness at December 31, 1997. Interest income increased to $627,000 in the quarter ended March 31, 1998 from $150,000 for the comparable period in the previous year, primarily due to income generated from the investment of the net proceeds of the convertible debt offering.

Income Tax Expense. From inception through May 30, 1997, the Company was a partnership and accordingly incurred no federal or state income tax liability. A pro forma adjustment has been reflected to provide for income taxes as though the Company had been subject to corporate income taxes for the quarter ended March 31, 1997.

Net Income. As a result of the foregoing factors, the Company reported net income of $1.5 million for the quarter ended March 31, 1998. For the quarter ended March 31, 1997, the Company reported pro forma net income of $594,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with the net proceeds from its IPO, its public offering of Convertible Debentures in September 1997, private placements of equity interests, long-term mortgage borrowings, and cash flows from operations. At March 31, 1998, the Company had $239.8 million of indebtedness outstanding, including $138.0 million of Convertible Debentures and $77.0 million of indebtedness to a capital corporation, with fixed maturities ranging from December 2001 to April 2028. As of March 31, 1998, approximately 95.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness carried an average rate of 6.2% as of March 31, 1998. As of March 31, 1998, the Company had working capital of $36.7 million.

Net cash used in operating activities was $743,000 for the quarter ended March 31, 1998 as compared to $1.6 million provided by operating activities for the quarter ended March 31, 1997. The Company's unrestricted cash balance was $29.1 million as of March 31, 1998 primarily as a result of the remaining proceeds from the Convertible Debenture offering.

Net cash used in investing activities was $17.3 million for the quarter ended March 31, 1998, as compared with $24.0 million provided by investing activities for the quarter ended March 31, 1997. During the quarter ended March 31, 1998, the Company made additions to land, buildings and equipment of $12.4 million, including construction activity, and purchased $4.1 million of assets limited as to use.

Net cash provided by financing activities was $2.5 million for the quarter ended March 31, 1998, as compared with $20.0 million used in financing activities for the quarter ended March 31, 1997. The Company had borrowings of $2.6 million and made principal payments on its long-term debt of $90,000 during the quarter ended March 31, 1998.

The Company maintains a $50.0 million revolving credit facility that is available for acquisitions, a $5.0 million secured line of credit with a bank that is available for land acquisitions, and a $4.0 million secured line of credit with a bank that is available for working capital and to secure various debt instruments, of which approximately $2.2 million had been used at March 31, 1998 to obtain letters of credit. No borrowings were outstanding under the $50.0 million revolving credit facility and the $5.0 million line of credit at March 31, 1998.

The $50.0 million revolving credit facility contains financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, and capital expenditure reserve levels. With the exception of the Company's Carriage Club of Charlotte community, all of the Company's owned communities are subject to mortgages. Seven of the Company's fourteen owned communities serve as blanket collateral for the indebtedness payable to the capital corporation described above. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. Additionally, substantially all of such indebtedness is cross-defaulted. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations.

The Company has entered into non-binding letters of intent (the "REIT Facilities") pursuant to which two real estate investment trusts, at the Company's request and upon satisfaction of certain conditions, would develop, construct, or acquire up to $110.0 million and $74.7 million, respectively, of senior living communities and lease the communities to the Company. Currently, the Company has been allocated $41.6 million and $4.7 million, respectively, in commitments under the REIT Facilities.

The aggregate estimated cost to complete and lease-up the 36 free-standing assisted living residences currently under development is approximately $350.0 million to $390.0 million. In addition, the Company plans to expand four of its owned communities, which are expected to cost approximately $31.0 million to complete and lease-up.

During the quarter ended March 31, 1998, the Company entered into a letter of intent to acquire privately held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and/or its Chairman. If consummated, the acquisition would result in the ownership of three lifecare continuing care retirement communities ("CCRCs") and the management of three lifecare CCRCs with aggregate capacity for approximately 3,300 residents. Additionally, ARC would enter into development and management contracts for, and will acquire options to purchase, two other CCRCs currently under development with aggregate capacity for approximately 800 residents. The consideration to be paid is approximately $55.4 million, including $33.1 million of cash and $22.3 million of the Company's common stock. The letter of intent is non-binding and is subject to the completion of definitive agreements and satisfaction of customary closing conditions. The transaction is expected to be completed in the third quarter of 1998 and to be accounted for as a purchase.

The Company expects that its current cash, together with cash flow from operations, the $50.0 million revolving credit facility, the REIT Facilities, and borrowings available to it under other existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Registration Statements on Form S-1 (No. 333-23197 and No. 333-34339). Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

Part II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     Exhibit 27 -- Financial Data Schedule for SEC use only.

b.   Reports on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        American Retirement Corporation

Date:    May 15, 1998                   By:    /s/ George T. Hicks
                                               ----------------------------
                                               George T. Hicks
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)