Form 10-Q
period 1998-06-30
AMERICAN RETIREMENT CORP
filed 1998-08-14
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    (X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---      Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

    ( )      Transition report pursuant to Section 13 or 15(d) of the Securities
    ---      Exchange Act  of 1934
                  For the transition period from _________ to ___________

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

                             Yes   X       No
                                 -----        -----

As of August 7, 1998, there were 17,105,119 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)                                       Page
           Condensed Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997 ......................................3

           Condensed Consolidated Statements of
           Operations for the Three Months Ended
           June 30, 1998 and June 30, 1997 ..........................................4

           Condensed Consolidated Statements of
           Operations for the Six Months Ended
           June 30, 1998 and June 30, 1997 ..........................................5

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended June 30, 1998
           and June 30, 1997 ........................................................6

           Notes to Condensed Consolidated Financial Statements .....................7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............................11

Item 3.    Quantitative And Qualitative Disclosures About Market Risk ..............22

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders .....................22

Item 5.    Other Information .......................................................23

Item 6.    Exhibits and Reports on Form 8-K.........................................23

Signatures .........................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                        June 30, 1998     December 31, 1997
                                                                        --------------    -----------------
                                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                $  23,973         $  44,583
   Assets limited as to use                                                     2,854             2,654
   Accounts receivable, net                                                     8,109             7,181
   Inventory                                                                      624               483
   Prepaid expenses                                                             1,699             1,052
   Deferred income taxes                                                        3,517             4,332
                                                                            ---------         ---------
       Total current assets                                                    40,776            60,285

   Assets limited as to use, excluding amounts classified as current           27,684             7,332
   Land, buildings and equipment, net                                         242,596           229,898
   Notes receivable                                                             5,329                --
   Marketable securities                                                           --                52
   Other assets                                                                22,845            19,587
                                                                            ---------         ---------
       Total assets                                                         $ 339,230         $ 317,154
                                                                            =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current portion of long-term debt                                      $     320         $     316
     Accounts payable                                                           3,910             2,429
     Accrued expenses                                                           8,745             9,796
                                                                            ---------         ---------
       Total current liabilities                                               12,975            12,541

   Tenant deposits                                                              5,473             5,290
   Long-term debt, excluding current portion                                  116,485            99,038
   Convertible subordinated debentures                                        138,000           138,000
   Deferred gain on sale-leaseback transactions                                 3,846             4,073
   Deferred income taxes                                                        4,540             3,689
   Other long-term liabilities                                                    630               605
                                                                            ---------         ---------
       Total liabilities                                                      281,949           263,236

   Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized, no
       shares issued or outstanding                                                --                --
     Common stock, $.01 par value; 50,000,000 shares authorized,
       11,435,952 and 11,420,860 shares issued and outstanding,
       respectively                                                               114               114
     Additional paid-in capital                                                60,427            60,203
     Accumulated deficit                                                       (3,260)           (6,399)
                                                                            ---------         ---------
       Total shareholders' equity                                              57,281            53,918
                                                                            ---------         ---------
       Total liabilities and shareholders' equity                           $ 339,230         $ 317,154
                                                                            =========         =========




See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                     Three months ended
                                               ----------------------------
                                               June 30, 1998  June 30, 1997
                                               -------------  -------------
Revenues:
    Resident and health care revenue             $ 28,067       $ 22,442
    Management services and other revenue           2,246            437
                                                 --------       --------
       Total revenues                              30,313         22,879

Expenses:
    Community operating expenses                   18,322         14,120
    Lease expense, net                              1,962            544
    General and administrative                      2,318          2,184
    Depreciation and amortization                   2,119          1,621
                                                 --------       --------
       Total operating expenses                    24,721         18,469
                                                 --------       --------

       Income from operations                       5,592          4,410

Other income (expense):
    Interest expense                               (3,730)        (3,354)
    Interest income                                   560            214
    Other                                             113            (31)
                                                 --------       --------
       Other income (expense), net                 (3,057)        (3,171)
                                                 --------       --------

       Income before income taxes                   2,535          1,239

Income tax expense                                    913          3,078
                                                 --------       --------

       Net income (loss)                         $  1,622       ($ 1,839)
                                                 ========       ========

Basic earnings per share                         $   0.14
                                                 ========
Diluted earnings per share                       $   0.14
                                                 ========

Pro forma earnings data:
    Income before income taxes, as reported                     $  1,239
    Pro forma income tax expense                                     471
                                                                --------
    Pro forma net income                                        $    768

Pro forma basic earnings per share                              $   0.08
                                                                ========
Pro forma diluted earnings per share                            $   0.08
                                                                ========

Weighted average shares used:
    Basic earnings per share                       11,422         10,089
    Common stock equivalents                          165             35
                                                 ========       ========
    Diluted earnings per share                     11,587         10,124
                                                 ========       ========




See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                     Six months ended
                                              ----------------------------
                                              June 30, 1998  June 30, 1997
                                              -------------  -------------
Revenues:
   Resident and health care revenue             $ 54,465       $ 43,424
   Management services and other revenue           3,925            965
                                                --------       --------
      Total revenues                              58,390         44,389

Expenses:
   Community operating expenses                   35,340         27,519
   Lease expense, net                              3,647          1,072
   General and administrative                      4,371          4,070
   Depreciation and amortization                   4,093          3,206
                                                --------       --------
      Total operating expenses                    47,451         35,867
                                                --------       --------

      Income from operations                      10,939          8,522

Other income (expense):
   Interest expense                               (7,308)        (6,611)
   Interest income                                 1,187            364
   Other                                              87            (61)
                                                --------       --------
      Other income (expense), net                 (6,034)        (6,308)
                                                --------       --------

      Income before income taxes                   4,905          2,214

Income tax expense                                 1,766          3,078
                                                --------       --------

      Net income (loss)                         $  3,139       $   (864)
                                                ========       ========

Basic earnings per share                        $   0.27
                                                ========
Diluted earnings per share                      $   0.27
                                                ========

Pro forma earnings data:
   Income before income taxes, as reported                     $  2,214
   Pro forma income tax expense                                     841
                                                               --------
   Pro forma net income                                        $  1,373

Pro forma basic earnings per share                             $   0.14
                                                               ========
Pro forma diluted earnings per share                           $   0.14
                                                               ========

Weighted average shares used:
   Basic earnings per share                       11,421          9,734
   Common stock equivalents                          181             18
                                                --------       --------
   Diluted earnings per share                     11,602          9,752
                                                ========       ========



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                Six months ended
                                                                         -------------------------------
                                                                         June 30, 1998     June 30, 1997
                                                                         -------------     -------------
Cash flows from operating activities:
    Net income (loss)                                                         $  3,139        $  (864)
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization                                             4,093          3,206
       Deferred income taxes                                                     1,666          2,986
       Gain on sale of marketable securities                                       (80)            --
       Amortization of deferred gain                                              (227)          (102)
    Increase (decrease), net of acquisitions, in cash due to changes in:
       Accounts receivable                                                        (966)        (1,281)
       Inventory                                                                   (42)             1
       Prepaid expenses                                                           (641)          (643)
       Other assets                                                             (1,105)          (333)
       Accounts payable                                                          1,415            601
       Accrued expenses                                                         (1,049)           620
       Tenant deposits                                                             183            502
       Other long-term liabilities                                                  25            (32)
                                                                              --------       --------
Net cash provided by operating activities                                        6,411          4,661

Cash flows from investing activities:
    Additions to land, buildings and equipment                                 (28,202)       (10,851)
    Acquisition of assisted living residences                                       --        (11,524)
    Investments in joint ventures                                                 (713)        (1,030)
    Purchases of assets limited as to use                                      (20,552)        (1,987)
    Proceeds from the sale of marketable securities                                132             --
    Increase in notes receivable                                                (5,329)            --
    Proceeds from the sale of assets                                            12,128         28,789
    Other investing activities                                                  (2,022)            --
                                                                              --------       --------
Net cash provided (used) by investing activities                               (44,558)         3,397

Cash flows from financing activities:
    Proceeds from initial public offering, net of expenses                          --         45,221
    Repayment of reorganization note                                                --        (21,875)
    Payment of redeemable preferred interests                                       --         (5,195)
    Distributions to partners                                                       --         (4,132)
    Expenditures for financing costs                                               (75)           (32)
    Proceeds from exercise of stock options                                         84             --
    Proceeds from issuance of stock through employee stock
      purchase plan                                                                140             --
    Proceeds from the issuance of long-term debt                                17,566         17,132
    Principal payments on long-term debt                                          (178)       (20,537)
                                                                              --------       --------
Net cash provided by financing activities                                       17,537         10,582

    Net increase (decrease) in cash and cash equivalents                       (20,610)        18,640
                                                                              --------       --------
Cash and cash equivalents at beginning of period                                44,583          3,222
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $ 23,973       $ 21,862
                                                                              ========       ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $  8,040       $  6,268
                                                                              ========       ========
    Income taxes paid                                                         $    191             --
                                                                              ========       ========



See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the combined and consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

(a) Pro Forma Earnings Data: The pro forma adjustment reflected on the statement of operations for the three and six months ended June 30, 1997 provides for income taxes assuming the Partnership was subject to taxes.
(b) Pro Forma Earnings per Share: Pro forma earnings per share for the three and six months ended June 30, 1997 is based on the number of shares that would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the Reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note.

3. EARNINGS PER SHARE

Basic earnings per share for the three and six months ended June 30, 1998 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share also includes common stock equivalents, which consist of stock options. Pro forma earnings per share data for the three and six months ended June 30, 1997 is based upon the number of shares that would have been outstanding assuming the partners had been shareholders prior to the Reorganization as discussed in Note 2.


4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998 and 1997, the Company had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

5. COMMITMENTS

During the six month period ending June 30, 1998, the Company entered into various commitments related to the development of eight assisted living residences (the "Developments"). The Company entered into loan agreements for an aggregate amount of $43.5 million with the owners of four of the Developments to provide funding for their construction. Typically, these loans bear interest at 200 basis points over 30 day LIBOR and require amortization over a 25 year term. As of June 30, 1998, $4.4 million was advanced under the loan agreements.

The owners of the Developments ("the Lessors") have entered into construction agreements and operating leases with various third parties (the "Lessees") for the construction and operation of the Developments. In six of these transactions, the Lessee is an affiliate of a director of the Company. The operating leases have initial terms of five years and include renewal and purchase options. The Lessees have entered into construction management and guaranty agreements with the Company whereby the Company will manage the construction of the Developments for a fee equal to approximately 3.75% of total development costs. The Company has pledged certificates of deposit in the amount of $9.7 million as collateral for its agreement to fund operating deficits of the Lessees in excess of certain agreed-upon limits. These deposits are reflected on the Company's balance sheet as "non-current assets limited as to use." The Company has also entered into agreements with the Lessees to manage the Developments for a fee based on a percentage of revenues and to acquire the leasehold interests of the Lessees. The Company owns the land upon which four of the Developments are located and has leased the land to the owners for a term of 50 years.

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

SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted. Restatement of previously issued financial statements is not permitted. Entities that previously capitalized start-up costs, such as the types of costs described above, or organization costs, are required to write-off the unamortized portion of such capitalized costs as the cumulative effect of a change in accounting principle upon adoption of SOP 98-5. Subsequent to adoption of the SOP, these types of costs must be expensed as incurred. The Company has not yet determined when it will adopt SOP 98-5. At June 30, 1998, the unamortized portion of capitalized start-up costs totaled $430,000.

7.  SUBSEQUENT EVENTS

On July 14, 1998, the Company acquired privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and with its Chairman. The acquisition resulted in the ownership of three lifecare continuing care retirement communities ("CCRCs") and management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The aggregate resident capacity for the owned and managed communities included in this transaction is approximately 3,700. The development project will add capacity for approximately 400 residents. The consideration paid was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million to assume two of the management contracts. In connection with the execution of management agreements for three of the communities to be managed pursuant to the FGI transaction, the Company assumed FGI's guaranties of an aggregate of $73.5 million of mortgage debt relating to such communities. The transaction was accounted for as a purchase effective July 1, 1998. At the time of closing of the FGI transaction, the communities acquired and managed had a stabilized occupancy rate of 94%.

On August 4, 1998, the Company completed a public offering of 4,500,000 shares of common stock, of which 4,297,500 were sold by the Company and 202,500 shares were sold by certain selling shareholders. The Company and certain selling shareholders have granted the underwriters a thirty-day over-allotment option to purchase an additional 592,900 and 82,100 shares, respectively, of common stock. Net proceeds to the Company are estimated to be $64.9 million ($73.9 million if the over-allotment option is exercised in full).

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The Company currently operates 35 senior living communities in 14 states with an aggregate capacity for approximately 11,400 residents. The Company currently owns 17 communities, leases six communities pursuant to long-term leases, and manages 12 communities pursuant to management agreements. The Company is currently constructing or developing 36 senior living communities with an estimated aggregate capacity for 4,000 residents and is expanding or is planning to commence expansions at seven of its communities, which will add capacity for approximately 600 residents. Additionally, the Company currently operates five home health agencies based in or near its communities, and manages two home health agencies for third parties.

The Company completed the IPO and related Reorganization during the second quarter of 1997. Prior to the IPO, the Company's accounting predecessor operated as a limited partnership.

The Company reported net income of $1.6 million, or $0.14 diluted earnings per share, on revenues of $30.3 million for the three months ended June 30, 1998, as compared with pro forma net income of $768,000, or $0.08 pro forma diluted earnings per share, on revenues of $22.9 million for the comparable prior year period.

The Company's growth strategy includes: (i) selective acquisitions of senior living communities, including CCRCs and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective development and acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, which include all resident and home health care agency fees, and (ii) management services and other revenue, which include fees, net of reimbursements, for the development, marketing and management of retirement communities and home health care agencies owned by third parties. The Company's resident and health care revenues are derived from three principal sources: (i) monthly service fees from independent and assisted living residents, representing 74.3% and 72.1% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 74.1% and 73.5% of total revenues for the six months ended June 30, 1998 and 1997, respectively; (ii) per diem charges from nursing patients, representing 12.5% and 14.9% of total revenues for the three months ended

June 30, 1998 and 1997, respectively, and 12.2% and 14.0% of total revenues for the six months ended June 30, 1998 and 1997, respectively; and (iii) per visit billings from home health care patients and companion services clients, representing 5.8% and 11.1% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 6.9% and 10.3% of total revenues for the six months ended June 30, 1998 and 1997, respectively. Management services and other revenue represented 7.4% and 1.9% of total revenues for the three months ended June 30, 1998 and 1997, respectively, and 6.7% and 2.2% of total revenues for the six months ended June 30, 1998 and 1997, respectively. Approximately 93.1% and 87.4% of the Company's total revenues for the three months ended June 30, 1998 and 1997, respectively, and 92.7% and 89.2% of the Company's total revenues for the six months ended June 30, 1998 and 1997, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities, including the expenses of its home health care agencies; (ii) general and administrative expense, which includes all corporate office overhead; (iii) lease expense; and (iv) depreciation and amortization expense.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                        JUNE 30, 1998              JUNE 30, 1997
                                    --------------------        -------------------
END OF PERIOD CAPACITY              STABLE(1)      TOTAL        STABLE(1)     TOTAL
                                    -------        -----        -------       -----
Owned                                 3,151        3,397          2,912       3,002
Leased                                1,885        1,885            483         573
Managed                               2,084        2,339          2,159       2,159
                                      -----        -----          -----       -----
Total                                 7,120        7,621          5,554       5,734
                                      =====        =====          =====       =====

END OF PERIOD OCCUPANCY
Owned                                   94%          90%            95%         93%
Leased                                  91%          91%            93%         84%
Managed                                 95%          87%            93%         93%
                                        ---          ---            ---         ---
Total                                   93%          90%            94%         92%

--------------------

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

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                             -----------------------       -----------------------
                                                             1998      1997     %+/-       1998     1997      %+/-
                                                             ----      ----     ----       ----     ----      ----
   Monthly/per diem service fees                           $21,352   $19,747     8.1%    $41,465   $38,710      7.1%
   Home health and companion services revenue                1,567     2,543   -38.4%      3,495     4,563    -23.4%
                                                           -------   -------   ------    -------   -------    ------
        Resident and health care revenue                    22,919    22,290     2.8%     44,961    43,273      3.9%
   Community operating expense                              14,762    13,982     5.6%     28,893    27,381      5.5%
                                                           -------   -------    -----    -------   -------    ------
      Resident income from operations                        8,156     8,308    -1.8%     16,068    15,892      1.1%
      Resident income from operations margin(1)              35.6%     37.3%               35.7%     36.7%

   Lease expense                                               556       528     5.3%      1,114     1,056      5.5%
   Depreciation and amortization                             1,613     1,522     6.0%      3,178     3,044      4.4%
                                                           -------   -------   ------    -------   -------    ------
      Income from operations                                 5,988     6,258    -4.3%     11,775    11,792     -0.1%

   Other data:
      Resident Capacity                                      3,529     3,397               3,529     3,397
      Number of communities                                     12        12                  12        12
      Average occupancy rate(2)                              92.3%     94.3%               92.7%     94.3%

      Average monthly revenue per occupied unit(3)          $2,476    $2,337     5.9%     $2,410    $2,293      5.1%
      Average monthly expense per occupied unit(4)          $1,508    $1,434     5.2%     $1,471    $1,414      4.0%

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

Revenues   Total revenues were $30.3 million for the three months ended June 30,
1998 compared to $22.9 million for the three months ended June 30, 1997, representing an increase of $7.4 million, or 32.5%. Resident and health care revenue increased by $5.6 million and management services and other revenue increased by $1.8 million. Of the increase in resident and health care revenue, $5.0 million, or 88.8%, was attributable to revenues derived from senior living communities, assisted living residences, and home health agencies acquired or leased after June 30, 1997. The remaining $628,000, or 11.2%, of such increase was attributable to Same Community growth. Management services and other revenue increased as a percentage of total revenue to 7.4% from 1.9% and includes development fees of $1.8 million and $30,000 for the three months ended June 30, 1998 and 1997, respectively, and management fees, which increased to $482,000 for the three months ended June 30, 1998 as compared to $407,000 during the prior year period.

Revenues attributable to Same Communities were $22.9 million for the three months ended June 30, 1998, representing an increase of $628,000, or 2.8%, over the same period in 1997. Monthly/per diem service fee revenue on a Same Community basis increased $1.6 million, or 8.1%, over the three months ended June 30, 1997. Of this increase, 5.9% was due primarily to increases in average rates (including adjustments to Medicare rates) and 2.2% was due to a higher number of occupied units. Same Community average occupancy rates were 92% for the three months ended June 30, 1998 as compared to 94% for the same period in 1997. The Same Community average occupancy in 1998 includes the dilutive effect of the first quarter opening of a 127-unit expansion at an owned community.

Home health care agency and companion services fees on a Same Community basis decreased by $1.0 million, or 38.4%, over the prior period due to significant reductions in reimbursement rates and the elimination of certain qualifying services as a result of The Balanced Budget Act of 1997, Public Law 105-33 (the "BBA"). In response to the negative effects of the BBA on certain of the Company's home health care agencies, in July 1998, the Company suspended the operation of six of its recently established home health care agencies pending either institution of prospective pay or major revisions to the interim payment system now in effect.

Community Operating Expenses   Community operating expenses increased to $18.3
million for the three months ended June 30, 1998, as compared to $14.1 million for the three months ended June 30, 1997, representing an increase of $4.2 million, or 29.8%. Of the increase in community operating expenses, $3.4 million, or 81.4%, was attributable to expenses from senior living communities, assisted living residences, and home health agencies acquired or leased after June 30, 1997. Approximately 18.6% of the increase was attributable to Same Community operating expenses, which increased by $780,000 over the comparable period of the prior year. Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 7.4% for the three months ended June 30, 1998, as compared to the comparable period in the prior year. Community operating expense as a percentage of resident and health care revenues increased to 65.3% for the three months ended June 30, 1998, from 62.9% for the three months ended June 30, 1997. Same Community operating expense as a percentage of Same Community resident and health care revenues increased to 64.4% for the three months ended June 30, 1998 from 62.7% in the comparable period in the prior year. Same Community operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Community revenues exclusive of home health and companion services revenue decreased to 60.9% for the three months ended June 30, 1998 from 61.3% for the comparable period in 1997, primarily as a result of an increase in the number of occupied units.

Same Community resident income from operations decreased 1.8% to $8.2 million for the three months ended June 30, 1998 as compared to $8.3 million for the comparable period of 1997. Same Community resident income from operations excluding home health and companion services increased 9.3% to $8.3 million for the three months ended June 30, 1998 as compared to $7.6 million for the three months ended June 30, 1997.

General and Administrative   General and administrative expense increased to
$2.3 million for the three months ended June 30, 1998, as compared to $2.2 million for the three months ended June 30, 1997, representing an increase of $134,000, or 6.1%. The increase was primarily related to increases in salaries and benefits. General and administrative expense as a percentage of total revenues decreased to 7.6% for the three months ended June 30, 1998, from 9.5% for the comparable period in the previous year.

Lease Expense   Lease expense increased to $2.0 million for the three months ended June 30, 1998, from $544,000 for the three months ended June 30, 1997. The increase of $1.4 million was attributable to leases entered into after June 30, 1997 for Imperial Plaza, Rossmoor Regency, and Bahia Oaks. Same Community lease expense remained largely unchanged.

Depreciation and Amortization   Depreciation and amortization expense increased
to $2.1 million for the three months ended June 30, 1998, from $1.6 million for the three months ended June 30, 1997, representing an increase of $498,000, or 30.7%. The increase was primarily attributable to senior living communities acquired or leased after June 30, 1997 and the amortization of the convertible debenture issuance costs. Same Community depreciation and amortization expense remained largely unchanged.

Other Income (Expense)   Interest expense increased to $3.7 million, net of
capitalized interest of $405,000, for the three months ended June 30, 1998, from $3.4 million for the three months ended June 30, 1997, representing an increase of $376,000, or 11.2%. The increase in interest expense was primarily attributable to the issuance in September 1997 of $138.0 million of the Company's 5 3/4% Convertible Debentures Due 2002 (the "Convertible Debentures") and additional indebtedness incurred in connection with acquisitions, partially offset by the early extinguishment of $65.1 million of fixed rate indebtedness at December 31, 1997. Interest income increased to $560,000 in the three months ended

June 30, 1998 from $214,000 for the comparable period of the prior year, primarily due to income generated from the investment of the remaining net proceeds of the convertible debt offering and certificates of deposits associated with certain leasing transactions.

Income Tax Expense   The conversion from a non-taxable limited partnership to a taxable corporation in connection with the Company's IPO resulted in a one-time $3.0 million charge related to the recognition of a net deferred income tax liability for the difference between accounting and tax bases of the Company's assets and liabilities. For comparability, pro forma adjustments have been made to exclude the one-time charge and to provide for income taxes as though the Company had been subject to corporate income taxes for the entire three months ended June 30, 1997.

Net Income   As a result of the foregoing factors, the Company reported net income of $1.6 million for the three months ended June 30, 1998 and pro forma net income of $768,000 for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues   Total revenues were $58.4 million for the six months ended June 30,
1998 compared to $44.4 million for the three months ended June 30, 1997, representing an increase of $14.0 million, or 31.5%. Resident and health care revenue increased by $11.0 million and management services and other revenue increased by $3.0 million. Of the increase in resident and health care revenue, $9.3 million, or 84.6%, was attributable to revenues derived from senior living communities, assisted living residences, and home health agencies acquired or leased after June 30, 1997. The remaining $1.7 million, or 15.4%, of such increase was attributable to Same Community growth. Management services and other revenue increased as a percentage of total revenue to 6.7% from 2.2% and includes development fees of $2.9 million and $240,000 for the six months ended June 30, 1998 and 1997, respectively, and management fees, which increased to $1.0 million for the six months ended June 30, 1998 as compared to $725,000 during the prior year period.

Revenues attributable to Same Communities were $45.0 million for the six months ended June 30, 1998, representing an increase of $1.7 million, or 3.9%, over the same period in 1997. Monthly/per diem service fee revenue on a Same Community basis increased $2.8 million, or 7.1%, over the six months ended June 30, 1997. Of this increase, 5.1% was due primarily to increases in average rates (including adjustments to Medicare rates) and 2.0% was due to a higher number of occupied units. Same Community average occupancy rates were 93% for the six months ended June 30, 1998 as compared to 94% for the same period in 1997. The Same Community average occupancy in 1998 includes the dilutive effect of the first quarter opening of a 127-unit expansion at an owned community.

Home health care agency and companion services fees on a Same Community basis decreased by $1.1 million, or 23.4%, over the prior period due to significant reductions in reimbursement rates and the elimination of certain qualifying services as a result of the BBA.

Community Operating Expenses   Community operating expenses increased to $35.3
million for the six months ended June 30, 1998, as compared to $27.5 million for the six months ended June 30, 1997, representing an increase of $7.8 million, or 28.4%. Of the increase in community operating expenses, $6.3 million, or 80.7%, was attributable to expenses from senior living communities, assisted living residences, and home health agencies acquired or leased after June 30, 1997. Approximately 19.3% of the increase was attributable to Same Community operating expenses, which increased by $1.5 million over the comparable period of the prior year. Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 6.1% for the six months ended June 30, 1998, as compared to the comparable period in the prior year. Community operating expense as a percentage of resident and health care revenues increased to 64.9% for the six months ended June 30, 1998, from 63.4% for the six months ended June 30, 1997. Same Community operating expense as a percentage of Same Community resident and health care revenues increased to 64.3% for the six months ended June 30, 1998 from 63.3% in the comparable period in the prior year. Same Community operating expenses exclusive of home health agency and companion services expenses as a percentage of Same Community revenues exclusive of home health and companion services revenue decreased to 61.1% for the six months ended June 30, 1998 from 61.7% for the comparable period in 1997, primarily as a result of a higher number of occupied units.

Same Community resident income from operations increased 1.1% to $16.1 million for the six months ended June 30, 1998 as compared to $15.9 million for the same period of 1997. Same Community resident income from operations excluding home health and companion services increased 8.8% to $16.1 million for the six months ended June 30, 1998 as compared to $14.8 million for the six months ended June 30, 1997.

General and Administrative   General and administrative expense increased to
$4.4 million for the six months ended June 30, 1998, as compared to $4.1 million for the six months ended June 30, 1997, representing an increase of $301,000, or 7.4%. The increase was primarily related to increases in salaries and benefits. General and administrative expense as a percentage of total revenues decreased to 7.5% for the six months ended June 30, 1998, from 9.2% for the comparable period in the previous year.

Lease Expense   Lease expense increased to $3.6 million for the six months ended
June 30, 1998, from $1.1 million for the six months ended June 30, 1997. The increase of $2.6 million was attributable to leases entered into after June 30, 1997 for Imperial Plaza, Rossmoor Regency, and Bahia Oaks. Same Community lease expense remained largely unchanged.

Depreciation and Amortization   Depreciation and amortization expense increased
to $4.1 million for the six months ended June 30, 1998, from $3.2 million for the six months ended June 30, 1997, representing an increase of $887,000, or 27.7%. The increase was primarily attributable to senior living communities acquired or leased after June 30, 1997 and the amortization of the convertible debenture issuance costs. Same Community depreciation and amortization expense remained largely unchanged.

Other Income (Expense)   Interest expense increased to $7.3 million, net of
capitalized interest of $855,000, for the six months ended June 30, 1998, from $6.6 million for the six months ended June 30, 1997, representing an increase of $697,000, or 10.5%. The increase in interest expense was primarily attributable to the issuance in 1997 of $138.0 million of the Company's Convertible Debentures and additional indebtedness incurred in connection with acquisitions, partially offset by the early extinguishment of $65.1 million of fixed rate indebtedness at December 31, 1997. Interest income increased to $1.2 million in the six months ended June 30, 1998 from $364,000 for the comparable period of the prior year, primarily due to income generated from the investment of the remaining net proceeds of the convertible debt offering and certificates of deposits associated with certain leasing transactions.

Income Tax Expense   For comparability, pro forma adjustments have been made to exclude the $3.0 million one-time tax charge related to the conversion from a limited partnership to a taxable corporation and to provide for income taxes as though the Company had been subject to corporate income taxes for the entire six months ended June 30, 1997.

Net Income   As a result of the foregoing factors, the Company reported net income of $3.1 million for the six months ended June 30, 1998 and pro forma net income of $1.4 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with the net proceeds from the IPO, its public offering of Convertible Debentures in September 1997, private placements of equity interests, long-term mortgage borrowings, and cash flows from operations. At June 30, 1998, the Company had $254.8 million of indebtedness outstanding, including $138.0 million of Convertible Debentures and $92.0 million of indebtedness to a capital corporation, with fixed maturities ranging from October 2000 to April 2028. As of June 30, 1998, approximately 89.6% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness carried an average rate of 6.9% as of June 30, 1998. As of June 30, 1998, the Company had working capital of $27.8 million.

Net cash provided by operating activities was $6.4 million for the six months ended June 30, 1998, as compared to $4.7 million provided by operating activities for the six months ended June 30, 1997. The Company's unrestricted cash balance was $24.0 million as of June 30, 1998.

Net cash used by investing activities was $44.6 million for the six months ended June 30, 1998, as compared with $3.4 million provided by investing activities for the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company made additions to land, buildings and equipment of $28.2 million, including construction activity, sold $12.1 million of land and capitalized development costs to third parties, increased notes receivable by $5.3 million, and purchased $20.6 million of assets limited as to use in connection with certain lease transactions.

Net cash provided by financing activities was $17.5 million for the three months ended June 30, 1998, as compared with $10.6 million provided by financing activities for the three months ended June 30, 1997. The Company had borrowings of $17.6 million of long-term debt during the six months ended June 30, 1998.

The Company maintains a $50.0 million revolving credit facility that is available for acquisitions, a $5.0 million secured line of credit with a bank that is available for land acquisitions, and a $4.0 million secured line of credit with a bank that is available for working capital and to secure various debt instruments, of which approximately $2.2 million had been used at June 30, 1998 to obtain letters of credit. During the three months ended June 30, 1998, the Company borrowed $15.0 million under the $50.0 million revolving credit facility. No borrowings are outstanding under the $5.0 million line of credit.

The $50.0 million revolving credit facility contains financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, and capital expenditure reserve levels. All of the Company's owned communities are subject to mortgages. Seven of the Company's seventeen owned communities serve as blanket collateral for the indebtedness payable to the capital corporation described above. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. Additionally, substantially all of such indebtedness is cross-defaulted. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations.

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

In early July 1998, the Company entered into a $36.0 million fixed rate first mortgage secured by one of its senior living communities. The mortgage bears interest at a rate of 6.87% and matures in July 2008.

In May 1998, the Company entered into an agreement to operate the Rossmoor Regency, a senior living community located in Laguna Hills, California, with capacity for approximately 210 residents. The transaction was structured as a five-year operating lease (with five one-year renewal options) to the Company from an unaffiliated special purpose entity that purchased the community as part of the transaction. The Company is obligated to make annual rental payments of approximately $2.0 million and has made a refundable security deposit of approximately $4.6 million. In connection with the transaction, the Company made a subordinated loan to the owner of the community in the amount of $440,000 and will receive interest income on such loan at 2.0% over LIBOR. The lease is structured such that the payments are level throughout the term of the lease, and the Company is entitled to depreciation deductions for tax purposes. The Company also acquired an option to purchase the community at the expiration of the lease term. In addition, the Company paid $1.2 million in cash to acquire the rights to receive a portion of the entry-fee turnover cash flow from an unrelated CCRC. At the time of closing, the community was approximately 93% occupied.

In June 1998, the Company entered into an agreement to operate Bahia Oaks Lodge, an assisted living residence located in Sarasota, Florida, with capacity for approximately 100 residents. The transaction was structured as a five-year operating lease (with five one-year renewal options) to the Company from an unaffiliated special purpose entity that purchased the community as part of the transaction. The Company is obligated to make annual rental payments of approximately $700,000 and has made a refundable security deposit of approximately $5.4 million. The lease is structured such that the payments are level throughout the term of the lease, and the Company is entitled to depreciation deductions for tax purposes. The Company also acquired an option to purchase the community at the expiration of the lease term. At the time of closing, the community was approximately 95% occupied.

During the six month period ending June 30, 1998, the Company entered into various commitments related to the development of eight assisted living residences (the "Developments"). The Company entered into loan agreements for an aggregate amount of $43.5 million with the owners of four of the Developments to provide funding for their construction. Typically, these loans will bear interest at 200 basis points over 30 day LIBOR and require amortization over a 25 year term. As of June 30, 1998, $4.4 million was advanced under the loan agreements.

The owners of the Developments ("the Lessors") have entered into construction agreements and operating leases with various third parties (the "Lessees") for construction and operation of the Developments. In six of these transactions, the Lessee is an affiliate of a director of the Company. The operating leases have initial terms of five years and include renewal and purchase options. The Lessees have entered into construction management and guaranty agreements with the Company whereby the Company will manage the construction of the Developments for a fee equal to approximately 3.75% of total development costs. The Company has pledged certificates of deposit in the amount of $9.7 million as collateral for its agreement to fund operating deficits of the Lessees in excess of certain agreed-upon limits. These deposits are reflected on the Company's balance sheet as "non-current assets limited as to use." The Company has also entered into agreements with the Lessees to manage the Developments for a fee based on a percentage of revenues and to acquire the leasehold interests of the Lessees. The Company owns the land upon which four of the Developments are located and has leased the land to the owners for a term of 50 years.

On July 14, 1998, the Company acquired FGI and certain entities affiliated with FGI and with its Chairman. The acquisition resulted in the ownership of three lifecare CCRCs and management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The aggregate resident capacity for the owned and managed communities included in this transaction is approximately 3,700. The development project will add capacity for approximately 400 residents. The consideration paid was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million to assume two of the management contracts. In connection with the execution of management agreements for three of the communities to be managed pursuant to the FGI transaction, the Company assumed FGI's guaranties of an aggregate of $73.5 million of mortgage debt relating to such communities. The transaction was accounted for as a purchase. At the time of closing of the FGI transaction, the communities acquired and managed had a stabilized occupancy rate of 94%.

On August 4, 1998, the Company completed a public offering of 4,500,000 shares of common stock, of which 4,297,500 were sold by the Company and 202,500 shares were sold by certain selling shareholders. The Company and certain selling shareholders have granted the underwriters a thirty-day over-allotment option to purchase an additional 592,900 and 82,100 shares, respectively, of common stock. Net proceeds to the Company are estimated to be $64.9 million ($73.9 million if the over-allotment option is exercised in full).

The aggregate estimated cost to complete and lease-up the 36 senior living communities currently under development is approximately $440.0 million to $465.0 million. In addition, the Company plans to expand seven of its owned communities, which are expected to cost approximately $55.0 million to complete and lease-up.

The Company expects that its current cash, together with cash flow from operations, the proceeds of the offering completed in July 1998, and credit available under the $50.0 million revolving credit facility, the REIT Facilities, and other existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company is currently assessing the impact of Year 2000 issues on the Company's business, results of operations, and financial condition. The Company anticipates substantially completing the testing of its information systems during the first quarter of 1999. The majority of the Company's critical information systems were purchased from outside vendors who have upgraded their applications to be Year 2000 compliant. One of the Company's billing systems was internally developed and is currently not capable of processing Year 2000 transactions. Although the Company has not completed its assessment, the Company does not currently believe that the costs to make such billing system Year 2000 compliant will be material. The Company is also evaluating other Year 2000 implications associated with its community operations, such as elevators, security systems, HVAC systems, and utilities, which will include contacting the providers of such systems and services to determine the status of their Year 2000 compliance and is developing contingency plans for those systems and services that are not Year 2000 compliant. The Company anticipates substantially completing the testing of such systems and services during the first quarter of 1999. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Registration Statements on Form S-1 (No. 333-23197 and No. 333-34339) and the Company's prospectus supplement dated July 30, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Company held its annual meeting of shareholders on May 5, 1998 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect four Class I directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

                Nominee                       For           Against/Withheld
                -------                       ---           ----------------
              Jack O. Bovender, Jr.         9,474,637            1,265
              Christopher J. Coates         9,474,637            1,265
              Daniel K. O'Connell           9,474,637            1,265
              Lawrence J. Stuesser          9,474,637            1,265

              In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

                  Name                                Term Expires
                  ----                                ------------
                  Frank M. Bumstead                       1999
                  Clarence Edmonds                        1999
                  Nadine C. Smith                         1999
                  W.E. Sheriff                            2000
                  H. Lee Barfield II                      2000
                  John A. Morris, Jr., M.D.               2000
                  Robin G. Costa                          2000

ITEM 5.       OTHER INFORMATION

              Any proposal intended to be presented for action at the 1999 annual meeting of shareholders by any shareholder of the Company must be received by the Secretary of the Company not later than December 1, 1999 in order for such proposal to be considered timely under the advance notice provisions of the Company's bylaws and to be eligible for inclusion in the Company's proxy statement and form of proxy relating to its 1999 annual meeting of shareholders. Nothing in this paragraph shall be deemed to require the Company to include any shareholder proposal that does not meet all of the requirements for such inclusion established by the Securities and Exchange Commission or the Company's bylaws.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits
              Exhibit 27 --- Financial Data Schedule for SEC use only.

         b.   Reports on Form 8-K
              The Company filed a Current Report on Form 8-K, dated May 29, 1998, to report pursuant to Item 5 that the Company had entered into definitive agreements to acquire 100% of the ownership interests in FGI and certain entities affiliated with FGI and with its chairman, and to enter into certain related transactions. The Current Report contained audited financial statements for the entities acquired pursuant to the FGI Transaction and pro forma financial statements for the Company giving effect to the FGI transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           American Retirement Corporation


Date:    August 14, 1998                   By:    /s/ George T. Hicks
                                                  ---------------------------
                                                  George T. Hicks
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  (principal financial and
                                                   accounting officer)