Form 10-Q
period 1998-09-30
AMERICAN RETIREMENT CORP
filed 1998-11-05
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _________ to _________


                        Commission file number 01-13031


                         AMERICAN RETIREMENT CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


  Tennessee                                                 62-1674303
  ---------                                              ------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

111 Westwood Place, Suite 402, Brentwood, TN                        37027
--------------------------------------------                      ----------
(Address of principal executive offices)                          (Zip Code)


                                 (615) 221-2250
                                 ---------------
              (Registrant's telephone number, including area code)

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

As of November 3, 1998 there were 17,107,453 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                 Page
Item 1.           Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997 .........................................3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  September 30, 1998 and September 30, 1997 ........................................4

                  Condensed Consolidated Statements of
                  Operations for the Nine Months Ended
                  September 30, 1998 and September 30, 1997 ........................................5

                  Condensed Consolidated Statements of Partners'/
                  Shareholders' Equity for the Nine Months Ended
                  September 30, 1998 and September 30, 1997 ........................................6

                  Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September 30,
                  1998 and September 30, 1997 ......................................................7

                  Notes to Condensed Consolidated Financial Statements .............................9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................12

Item 3.           Quantitative and Qualitative Disclosure About Market Risk .......................24

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds .......................................24

Item 6.           Exhibits and Reports on Form 8-K.................................................25

Signatures        .................................................................................26

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                     September 30, 1998        December 31, 1997
                                                                      ------------------        -----------------
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                              $  52,231                 $  44,583
    Assets limited as to use                                                   3,503                     2,654
    Accounts receivable, net                                                   8,860                     6,178
    Inventory                                                                    866                       483
    Prepaid expenses                                                           2,362                     1,052
    Deferred income taxes                                                      3,542                     4,332
    Other current assets                                                       8,942                     1,003
                                                                           ---------                 ---------
        Total current assets                                                  80,306                    60,285

    Assets limited as to use, excluding amounts classified as current         50,571                     7,332
    Land, buildings and equipment, net                                       384,937                   229,898
    Notes receivable                                                          15,517                        --
    Marketable securities                                                         --                        52
    Costs in excess of net assets acquired, net                               36,377                        --
    Other assets                                                              30,672                    19,587
                                                                           ---------                 ---------
        Total assets                                                       $ 598,380                 $ 317,154
                                                                           =========                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current portion of long-term debt                                    $   1,326                 $     316
      Accounts payable                                                         5,849                     2,429
      Accrued expenses                                                        15,398                     9,796
      Other current liabilities                                                6,087                        --
                                                                           ---------                 ---------
        Total current liabilities                                             28,660                    12,541

    Tenant deposits                                                            6,566                     5,290
    Long-term debt, excluding current portion                                161,989                    99,038
    Convertible subordinated debentures                                      138,000                   138,000
    Refundable portion of life estate purchase price                          49,715                        --
    Deferred life estate income                                               44,774                        --
    Deferred gain on sale-leaseback transactions                               3,733                     4,073
    Deferred income taxes                                                     20,634                     3,689
    Other long-term liabilities                                                  434                       605
                                                                           ---------                 ---------
        Total liabilities                                                    454,505                   263,236

    Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized, no
        shares issued or outstanding                                              --                        --
      Common stock, $.01 par value; 50,000,000 shares authorized,
        17,106,786 and 11,420,860 shares issued and outstanding,
        respectively                                                             171                       114
      Additional paid-in capital                                             144,996                    60,203
      Accumulated deficit                                                       (928)                   (6,399)
      Net unrealized losses on investment securities                            (364)                       --
                                                                           ---------                 ---------
        Total shareholders' equity                                           143,875                    53,918
                                                                           ---------                 ---------
        Total liabilities and shareholders' equity                         $ 598,380                 $ 317,154
                                                                           =========                 =========


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                         Three Months Ended
                                              --------------------------------------------
                                              September 30, 1998       September 30, 1997
                                              -------------------  -----------------------
Revenues:
    Resident and health care revenue          $ 37,816                       $ 23,146
    Management services and other revenue        3,748                            497
                                              --------                       --------
      Total revenues                            41,564                         23,643

Expenses:
    Community operating expenses                24,431                         14,708
    Lease expense, net                           2,561                            653
    General and administrative                   3,497                          1,971
    Depreciation and amortization                3,479                          1,685
                                              --------                       --------
      Total operating expenses                  33,968                         19,017
                                              --------                       --------
      Income from operations                     7,596                          4,626

Other income (expense):
    Interest expense                            (5,087)                        (3,391)
    Interest income                              1,307                            421
    Other                                          (25)                             4
                                              --------                       --------
      Other income (expense), net               (3,805)                        (2,966)
                                              --------                       --------
      Income before income taxes                 3,791                          1,660

Income tax expense                               1,459                            623
                                              --------                       --------
      Net income                              $  2,332                       $  1,037
                                              ========                       ========
Basic earnings per share                      $   0.15                       $   0.09
                                              ========                       ========
Diluted earnings per share                    $   0.15                       $   0.09
                                              ========                       ========

Weighted average shares used:
    Basic earnings per share                    15,603                         11,406
    Common stock equivalents                        92                            178
                                              ========                       ========
    Diluted earnings per share                  15,695                         11,584
                                              ========                       ========


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                           Nine months ended
                                                                               -------------------------------------------
                                                                                September 30, 1998    September 30, 1997
                                                                               -------------------------------------------
Revenues:
    Resident and health care revenue                                                  $ 92,281                $ 66,570
    Management services and other revenue                                                7,673                   1,462
                                                                               ---------------------------------------
      Total revenues                                                                    99,954                  68,032

Expenses:
    Community operating expenses                                                        59,771                  42,227
    Lease expense, net                                                                   6,208                   1,725
    General and administrative                                                           7,868                   6,041
    Depreciation and amortization                                                        7,572                   4,891
                                                                               ---------------------------------------
      Total operating expenses                                                          81,419                  54,884
                                                                               ---------------------------------------

      Income from operations                                                            18,535                  13,148

Other income (expense):
    Interest expense                                                                   (12,395)                (10,002)
    Interest income                                                                      2,494                     785
    Other                                                                                   62                     (56)
                                                                               ---------------------------------------
      Other income (expense), net                                                       (9,839)                 (9,273)
                                                                               ---------------------------------------
      Income before income taxes                                                         8,696                   3,875

Income tax expense                                                                       3,225                   3,701
                                                                               ---------------------------------------
      Net income                                                                      $  5,471                $    174
                                                                               =======================================

Basic earnings per share                                                              $   0.42
                                                                               ===============
Diluted earnings per share                                                            $   0.42
                                                                               ===============

Pro forma earnings data:
    Income before income taxes, as reported                                                                   $  3,875
    Pro forma income tax expense                                                                                 1,472
                                                                                                              --------
    Pro forma net income                                                                                      $  2,403
                                                                                                              ========

Pro forma basic earnings per share                                                                            $   0.23
                                                                                                              ========
Pro forma diluted earnings per share                                                                          $   0.23
                                                                                                              ========

Weighted average shares used:
    Basic earnings per share                                                            12,893                  10,298
    Common stock equivalents                                                               171                     161
                                                                               ---------------------------------------
    Diluted earnings per share                                                          13,064                  10,459
                                                                               =======================================


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS'/SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands, except share data)

                                       General and
                                         Limited      Common Stock         Additional
                                       Partners'    --------------------    Paid-in     Accumulated
                                       Interests    Shares        Amount    Capital       Deficit
                                      -------------------------------------------------------------
Balance as of December 31, 1996        $  37,882
Net income                                 1,599                                         $ (1,425)
Distribution to partners                  (2,500)
Reorganization note                      (21,875)
Stock issued for:
   Transfer of partnership equity        (15,106)   7,812,500       $ 78    $ 15,028

   Initial public offering                          3,593,750         36      45,185
                                      -------------------------------------------------------------
Balance as of September 30, 1997              --   11,406,250       $114    $ 60,213     $ (1,425)
                                      -------------------------------------------------------------
Balance as of December 31, 1997                    11,420,860       $114    $ 60,203     $ (6,399)
Comprehensive income:
   Net income                                                                               5,471
   Net unrealized losses on
      investment securities
      Comprehensive income
Stock issued for:
   Public offering                                  4,297,500         43      64,757
   Acquisition of FGI                               1,370,000         14      19,765
   Employee stock options exercised                     9,335                    131
   Employee stock purchase plan                         9,091                    140
                                      -------------------------------------------------------------
Balance as of September 30, 1998             ---   17,106,786       $171    $144,996       $ (928)
                                      -------------------------------------------------------------


                                        Net Unrealized
                                          Losses on
                                          Investment               Comprehensive
                                          Securities            Income        Total
                                        ----------------------------------------------
Balance as of December 31, 1996                                              $  37,882
Net income                                                                         174
Distribution to partners                                                        (2,500)
Reorganization note                                                            (21,875)
Stock issued for:
   Transfer of partnership equity                                                    0

   Initial public offering                                                      45,221
                                        ----------------------------------------------
Balance as of September 30, 1997               --                   --       $  58,902
                                        ----------------------------------------------
Balance as of December 31, 1997                                              $  53,918
Comprehensive income:
   Net income                                                   $5,471           5,471
   Net unrealized losses on
      investment securities                 $ (364)               (364)           (364)
                                                                ------
      Comprehensive income                                      $5,107
                                                                ------
Stock issued for:
   Public offering                                                              64,800
   Acquisition of FGI                                                           19,779
   Employee stock options exercised                                                131
   Employee stock purchase plan                                                    140
                                        ----------------------------------------------
Balance as of September 30, 1998           $  (364)                           $143,875
                                        ----------------------------------------------

See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                          Nine months ended
                                                                           ---------------------------------------------
                                                                              September 30, 1998      September 30, 1997
                                                                           ---------------------------------------------
Cash flows from operating activities:
    Net income                                                                     $   5,471            $     174
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                                   7,572                4,891
       Amortization of deferred entrance fee revenue                                  (1,261)                  --
       Deferred income taxes                                                           3,077                3,562
       Gain on sale of marketable securities                                             (80)                  --
       Amortization of deferred gain on sale-leaseback transactions                     (340)                (228)
       Losses from unconsolidated joint ventures                                         184                   --
    Increase (decrease), net of acquisitions, in cash due to changes in:
       Accounts receivable                                                            (1,345)              (1,909)
       Inventory                                                                        (135)                  (1)
       Prepaid expenses                                                               (1,082)                (568)
       Other assets                                                                   (1,332)                (359)
       Accounts payable                                                                2,212                  178
       Accrued expenses                                                               (2,640)               1,760
       Tenant deposits                                                                   359                  611
       Other liabilities                                                                (171)                 (47)
                                                                           --------------------------------------
Net cash provided by operating activities                                             10,489                8,064

Cash flows from investing activities:
    Net additions to land, buildings and equipment                                   (20,100)             (16,370)
    Expenditures for acquisitions, net of cash received                              (29,166)             (11,524)
    Advances for development projects                                                 (6,705)                  --
    Investments in joint ventures                                                     (1,213)              (1,030)
    Purchases of assets limited as to use                                            (36,630)              (4,329)
    Proceeds from the sale of marketable securities                                      132                   --
    Increase in notes receivable                                                     (15,517)                  --
    Proceeds from the sale of assets                                                      --               28,789
    Other investing activities                                                        (1,678)                  --
                                                                           --------------------------------------
Net cash used by investing activities                                               (110,877)              (4,464)


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                          Nine months ended
                                                                           ------------------------------------------------
                                                                              September 30, 1998      September 30, 1997
                                                                           ------------------------------------------------
Cash flows from financing activities:
    Proceeds from public offerings, net of expenses                                   64,800               45,221
    Proceeds from convertible debenture offering, net of expenses                         --              116,600
    Repayment of reorganization note                                                      --              (21,875)
    Payment of redeemable preferred interests                                             --               (5,195)
    Distributions to partners                                                             --               (4,132)
    Expenditures for financing costs                                                     (75)                 (32)
    Proceeds from exercise of stock options                                              131                   --
    Proceeds from issuance of stock through employee stock
      purchase plan                                                                      140                   --
    Proceeds from the issuance of long-term debt                                      53,673               22,441
    Proceeds from life estate sales                                                    2,298                   --
    Principal payments on indebtedness                                               (12,931)             (26,570)
                                                                                   ---------            ---------
Net cash provided by financing activities                                            108,036              126,458

    Net increase in cash and cash equivalents                                          7,648              130,058
                                                                                   ---------            ---------
Cash and cash equivalents at beginning of period                                      44,583                3,222
                                                                                   ---------            ---------
Cash and cash equivalents at end of period                                         $  52,231            $ 133,280
                                                                                   =========            =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $  10,981            $   9,668
                                                                                   =========            =========
    Income taxes paid                                                              $     249                   --
                                                                                   =========            =========

Supplemental disclosure of non-cash transactions:
During 1998, the Company acquired Freedom Group, Inc. In conjunction with the transaction, net assets and liabilities were assumed as follows:

                                                     Current assets                $   7,378                   --
                                                     Other assets                    152,204                   --
                                                     Current liabilities              15,471                   --
                                                     Debt                             22,368                   --
                                                     Other liabilities                74,793                   --


See accompanying notes to financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1997 amounts have been reclassified to conform with the 1998 presentation. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the combined and consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

The pro forma adjustment reflected on the statement of operations for the nine months ended September 30, 1997 provides for income taxes assuming the Partnership was subject to taxes. Pro forma earnings per share for the nine months ended September 30, 1997 is based on the number of shares that would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the Reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note.

2.  EARNINGS PER SHARE

Basic earnings per share for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share also includes dilutive common stock equivalents, which consist of stock options.

3.   ACQUISITIONS

On July 14, 1998, the Company acquired privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and with its Chairman. The acquisition resulted in the ownership of three lifecare continuing care retirement communities ("CCRCs") and the management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The aggregate resident capacity for the owned and managed communities included in this transaction is approximately 3,700. The development project will add capacity for approximately 400 residents. The consideration paid was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million to enter into two of the management contracts. The transaction was accounted for as a purchase and includes the operations of the acquired entities effective July 1, 1998. The transaction resulted in costs in excess of net assets acquired of approximately $33.9 million which is being amortized on a straight-line basis over forty years.

The following unaudited condensed consolidated pro forma results of continuing operations assumes the above referenced acquisition had been consummated as of the beginning of the periods presented. The 1997 data also includes the pro forma tax adjustment and pro forma shares outstanding as described in Note 1.


                                                           Nine Months Ended September 30,
                                                             1998                  1997
                                                      ------------------------------------------
         Total revenues                                          $117,398                $92,736
         Net income                                                 5,444                  2,481
         Diluted earnings per share                                  0.39                   0.21
         Weighted average number of
           diluted shares outstanding                              13,972                 11,829

4.  COMMITMENTS

During the nine month period ending September 30, 1998, the Company entered into various commitments related to the development of 19 assisted living residences (the "Developments"). The Company entered into loan agreements for an aggregate amount of $100.2 million with the owners of 10 of the Developments to provide funding for their construction. Typically, these loans bear interest at 200 basis points over 30 day LIBOR and require amortization over a 25 year term. As of September 30, 1998, $5.4 million was advanced under the loan agreements.

The owners of the Developments ("the Lessors") have entered into construction agreements and operating leases with various third parties (the "Lessees") for the construction and operation of the Developments. In eight of these transactions, the

Lessee is an affiliate of a director of the Company. The operating leases have initial terms of five years and include renewal and purchase options. The Lessees have entered into construction management and guaranty agreements with the Company whereby the Company will manage the construction of the Developments for a fee equal to approximately 3.75% of total development costs. The Company has pledged certificates of deposit in the amount of $22.2 million as collateral for its agreement to fund operating deficits of the Lessees in excess of certain agreed-upon limits. These deposits are reflected on the Company's consolidated balance sheet as "non-current assets limited as to use." The Company has also entered into agreements with the Lessees to manage the Developments for a fee based on a percentage of revenues and to acquire the leasehold interests of the Lessees. The Company owns the land upon which four of the Developments are located and has leased the land to the owners for a term of 50 years.

In connection with the execution of management contracts pursuant to the FGI transaction, the Company assumed debt guaranties on mortgage debt of three managed communities. At September 30, 1998, $46.3 million was outstanding under the related debt agreements.

5.       LIFECARE AND MASTER TRUST ACCOUNTING

Refundable Portion of Life Estate Purchase Price and Deferred Life Estate
Income: The refundable portion of life estate purchase price represents the amount that is due and refundable to the resident or the resident's estate upon contract termination. The portion of the purchase price that is not refundable is recorded as deferred life estate income at the time of purchase and amortized into income over the resident's estimated life expectancy, estimated annually based upon actuarial projections. Lifecare income related to residency agreements that are fully refundable and contingent upon resale is recognized using the average life of the related buildings and improvements.

Master Trust Agreements: Under certain of the Company's residency and care agreements, each resident entered into a master trust agreement whereby amounts were paid by the resident into a trust account ("Trust"). These funds were then available to the communities in the form of a non-interest bearing loan. The loans provided permanent financing and are collateralized by the property, plant, and equipment of the related communities.

Upon termination of the resident's occupancy, the resident or the resident's estate receives payment of the remaining loan balance from the Trust and agrees to pay a lifecare fee based on a formula in the residency and care agreement, not to exceed a specified percentage of the resident's original deposit to the Trust. This lifecare fee is recognized ratably over the estimated life expectancy of the resident. The amortization of the lifecare fees is included in resident and health care revenue in the statement of operations and deferred lifecare fee receivable (included in other noncurrent assets) on the balance sheet. The Company reports the obligation under the master trust agreements as refundable portion of life estate purchase price and deferred life estate income based on the applicable residency agreements.

Obligation to Provide Future Services: Under the terms of certain lifecare and life estate sales contracts the Company is obligated to provide future services to its residents. The Company is required to calculate the present value of the net cost of future services and use of facilities annually and compare that amount with the present value of future cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability must be recorded with a corresponding charge to income. As of September 30, 1998, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

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

SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted. Restatement of previously issued financial statements is not permitted. Entities that previously capitalized start-up costs, such as the types of costs described above, or organization costs, are required to write-off the unamortized portion of such capitalized costs as the cumulative effect of a change in accounting principle upon adoption of SOP 98-5. Subsequent to adoption of the SOP, these types of costs must be expensed as incurred. The Company will adopt SOP 98-5 effective January 1, 1999. At September 30, 1998, the unamortized portion of capitalized start-up costs totaled approximately $690,000.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. The Company currently operates 39 senior living communities in 15 states with an aggregate capacity for approximately 11,800 residents. The Company currently owns 19 communities, leases seven communities pursuant to long-term leases, and manages 13 communities pursuant to management agreements. The Company is currently constructing or developing 33 senior living communities with an estimated aggregate capacity for 3,700 residents and expanding seven of its communities which will add capacity for approximately 600 residents. Additionally, the Company currently operates four home health agencies based in or near its communities, and manages two home health agencies for third parties.

The Company reported net income of $2.3 million, or $0.15 diluted earnings per share, on revenues of $41.6 million for the quarter ended September 30, 1998, as compared with net income of $1.0 million, or $0.09 diluted earnings per share, on revenues of $23.6 million for the comparable prior year period.

The Company's growth strategy includes: (i) selective acquisitions of senior living communities, including continuing care retirement communities ("CCRCs") and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective development and acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, which include all resident and home health care agency fees, and (ii) management services and other revenue, which include fees, net of reimbursements, for the development, marketing and management of retirement communities and home health care agencies. The Company's resident and health care revenues are comprised of (i) monthly service fees from independent and assisted living residents representing 70.0% and 71.7% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 72.3% and 72.9% of total revenues for the nine months ended September 30, 1998 and 1997, respectively; (ii) per diem charges from residents receiving nursing care representing 13.1% and 14.2% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 12.6% and 14.1% of total revenues for the nine months ended September 30, 1998 and 1997, respectively; (iii) the amortization of entrance fees over each resident's actuarially determined life expectancy representing 4.1% and 1.7% of total revenues for the three months and nine months ended September 30, 1998, respectively (the Company did not own entrance fee communities prior to July 1, 1998); and (iv) per visit billings from home health care patients and companion services clients representing 3.8% and 12.0% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 5.7% and 10.9% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Management services and other revenue represented 9.0% and 2.1% of total revenues for the three months ended September 30, 1998 and 1997, respectively, and 7.7% and 2.1% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Approximately

95.2% and 87.1% of the Company's total revenues for the three months ended September 30, 1998 and 1997, respectively, and 93.7% and 88.5% of the Company's total revenues for the nine months ended September 30, 1998 and 1997, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities, including the expenses of its home health care agencies; (ii) general and administrative expense, which includes all corporate office overhead; (iii) lease expense; and (iv) depreciation and amortization expense.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:


                                                 SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                 ------------------             ------------------
END OF PERIOD CAPACITY                         STABLE(1)         TOTAL        STABLE(1)        TOTAL
                                               ---------         -----        ---------        -----
Owned                                            4,727           5,042          2,914          3,068
Leased                                           2,073           2,173            483            573
Managed                                          3,797           4,493          2,159          2,159
                                                ------          ------         ------         ------
Total                                           10,597          11,708          5,556          5,800
                                                ======          ======         ======         ======

END OF PERIOD OCCUPANCY
Owned                                               94%             91%            96%            92%
Leased                                              92%             89%            92%            83%
Managed                                             93%             84%            96%            96%
                                                ------          ------         ------         ------
Total                                               93%             88%            95%            92%

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

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)


                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                      September 30,
                                                            ------------------                ------------------
                                                        1998       1997       % +/-       1998       1997       % +/-
                                                        ----       ----       -----       ----       ----       -----
Monthly/per diem service fees                           $21,792    $20,298       7.4%     $62,744    $58,649       7.0%
Home health and companion services revenue                1,313      2,842     -53.8%       4,809      7,405     -35.1%
                                                        -------    -------                -------    -------
     Resident and health care revenue                    23,106     23,140      -0.2%      67,553     66,053       2.3%
Community operating expense                              14,670     14,581       0.6%      43,098     41,517       3.8%
                                                        -------    -------                -------    -------
     Resident income from operations                      8,435      8,560      -1.5%      24,455     24,537      -0.3%
     Resident income from operations margin(1)             36.5%      37.0%                  36.2%      37.1%

Lease expense                                               781        719       8.6%       1,774      1,658       7.0%
Depreciation and amortization                             1,758      1,561      12.6%       4,872      4,531       7.5%
                                                        -------    -------                -------    -------
     Income from operations                               5,897      6,280      -6.1%      17,809     18,348      -2.9%

Other data:
     Resident Capacity                                    3,777      3,577                  3,597      3,397
     Number of communities                                   14         14                     12         12
     Average occupancy rate(2)                               90%        92%                    92%        95%

     Average monthly revenue per occupied unit(3)        $2,412     $2,327       3.7%      $2,422     $2,309       4.9%
     Average monthly expense per occupied unit(4)        $1,496     $1,447       3.4%      $1,481     $1,419       4.3%


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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues Total revenues were $41.6 million for the three months ended September 30, 1998 compared to $23.6 million for the three months ended September 30, 1997, representing an increase of $17.9 million, or 75.8%. Resident and health care revenue increased by $14.7 million and management services and other revenue increased by $3.2 million. The increase in resident and health care revenue was attributable to revenues derived from senior living communities acquired or leased after September 30, 1997, including $8.1 million from acquired FGI communities. Management services and other revenue increased as a percentage of total revenue to 9.0% from 2.1% and includes development fees of $2.5 million for the three months ended September 30, 1998 and management fees which increased to $1.2 million from $467,000 for the three months ended September 30, 1998 as compared to the prior year period. The increase in development fees is a result of the significant increase in development services being provided to third parties. The increase in management fees is related to new management agreements entered into in the FGI transaction.

Revenues attributable to Same Communities were $23.1 million for the three months ended September 30, 1998. Monthly/per diem service fee revenue on a Same Community basis increased $1.5 million, or 7.4%, over the three months ended September 30, 1997. Of this increase, 3.7% was due primarily to increases in average rates and 3.7% was due to a higher number of occupied units. Same Community average occupancy rates were 90% for the three months ended September 30, 1998 as compared to 92% for 1997. The Same Community average occupancy in 1998 includes the dilutive effect of the third quarter opening of an expansion at a leased community.

In response to the negative effects of The Balanced Budget Act of 1997, Public Law 105-33BBA, on certain of the Company's home health care agencies, during the three months ended September 30, 1998, the Company suspended the operation of seven of its recently established home health care agencies pending either institution of prospective pay or major revisions to the interim payment system now in effect. As a result of this, home health and companion services fees on a Same Community basis decreased by $1.5 million, or 53.8%, over the prior period.

Community Operating Expenses Community operating expenses increased to $24.4 million for the three months ended September 30, 1998, as compared to $14.7 million for the three months ended September 30, 1997, representing an increase of $9.7 million, or 66.1%. The increase in community operating expenses was primarily attributable to expenses from senior living communities acquired or leased after September 30, 1997, including $5.6 million from acquired FGI communities. Community operating expenses as a percentage of resident and health care revenues increased to 64.6% for the three months ended September 30, 1998, from 63.5% for the three months ended September 30, 1997. The increase primarily relates to lower operating margins from recently acquired FGI lifecare CCRCs. The retirement communities are financed interest-free by up-front resident entrance fees; therefore, the monthly service fee revenues are generally lower than comparable rental communities.

Same Community operating expenses increased to $14.7 million for the three months ended September 30, 1998, as compared to $14.6 million for the three months ended September 30, 1997. Same Community operating expenses, exclusive of home health and companion services expenses, increased 7.0% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997 primarily as a result of costs at communities with recent expansion openings. Excluding the two communities with recent expansion openings, Same Community operating expenses increased by 2.8%. Same Community operating expense as a percentage of Same Community resident and health care revenues increased to 63.5% for the three months ended September 30, 1998 from 63.0% in the comparable period in the prior year. Same Community operating expenses exclusive of home health and companion services expenses as a percentage of Same Community revenues exclusive of home health and companion services revenue decreased to 62.0% for the three months ended September 30, 1998 from 62.2% for the comparable period in 1997, primarily as a result of a higher number of occupied units.

Same Community resident income from operations decreased 1.5% to $8.4 million for the three months ended September 30, 1998 as compared to $8.6 million for the comparable period of 1997. Same Community resident income from operations excluding home health and companion services increased 7.9% to $8.3 million for the three months ended September 30, 1998 as compared to $7.7 million for the three months ended September 30, 1997.

General and Administrative General and administrative expense increased to $3.5 million for the three months ended September 30, 1998, as compared to $2.0 million for the three months ended September 30, 1997, representing an increase of $1.5 million, or 77.4%. The increase was primarily related to increases in salaries and benefits including corporate personnel retained as a result of the FGI acquisition and related integration costs. General and administrative expense as a percentage of total revenues increased to 8.4% for the three months ended September 30, 1998 as compared to 8.3% for the three months ended September 30, 1997.

Lease Expense Lease expense increased to $2.6 million for the three months ended September 30, 1998, from $653,000 for the three months ended September 30, 1997. The increase of $1.9 million was attributable to leases entered into after September 30, 1997 for Imperial Plaza, Rossmoor Regency, Bahia Oaks, and Park Regency. Same Community lease expense was increased $62,000 related to the completion of the expansion at a leased community.

 Depreciation and Amortization Depreciation and amortization expense increased to $3.5 million for the three months ended September 30, 1998, from $1.7 million for the three months ended September 30, 1997, representing an increase of $1.8 million, or 106.5%. The increase was primarily attributable to senior living communities acquired or leased after September 30, 1997, amortization of the issuance costs incurred in connection with the Company's 5 3/4% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") and amortization of goodwill resulting from the FGI acquisition. Same Community depreciation and amortization expense increased to $1.8 million for the three months ended September 30, 1998, from $1.6 million for the three months ended September 30, 1997, representing an increase of $196,000, or 12.6%, primarily related to expenditures for the expansion of a community.

Other Income (Expense) Interest expense increased to $5.1 million, net of capitalized interest of $250,000, for the three months ended September 30, 1998, from $3.4 million for the three months ended September 30, 1997, representing an increase of $1.7 million, or 50.0%. The increase in interest expense was primarily attributable to the issuance in 1997 of $138.0 million of Convertible Debentures and additional indebtedness incurred in connection with acquisitions, partially offset by the early extinguishment of $65.1 million of fixed rate indebtedness at December 31, 1997. Interest income increased to $1.3 million in the three months ended September 30, 1998 from $421,000 for the comparable period of the prior year, primarily due to income generated from the investment of the net proceeds of the public offering closed in August 1998 and certificates of deposits associated with certain leasing transactions.

Income Tax Expense The provision for income taxes was $1.5 million for the three months ended September 30, 1998 as compared to $623,000 for the three months ended September 30, 1997. The Company's effective tax rate was 38% for each of the comparative periods.

Net Income As a result of the foregoing factors, the Company reported net income of $2.3 million for the three months ended September 30, 1998 compared to net income of $1.0 million for the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues Total revenues were $100.0 million for the nine months ended September 30, 1998 compared to $68.0 million for the nine months ended September 30, 1997, representing an increase of $31.9 million, or 46.9%. Resident and health care revenue increased by $25.7 million and management services and other revenue increased by $6.2 million. Of the increase in resident and health care revenue, $24.2 million, or 94.2%, was attributable to revenues derived from senior living communities acquired or leased after September 30, 1997, including $8.1 million from acquired FGI communities. The remaining $1.5 million, or 5.8%, of such increase was attributable to Same Community growth. Management services and other revenue increased as a percentage of total revenue to 7.7% from 2.2% and includes development fees which increased to $4.5 million from $270,000 for the nine months ended September 30, 1998 as compared to the prior year and management fees which increased to $2.9 million from $1.2 million for the nine months ended September 30, 1998 as compared to the prior year period. The increase in development fees is a result of the significant increase in development services being provided to third parties. The increase in management fees is primarily related to new management agreements entered into in the FGI transaction.

Revenues attributable to Same Communities were $67.6 million for the nine months ended September 30, 1998, representing an increase of $1.5 million, or 2.3%, over the same period in 1997. Monthly/per diem service fee revenue on a Same Community basis increased $4.1 million, or 7.0% over the nine months ended September 30, 1997. Of this increase, 4.9% was due primarily to increases in average rates and 2.1% was due to a higher number of occupied units. Same Community average occupancy rates were 92% for the nine months ended September 30, 1998 as compared to 95% for 1997. The Same Community average occupancy in 1998 includes the dilutive effect of expansions that opened in the first and third quarters of 1998.

Home health and companion services fees on a Same Community basis decreased by $2.6 million, or 35.1%, over the prior period due to significant reductions in reimbursement rates and the elimination of certain qualifying services which resulted in the suspension of operations at seven of the Company's home health care agencies in the third quarter of 1998.

Community Operating Expenses Community operating expenses increased to $59.8 million for the nine months ended September 30, 1998, as compared to $42.2 million for the nine months ended September 30, 1997, representing an increase of $17.5 million, or 41.6%. Of the increase in community operating expenses, $16.0 million, or 91.0%, was attributable to expenses from senior living communities acquired or leased after September 30, 1997, including $5.6 million related to acquired FGI communities. Approximately 9.0% of the increase was attributable to Same Community operating expenses, which increased by $1.6 million over the comparable period of the prior year.

Community operating expenses as a percentage of resident and health care revenues increased to 64.8% for the nine months ended September 30, 1998, from 63.4% for the nine months ended September 30, 1997. Same Community operating expense as a percentage of Same Community resident and health care revenues increased to 63.8% for the nine months ended September 30, 1998 from 62.9% in the comparable period in the prior year. The increase primarily relates to lower operating margins from recently acquired FGI lifecare CCRCs. The retirement communities are financed interest-free by up-front resident entrance fees; therefore, the monthly service fee revenues are generally lower than comparable rental communities.

Same Community operating expenses, exclusive of home health care agency and companion services expenses, increased 6.4% for the nine months ended September 30, 1998, as compared to the comparable period in the prior year. Same Community operating expenses exclusive of home health and companion services expenses as a percentage of Same Community revenues exclusive of home health and companion services revenue decreased to 61.2% for the nine months ended September 30, 1998 from 61.5% for the comparable period in 1997, primarily as a result of a higher number of occupied units.

Same Community resident income from operations remained was $24.5 million for the nine months ended September 30, 1998 and 1997. Same Community resident income from operations excluding home health and companion services increased 7.9% to $24.4 million for the nine months ended September 30, 1998 as compared to $22.6 million for the nine months ended September 30, 1997.

General and Administrative General and administrative expense increased to $7.9 million for the nine months ended September 30, 1998, as compared to $6.0 million for the nine months ended September 30, 1997, representing an increase of $1.8 million, or 30.2%. The increase was primarily related to increases in salaries and benefits, including corporate personnel retained as a result of the FGI acquisition and related integration costs. General and administrative expense as a percentage of total revenues decreased to 7.9% for the nine months ended September 30, 1998, from 8.9% for the comparable period in the previous year.

Lease Expense Lease expense increased to $6.2 million for the nine months ended September 30, 1998, from $1.7 million for the nine months ended September 30, 1997. The increase of $4.5 million was attributable to leases entered into after September 30, 1997 for Imperial Plaza, Rossmoor Regency, Bahia Oaks, and Park Regency. Same Community lease expense increased to $1.8 million for the nine months ended September 30, 1998, from $1.7 million for the nine months ended September 30, 1997 related to the completion of an expansion at a leased community.

Depreciation and Amortization Depreciation and amortization expense increased to $7.6 million for the nine months ended September 30, 1998, from $4.9 million for the nine months ended September 30, 1997, representing an increase of $2.7 million, or 54.8%. The increase was primarily attributable to senior living communities acquired or leased after September 30, 1997, amortization of the issuance costs in connection with the Convertible Debentures, and amortization of goodwill resulting from the FGI acquisition. Same Community depreciation and amortization expense increased to $4.9 million for the nine months ended September 30, 1998, from $4.5 million for the nine months ended September 30, 1997, representing an increase of $341,000, or 7.5%, primarily related to expenditures for the expansion of a community.

Other Income (Expense) Interest expense increased to $12.4 million, net of capitalized interest of $1.1 million, for the nine months ended September 30, 1998, from $10.0 million for the nine months ended September 30, 1997, representing an increase of $2.4 million, or 23.9%. The increase in interest expense was primarily attributable to the issuance in 1997 of $138.0 million of Convertible Debentures and additional indebtedness incurred in connection with acquisitions, partially offset by the early extinguishment of $65.1 million of fixed rate indebtedness at December 31, 1997.

Interest income increased to $2.5 million in the nine months ended September 30, 1998 from $785,000 for the comparable period of the prior year, primarily due to income generated from the investment of net proceeds of the public offering closed in August 1998 and certificates of deposits associated with certain leasing transactions.

Income Tax Expense The conversion from a non-taxable limited partnership to a taxable corporation in connection with the Company's IPO resulted in a one-time $3.0 million charge related to the recognition of a deferred income tax liability for the difference between accounting and tax bases of the Company's assets and liabilities. For comparability, pro forma adjustments have been made to exclude the $3.0 million one-time tax charge related to the conversion from a limited partnership to a taxable corporation and to provide for income taxes as though the Company had been subject to corporate income taxes for the entire nine months ended September 30, 1997.

Net Income As a result of the foregoing factors, the Company reported net income of $5.5 million for the nine months ended September 30, 1998 and pro forma net income of $174,000 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, and cash flows from operations. At September 30, 1998, the Company had $301.3 million of indebtedness outstanding, including $138.0 million of Convertible Debentures, and $91.9 million of indebtedness to a capital corporation, with fixed maturities ranging from October 2000 to April 2028. As of September 30, 1998, approximately 91.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness also carried an average rate of 6.8% as of September 30, 1998. As of September 30, 1998, the Company had working capital of $51.6 million.

Net cash provided by operating activities was $10.5 million for the nine months ended September 30, 1998 as compared to $8.1 million provided by operating activities for the nine months ended September 30, 1997. The Company's unrestricted cash balance was $52.2 million as of September 30, 1998.

Net cash used by investing activities was $110.9 million for the nine months ended September 30, 1998, as compared with $4.5 million for the nine months ended September 30, 1997. Effective July 1, 1998, the Company acquired FGI including related purchase option and management contract payments, net of cash acquired, for $29.2 million, made additions to land, buildings and equipment including construction activity, net of reimbursements, of $20.1 million, and increased notes receivable by $15.5 million, and purchased $36.6 million of assets limited as to use pursuant to certain leasing transactions.

Net cash provided by financing activities was $108.0 million for the nine months ended September 30, 1998, as compared with $126.5 million for the nine months ended September 30, 1997. The Company had net proceeds from its public offering of $64.8 million, borrowings of $53.7 million under long-term debt arrangements, and made principal payments on its indebtedness of $12.9 million during the nine months ended September 30, 1998. The principal payments primarily related to debt assumed in the FGI transaction and repaid immediately after closing.

In early July 1998, the Company entered into a $36.0 million fixed rate first mortgage secured by one of its senior living communities. The mortgage bears interest at a rate of 6.87% and matures in July 2008.

The Company maintains a $50.0 million revolving credit facility and a $4.0 million secured line of credit which are available for general use. As of September 30, 1998, $15.0 million was outstanding under the $50.0 million facility and approximately $470,000 of the $4.0 million line had been used to obtain letters of credit. Additionally, a $5.0 million secured line of credit is available for land acquisitions. No borrowings are outstanding under the $5.0 million line of credit.

The $50.0 million revolving credit facility contains financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, and capital expenditure reserve levels. All of the Company's owned communities are subject to mortgages. Seven of the Company's fourteen owned communities serve as blanket collateral for the indebtedness payable to a capital corporation and as collateral for the $50.0 million revolving credit facility. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. Additionally, substantially all of such indebtedness is cross-defaulted.

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

Effective July 1, 1998, the Company acquired privately-held FGI and certain entities affiliated with FGI and with its chairman. The acquisition resulted in the ownership of three lifecare CCRCs and management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The aggregate resident capacity for the owned and managed communities included in this transaction was approximately 3,700. The development project will add capacity for approximately 400 residents. The consideration paid was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's Common Stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million as consideration for entering into the two management contracts. The transaction was accounted for as a purchase.

On August 4, 1998, the Company completed a public offering of 4,500,000 shares of common stock, of which 4,297,500 were sold by the Company and 202,500 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $64.8 million, net of underwriting commissions and offering costs.

The aggregate estimated cost to complete and lease-up the 33 senior living communities currently under development is approximately $410.0 million to $435.0 million. In addition, the Company plans to expand seven of its owned or leased communities, which are expected to cost approximately $55.0 million to complete and lease-up.

The Company expects that its current cash, together with cash flow from operations, the proceeds of the offering completed in August 1998, and credit available under the $50.0 million revolving credit facility, the REIT Facilities, and other existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company has assessed the impact of Year 2000 issues on the Company's business, results of operations, and financial condition. The Company anticipates substantially completing the testing of its information systems by the first quarter of 1999. The majority of the Company's critical information systems were purchased from outside vendors who have upgraded their applications to be Year 2000 compliant. The Company is also evaluating other Year 2000 implications associated with its community operations, such as elevators, security systems, HVAC systems and utilities, which will include contacting the providers of such systems and services to determine the status of their Year 2000 compliance and is developing contingency plans for those systems and services that may not be Year 2000 compliant. The Company anticipates substantially completing the testing of such systems and services by the second quarter of 1999. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Prospectus Supplement, dated July 30, 1998, and the accompanying Prospectus, dated July 9, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 14, 1998, the Company issued an aggregate of 1,370,000 shares of Common Stock to the former shareholders of FGI in connection with the merger of FGI with and into the Company. The shares of Common Stock were issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits
10.1          Fixed Rate Program Promissory Note Secured by Mortgage, dated July
              9, 1998, by ARCLP - Charlotte, LLC to Heller Financial, Inc. in the original principal amount of $36,000,000.

     10.2     Registration Rights Agreement, dated July 14, 1998, by and between
              American Retirement Corporation and Robert G. Roskamp, PHC, LLC, and
              The Edgar and Elsa Prince Foundation.

     10.3     Shareholder Agreement, dated July 14, 1998, by and between American
              Retirement Corporation and Robert G. Roskamp.

     10.4 Consulting Agreement dated July 14, 1998, by and Additionally, substantially all of such indebtedness is cross-defaulted.

     27       Financial Data Schedule for SEC use only.

b.   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated July 28, 1998, to report pursuant to Item 2 that the Company acquired 100% of the ownership interests in FGI and certain entities affiliated with FGI and with its chairman, and to enter into certain related transactions. The Current Report contained audited financial statements for the entities acquired pursuant to the FGI transaction and pro forma financial statements for the Company giving effect to the FGI transaction.

     The Company filed a Current Report on Form 8-K, dated July 30, 1998, to report the announcement of selected results of operations for the quarter ended June 30, 1998. The press release was filed as an exhibit to such Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             American Retirement Corporation
Date:    November 5, 1998                    By: /s/ George T. Hicks
                                                 ------------------------------
                                                     George T. Hicks
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (principal financial and
                                                     accounting officer)