Form 10-K
period 1998-12-31
AMERICAN RETIREMENT CORP
filed 1999-03-29
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

___X___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998
         Commission file number 01-13031

                         American Retirement Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Tennessee                                               62-1674303
---------                                               ----------
(State or Other Jurisdiction of                         (I.R.S. Employer ID No.)
Incorporation or Organization)

111 Westwood Place, Suite 402, Brentwood, TN            37027
--------------------------------------------            -----
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:  (615) 221-2250

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Title of Each Class                                        on Which Registered
-------------------                                        -------------------
Common Stock, par value $.01 per share ......................       NYSE
5 3/4% Convertible Subordinated Debentures due 2002..........       NYSE
Series A Preferred Stock Purchase Rights.....................       NYSE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----     ----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ---------

           As of March 1, 1999, 17,118,385 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was $185.4 million, based on the closing sale price of the common stock of $15.56 on the New York Stock Exchange on that date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

           American Retirement Corporation is a national senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, skilled nursing, and home health care services. Established in 1978, the Company currently operates 40 senior living communities in 15 states, consisting of 19 owned communities, eight leased communities, and 13 managed communities, with an aggregate capacity for approximately 12,100 residents.

           The Company has experienced significant growth since the early 1990s, primarily through the acquisition of senior living communities. The Company intends to continue its growth by developing senior living networks throughout the United States through a combination of (i) selective acquisitions of senior living communities, including continuing care retirement communities ("CCRCs") and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective development and acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy. Pursuant to its growth strategy, the Company is currently developing 35 senior living communities, with an estimated aggregate capacity for approximately 3,900 residents, and plans to expand nine of its existing communities to add capacity to accommodate approximately 600 additional residents.

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

           The Company's predecessor, American Retirement Communities, L.P. (the "Predecessor" or "ARCLP"), was formed in February 1995 in connection with a 1995 roll-up transaction of certain entities (the "Predecessor Entities") that owned, operated, or managed various senior living communities. Each of the Predecessor Entities was organized at the direction of the members of the Company's management and controlling shareholders. As a result of the roll-up, ARCLP issued partnership interests to the partners and shareholders of the Predecessor Entities in exchange for their limited partnership interests and stock, respectively, and thereby became the owner, directly or indirectly, of all of the assets of the Predecessor Entities.

           The Company was incorporated in February 1997 as a wholly-owned subsidiary of ARCLP in anticipation of the Reorganization (defined below) and the Company's initial public offering in May 1997 (the "IPO"). ARCLP was reorganized (the "Reorganization") concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of the Company's Common Stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization Note"). The Company issued 3,593,750 shares of Common Stock in the IPO, resulting in net proceeds of $45.0 million. The Company used a portion of the net proceeds from the IPO to repay the Reorganization Note.

CARE AND SERVICES PROGRAMS

         The Company provides a wide array of senior living and health care services to seniors at its communities, including independent living, assisted living (with special programs and living units for residents with Alzheimer's and other forms of dementia), skilled nursing, and home health care services. By offering a variety of services and involving the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

         The Company provides independent living services to seniors who do not yet need assistance or support with the activities of daily life ("ADLs"), but who prefer the physical and psychological comfort of a residential community that offers health care and other services. The Company currently owns 15 communities, leases seven communities, and manages an additional ten communities that provide independent living services, with an aggregate capacity for approximately 3,900 residents, 1,900 residents, and 3,000 residents, respectively. In addition, the Company has communities under development or expansion that will add estimated additional capacity for approximately 900 independent living residents.

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

Assisted Living and Memory Impaired Services

         The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services at 18 owned communities, five leased communities, and 12 managed communities, with an aggregate capacity for approximately 850, 380, and 2,010 residents, respectively. In addition, the Company has communities under development or expansion that will add estimated additional capacity for approximately 3,300 assisted living residents. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living residences, and in consultation with the resident and the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services. Each resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident when possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

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

                  Supplemental Services. These services include extra transportation services, extra laundry services, non-routine care services, and special care services, such as services for residents with Alzheimer's and other forms of dementia.

         The Company maintains programs and special units at its assisted living residences for residents with Alzheimer's and other forms of dementia that provide the attention, care, and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and a lifeskills-based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry, and housekeeping. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate while keeping them safely contained within a secure area, with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained in residents whose constant movement increases their caloric expenditure. Resident fees for these special units are dependent on the size of the unit, the design type, and the level of services provided.

Skilled Nursing and Sub-Acute Services

           The Company provides traditional skilled nursing services in six communities owned by the Company, two communities leased by the Company, and nine communities managed by the Company, with an aggregate capacity for approximately 420 residents at the Company's owned communities, approximately 140 residents at the Company's leased communities, and approximately 800 residents at the Company's managed communities. In addition, the Company has communities under development or expansion that will add estimated additional capacity of approximately 300 skilled nursing beds. In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour a day skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of sub-acute care services in certain of its communities. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury, or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.

GOVERNMENT REGULATION

         The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, the Company's communities are subject to regulation, licensing, and certificate of need (CON) and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Regulation of the assisted living industry is evolving and is likely to become more burdensome on the Company; however, the Company is unable to predict the content of new regulations or their effect on its business.

         The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies and skilled nursing facilities. Under the BBA, beginning in the year 2001, skilled nursing facilities will no longer be reimbursed under a cost based system. A prospective payment system under which facilities are reimbursed on a per diem basis is being phased in over the next three years. The BBA, as revised, also requires the Secretary of Health and Human Services to establish and implement a prospective payment system for home health care services for cost reporting periods beginning on and after October 1, 2000. Approximately 4.7%, 6.9%, and 4.6% of the Company's total revenues from continuing operations for the years ended December 31, 1998, 1997, and 1996, respectively, were attributable to Medicare, including Medicare-related private co-insurance.

         Federal and state anti-remuneration and anti-referral laws, such as anti-kickback laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referrals. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. In addition, there are various federal and state laws prohibiting other types of fraud by health care providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare, Medicaid, and other state and federal reimbursement programs. There can be no assurance that such laws will be interpreted in a manner consistent with our current or past practices.

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

         Certain of the communities operated by the Company are currently operating a number of skilled nursing beds as "shelter beds" under a Florida statute and certificate of need that generally limits the use of such beds to residents of the community. Such communities are not currently in full compliance with these shelter bed certificate of need requirements. A violation of the shelter bed statutes may, among other things, subject the owner of the facility to fines of up to $1,500 per day. Although the Company is evaluating a number of alternatives relating to these shelter bed issues, the Company does not anticipate that the communities will be in full compliance with the shelter bed requirements in the foreseeable future. There can be no assurance that the State of Florida will not enforce the shelter bed requirements strictly against the Company in the future or impose penalties for prior or continuing violations.

         Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state, and local laws exist that also may require modifications to existing and planned communities to permit access to the properties by disabled persons. While the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or are required to be made on a more accelerated basis than anticipated, the Company will incur additional costs. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

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

         The Company believes that the structure and composition of government, and specifically health care, regulations will continue to change and, as a result, regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

COMPETITION

         The senior living and health care services industry is highly competitive and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living and health care industry, the industry continues to be very fragmented and characterized by numerous small operators. The Company believes that the primary competitive factors in the senior living and health care services industry are (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered;
(iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

INSURANCE AND LEGAL PROCEEDINGS

         The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program in amounts and with such coverages and deductibles that the Company believes are within normal industry standards based upon the nature and risks of the Company's business. The Company also has umbrella excess liability protection policies in the amount of at least $35.0 million per location. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

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

TRADEMARKS

         The Company has registered its corporate logo with the United States Patent and Trademark Office (the "USPTO"). The Company intends to develop and market certain free-standing assisted living residences under the tradename "Homewood Residence". The Company has filed an application with the USPTO to register the "Homewood Residence" tradename and logo, but there can be no assurance that such registration will be granted or that the Company will be able to use such tradename.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning the executive officers of the Company.

         NAME                    AGE                           POSITION
         ----                    ---                           --------
W. E. Sheriff                     56              Chief Executive Officer

Christopher J. Coates             48              President and Chief Operating Officer

George T. Hicks                   41              Executive Vice President-Finance
                                                  Chief Financial Officer

H. Todd Kaestner                  43              Executive Vice President-Corporate Development

James T. Money                    51              Executive Vice President-Senior Living Network
                                                  Development

Frank L. Herold                   42              Executive Vice President

Tom G. Downs                      53              Senior Vice President-Operations

Lee A. McKnight                   53              Senior Vice President-Marketing

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

         H. TODD KAESTNER has served as Executive Vice President - Corporate Development since September 1993. Mr. Kaestner has served in various capacities for the Company's predecessors since 1985, including Vice President - Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

         JAMES T. MONEY has served as Executive Vice President - Development Services since September 1993. Mr. Money has served in various capacities for the Company's predecessors since 1978, including Vice President - Development from 1985 to 1993. Mr. Money is a member of the board of directors and the executive committee of the National Association for Senior Living Industries.

         FRANK L. HEROLD has served as an Executive Vice President of ARC since July 1998. Mr. Herold served as president of Freedom Group, Inc. from July 1988 until its acquisition by the Company in July 1998.

         TOM G. DOWNS has served as Senior Vice President - Operations since 1989. Mr. Downs has served in various capacities for the Company's predecessors since 1979.

         LEE A. MCKNIGHT has served as Senior Vice President - Marketing since September 1991. Mr. McKnight has served in various capacities for the Company's predecessors since 1979.

EMPLOYEES

         The Company employs approximately 5,175 persons. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

RISK FACTORS

Substantial Debt and Operating Lease Payment Obligations

         At December 31, 1998, the Company had long-term debt, including current portion, of $300.7 million, of which $91.9 million was payable to one lender, and was obligated to pay annual rental obligations of approximately $11.4 million under long-term operating leases. The Company currently intends to finance its growth through a combination of bank indebtedness, construction and mortgage financing, transactions with real estate investment trusts ("REITs"), and joint venture and other arrangements. As a result, a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. Debt and annual rental obligations will increase as the Company pursues its growth strategy. There can be no assurance that the Company will generate sufficient cash flows from operations to meet required interest, principal, and lease payments. Any payment or other default with respect to such obligations could cause the lender to foreclose upon the communities securing such indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in acceleration of other obligations. Consequently, such a default could adversely affect a significant number of the Company's other properties and, in turn, the Company's business, results of operations, and financial condition. See "-- Need for Additional Financing; Exposure to Rising Interest Rates."

Need for Additional Financing; Exposure to Rising Interest Rates

         The Company's ability to sustain any operating losses and to otherwise meet its growth objectives will depend, in part, on its ability to obtain additional financing on acceptable terms from available financing sources. The Company's future debt instruments may include covenants restricting the Company's ability to incur additional debt. Moreover, raising additional funds through the issuance of equity securities could dilute the ownership interests of existing shareholders and adversely affect the market price of the Company's common stock. There can be no assurance that the Company will be successful in securing additional financing or that adequate financing will be available and, if available, will be on terms that are acceptable to the Company. The Company's inability to obtain additional financing on acceptable terms could delay or eliminate some or all of the Company's growth plans.

         Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to REIT facilities, are also expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. Therefore, increases in prevailing interest rates could increase the Company's interest or lease payment obligations and could have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks Associated With Lifecare Benefits

         Certain communities owned or operated by the Company are lifecare CCRCs that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, which generally is partially refundable, and a monthly service fee while living in the community. Residents are generally entitled to a limited lifecare benefit, which is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined from actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for the communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of the communities will be adversely affected.

         Residents of the Company's lifecare CCRCs are guaranteed an independent living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although the Company screens potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the communities during their lifetime, there can be no assurance that such assets, income, and reimbursements will be sufficient in all cases. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that the communities must pay third parties to provide nursing care to residents of the communities, the Company's results of operations and financial condition would be adversely affected.

No Assurance as to Ability to Manage Growth

         The Company has an aggressive growth strategy that includes the development, construction, and acquisition of senior living communities, including assisted living residences. The success of the Company's growth strategy will depend, in large part, on its ability to effectively operate any newly acquired or developed communities, as to which there can be no assurance. The Company's growth plans will also place significant demands on its management and operating personnel. The Company's ability to manage its future growth effectively will require it to improve its operational, financial, and management information systems and to continue to attract, retain, train, motivate, and manage key employees. If the Company is unable to manage its growth effectively, its business, results of operations, and financial condition will be adversely affected.

Difficulties of Acquiring and Integrating Communities and Complementary
Businesses

         The Company plans to continue to make strategic acquisitions of senior living communities, which may include a variety of CCRCs and independent living, assisted living, and skilled nursing facilities, and other properties or businesses that are complementary to the Company's operations and growth strategy. The acquisition of existing communities or other businesses involves a number of risks, including the following:

         - existing communities available for acquisition frequently serve or target different markets than those presently served by the Company;

         - renovations of acquired communities and changes in staff and operating management personnel are necessary to successfully integrate such communities or businesses into the Company's existing operations;

         - costs incurred to reposition or renovate newly acquired communities may not be recovered; and

         - the Company may be adversely impacted by unforeseen liabilities attributable to the prior operators of such communities or businesses, against whom the Company may have little or no recourse.

The success of the Company's acquisition strategy will be determined by numerous factors, including:

         - the Company's ability to identify suitable acquisition candidates;

         -        the competition for such acquisitions;

         -        the purchase price;

         - the requirement to make operational or structural changes and improvements;

         - the financial performance of the communities or businesses after acquisition;

         -        the Company's ability to finance the acquisitions; and

         - the Company's ability to integrate effectively any acquired communities or businesses into the Company's management, information, and operating systems.

There can be no assurance that the Company's acquisition of senior living communities and complementary properties and businesses will be completed at the rate currently expected, if at all, or, if completed, that any acquired communities or businesses will be successfully integrated into the Company's operations.

No Assurance as to Ability to Develop Additional Senior Living Communities

         An integral component of the Company's growth strategy is to develop and operate senior living communities. The Company's ability to develop successfully additional senior living communities will depend on a number of factors, including, but not limited to:

         - the Company's ability to acquire suitable development sites at reasonable prices;

         - the Company's success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and

         - the Company's ability to control construction costs and project completion schedules.

In addition, the Company's development plans are subject to numerous factors over which it has little or no control, including:

         -        competition for suitable development properties;

         -        shortages of labor or materials;

         - changes in applicable laws or regulations or their enforcement;

         - the failure of general contractors or subcontractors to perform under their contracts;

         -        strikes; and

         -        adverse weather conditions.

As a result of these factors, there can be no assurance that the Company will not experience construction delays, that it will be successful in developing and constructing currently planned or additional communities, or that any developed senior living communities will be economically successful. If the Company's development schedule is delayed, the Company's growth plans could be adversely affected. Additionally, the Company anticipates that the development and construction of additional senior living communities will involve a substantial commitment of capital with little or no revenue associated with communities under development, the consequence of which could be an adverse impact on the Company's liquidity.

Losses from Newly Developed Residences and Acquisitions

         In view of the Company's aggressive growth plan for development and acquisitions, there can be no assurance that the Company will continue to be profitable in any future period. Newly developed senior living communities are expected to incur operating losses during a substantial portion of their first 12 months of operations, on average, until the communities achieve targeted occupancy levels. Newly acquired communities may also incur losses pending their integration into the Company's operations.

Risks of Development in Concentrated Geographic Areas

         Part of the Company's growth strategy is to develop and acquire senior living communities in concentrated geographic service areas. Accordingly, the Company's occupancy rates in existing, developed, or acquired communities may be adversely affected by a number of factors, including regional and local economic conditions, competitive conditions, applicable local laws and regulations, and general real estate market conditions, including the supply and proximity of senior living communities.

Dependence on Attracting Residents with Sufficient Resources to Pay

         Approximately 95.3% of the Company's total revenues for the year ended December 31, 1998 were attributable to private pay sources. For the same period, 4.7% of the Company's revenues were attributable to reimbursement from third-party payors, including Medicare and Medicaid. The Company expects to continue to rely primarily on the ability of residents to pay for the Company's services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have a material adverse effect on the Company's business, financial condition, and results of operations.

Pricing Pressures

         The health care services industry is currently experiencing market-driven reforms from forces within and outside the industry that are exerting pressure on health care and related companies to reduce health care costs. These market-driven reforms are resulting in industry-wide consolidation that is expected to increase the downward pressure on health care service providers' margins, as larger buyer and supplier groups, including government programs such as Medicare and Medicaid, exert pricing pressure on health care providers. The Company cannot predict the ultimate timing or effect of market-driven reforms. In addition, the Company cannot guarantee that any such reforms will not have a material adverse effect on the Company's business, results of operations, or financial condition.

Increasing Competition

         The senior living and health care services industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives. Although the Company believes there is a need for senior living communities in the markets where the Company is operating and developing communities, the Company expects that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than the Company. In addition, some of the Company's competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are readily available to the Company. Furthermore, if the development of new senior living communities outpaces the demand for such communities in the markets in which the Company has or is developing senior living communities, such markets may become saturated. An oversupply of such communities in the Company's markets could cause the Company to experience decreased occupancy, reduced operating margins, and lower profitability. Consequently, there can be no assurance that the Company will not encounter increased competition that would adversely affect its occupancy rates, pricing for services, and growth prospects.

Community Management, Staffing, and Labor Costs

         The Company competes with other providers of senior living and health care services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of the Company's communities and skilled technical personnel responsible for providing resident care. A shortage of nurses or trained personnel may require the Company to enhance its wage and benefits package in order to compete in the hiring and retention of such personnel or to hire more expensive temporary personnel. The Company will also be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. The Company cannot be sure its labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. If the Company is unable to attract and retain qualified management and staff personnel, to control its labor costs, or to pass on any increased labor costs to residents through rate increases, such failures could have a material adverse effect on the Company's business, financial condition, and results of operations.

Government Regulation and the Burdens of Compliance

         Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, operating policies and procedures, fire prevention measures, environmental matters, compliance with building and safety codes, and staffing, including professional licensing. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from Medicare, Medicaid, or other state or Federal reimbursement programs, restrictions on the Company's ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's communities have been subject, like others in the industry, to various penalties as a result of deficiencies alleged by state survey agencies. There can be no assurance that the Company will not be subject to similar penalties in the future, or that federal, state, or local governments will not impose additional restrictions on the Company's activities that could materially adversely affect the Company's business, financial condition, or results of operations.

         The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies and skilled nursing facilities. Under the BBA, beginning in the year 2001, skilled nursing facilities will no longer be reimbursed under a cost based system. A prospective payment system under which facilities are reimbursed on a per diem basis is being phased in over the next three years. The BBA, as revised, also requires the Secretary of Health and Human Services to establish and implement a prospective payment system for home health care services for cost reporting periods beginning on and after October 1, 2000.

Approximately 4.7%, 6.9%, and 4.6% of the Company's total revenues from continuing operations for the years ended December 31, 1998, 1997, and 1996, respectively, were attributable to Medicare, including Medicare-related private co-insurance.

         Many states, including several of the states in which the Company currently operates, control the supply of licensed skilled nursing beds and home health care agencies through certificate of need ("CON") programs. Presently, state approval is required for the construction of new health care communities, the addition of licensed beds, and certain capital expenditures at such communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new facilities or the expansion of the number of licensed beds, services, or existing communities, the Company could be adversely affected by the failure or inability to obtain such approval, changes in the standards applicable for such approval, and possible delays and expenses associated with obtaining such approval. In addition, in most states the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if the Company were to seek to reduce the number of licensed beds at, or to close, a community, the Company could be adversely affected by a failure to obtain or a delay in obtaining such approval.

         Certain of the communities operated by the Company are currently operating a number of nursing beds as "shelter beds" under a Florida statute and CON that generally limits the use of such beds to residents of the community. Such communities are not currently in full compliance with these shelter bed CON requirements. A violation of the shelter bed statutes may, among other things, subject the owner of the facility to fines of up to $1,500 per day. Although the Company is evaluating a number of alternatives relating to these shelter bed issues, the Company does not anticipate that the communities will be in full compliance with the shelter bed requirements in the foreseeable future, if ever. There can be no assurance that the State of Florida will not enforce the shelter bed requirements strictly against the Company in the future or impose penalties for prior or continuing violations.

         Federal and state anti-remuneration and anti-referral laws, such as "anti-kickback" laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommendation of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. In addition, there are various federal and state laws prohibiting other types of fraud by health care providers, including criminal provisions that prohibit (a) filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, and (b) failing to refund overpayments or improper payments. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in the Medicare, Medicaid, and other state and federal reimbursement programs. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

         Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state, and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. Although the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, the Company will incur additional costs. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

ITEM 2. PROPERTIES

         The table below sets forth certain information with respect to the senior living communities currently operated by the Company.

                                                                           Resident Capacity(1)
                                                                     --------------------------------     Commencement
Community                              Location                      IL      AL       SN        Total    of Operations(2)
---------                              --------                      --      --       --        -----    ----------------

Owned(3):
---------
Broadway Plaza                        Ft. Worth, TX                   252    40      122          414          Apr-92
Carriage Club of Charlotte            Charlotte, NC                   355    54       50          459          May-96
Carriage Club of Jacksonville       Jacksonville, FL                  292    60       --          352          May-96
Freedom Plaza Florida             Sun City Center, FL                 521    27       42          590          Jul-98
Freedom Village Holland                Holland, MI                    450    56       72          578          Jul-98
The Hampton at Post Oak                Houston, TX                    162    21       --          183          Oct-94
Heritage Club                          Denver, CO                     220    35       --          255          Feb-95
Homewood at Corpus Christi         Corpus Christi, TX                  60    30       --           90          May-97
Homewood at Deane Hill(4)            Knoxville, TN                     --   108       --          108          Oct-98
Homewood at Halls(4)                 Knoxville, TN                     --    53       --           53          Jul-98
Homewood at Tarpon Springs         Tarpon Springs, FL                  --    64       --           64          Aug-97
Lake Seminole Square                  Seminole, FL                    395    34       --          429          Jul-98
Parkplace                              Denver, CO                     195    48       --          243          Oct-94
Richmond Place                        Lexington, KY                   206     4       --          210          Apr-95
Santa Catalina Villas                  Tucson, AZ                     217    85       42          344          Jun-94
The Summit at Westlake Hills           Austin, TX                     167    30       89          286          Apr-92
Village of Homewood(4)                Lady Lake, FL                    --    50       --           50          Apr-98
Westlake Village                      Cleveland, OH                   246    54       --          300          Oct-94
Wilora Lake Lodge                     Charlotte, NC                   142    --       --          142          Dec-97
                                                                    -----   ---      ---        -----
     Subtotal                                                       3,880   853      417        5,150
                                                                    -----   ---      ---        -----

Leased:

Bahia Oaks Lodge(5)                   Sarasota, FL                    ---   100       --          100          Jun-98
Holley Court Terrace(6)               Oak Park, IL                    179    17       --          196          Jul-93
Homewood at Victoria(7)               Victoria, TX                     60    30       --           90          May-97
Imperial Plaza(8)                     Richmond, VA                    850   152       --        1,002          Oct-97
Oakhurst Towers(9)                     Denver, CO                     220    --       --          220          Feb-99
Park Regency(10)                      Chandler, AZ                    154    --       66          220          Sep-98
Rossmoor Regency(11)                Laguna Hills, CA                  210    --       --          210          May-98
Trinity Towers(6)                  Corpus Christi, TX                 195    84       76          355          Jan-90
                                                                    -----   ---      ---        -----
     Subtotal                                                       1,868   383      142        2,393
                                                                    -----   ---      ---        -----

                                                                     Resident Capacity(1)
                                                                     --------------------                 Commencement
Community                              Location                      IL      AL       SN        Total    of Operations(2)
---------                              --------                      --      --       --        -----    ----------------

Managed(12):
------------
Burcham Hills                       East Lansing, MI                  138     71     133          342          Nov-78
Freedom Plaza Arizona(13)              Peoria, AZ                     455     78     128          661          Jul-98
Freedom Square(14)                    Seminole, FL                    497    178     192          867          Jul-98
Freedom Village Brandywine(15)        Glenmore, PA                    380     32      47          459          Jul-98
Glenview at Pelican Bay                Naples, FL                     150     10      25          185          Jul-98
Homewood at Pearland(16)               Houston, TX                     15     67      --           82          Jun-98
Homewood at Pinegate(16)               Houston, TX                     --     95      --           95          Jul-98
Homewood at West Cobb(16)             Marietta, GA                     --     60      --           60          Apr-98
Meadowood                             Worcester, PA                   355     51      59          465          Oct-89
Parklane West                        San Antonio, TX                   --     17     124          141          Oct-94
Reeds Landing                        Springfield, MA                  148     54      40          242          Aug-95
USAA Towers                          San Antonio, TX                  505     --      --          505          Oct-94
Williamsburg Landing                Williamsburg, VA                  345     65      58          468          Sep-85
                                                                    -----  -----   -----       ------
    Subtotal                                                        2,988    778     806        4,572
                                                                    -----  -----   -----       ------
    Grand Total                                                     8,736  2,014   1,365       12,115
                                                                    =====  =====   =====       ======

-----------------------
(1) Independent living residences (IL), assisted living residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) (AL), and skilled nursing beds (SN).
(2) Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.
(3) All of the Company's owned communities are subject to mortgage liens. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(4) Owned by a joint venture in which the Company owns a 50% interest.
(5) Leased pursuant to a five-year operating lease (with five one-year renewal options) from an unaffiliated special purpose entity that acquired the community from a general partnership of which Robert G. Roskamp, a director of the Company, is a partner. The Company also acquired an option to purchase the community at the expiration of the lease term.
(6) Leased pursuant to an operating lease with an initial term of ten years expiring December 31, 2006.
(7) Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten year terms.
(8) Leased pursuant to an operating lease expiring October 2017, with a seven year renewal option.
(9) Leased pursuant to a 14 year operating lease expiring February 2013, from an unaffiliated special purpose entity. The Company also acquired an option to purchase the community at the expiration of the lease term.
(10) Leased pursuant to a five year operating lease expiring September 2003, with renewal options for up to two additional one-year terms, from an unaffiliated special purpose entity. The Company also acquired an option to purchase the community at the expiration of the lease term.
(11) Leased pursuant to a five-year operating lease expiring May 2003, with renewal options for up to five additional one-year terms, from an unaffiliated special purpose entity that acquired the community. The Company made a subordinated loan to the special purpose entity in the amount of $440,000 and will receive interest income on such loan at 2.0% over LIBOR. The Company also acquired an option to purchase the community at the expiration of the lease term.
(12) Except as noted below, the Company's management agreements are generally for terms of three to five years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner's expense and receives a monthly fee for its services based either on a contractually fixed amount or percentage of revenues or income. Except as noted below, the communities managed by the Company are not owned by an affiliate of the Company.
(13) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all revenue of the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owners, including an entity affiliated with Mr. Roskamp.
(14) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all revenue of the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owners, Mr. Roskamp and an entity affiliated with Mr. Roskamp. The Company has an option to purchase the community at a predetermined price.
(15) Operated pursuant to a management agreement with a three-year term that provides for a management fee equal to a fixed percentage of the community's gross revenues. The Company has an option to purchase the community for a predetermined price. The community is owned by an entity affiliated with Mr. Roskamp.
(16) The communities are owned by an unaffiliated third-party and leased by John Morris, a director of the Company. The communities are operated pursuant to management agreements that provide for the payment of management fees based on a percentage of the gross revenues of each community and require the Company to fund operating losses above a specified amount.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Since the Company's initial public offering, the Common Stock has traded on the New York Stock Exchange under the symbol "ACR." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock.

                  Year Ended December 31, 1998                               High            Low
                  ------------------------------------------------------------------------------------
                  First Quarter                                            $23.250         $20.000
                  Second Quarter                                            22.375          17.750
                  Third Quarter                                             19.625          14.063
                  Fourth Quarter                                            18.000          12.938

                  Year Ended December 31, 1997                               High            Low
                  ------------------------------------------------------------------------------------
                  Second Quarter (beginning May 30, 1997)                  $17.875         $14.250
                  Third Quarter                                             21.875          17.750
                  Fourth Quarter                                            21.250          19.000

         As of March 3, 1999, there were 571 shareholders of record and approximately 1,409 persons or entities holding Common Stock in nominee name.

         It is the current policy of the Company's Board of Directors to retain all future earnings to finance the operation and expansion of the Company's business. Accordingly, the Company does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated and combined financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

                                                              Consolidated
                                                  -------------------------------------
                                                                                                                  Combined
                                                                                                         --------------------------
                                                                                     Predecessor            Predecessor Entities
                                                                               -----------------------   --------------------------
                                                                                           Nine Months   Three Months
                                                     Years Ended December 31,                 Ended         Ended      Year Ended
                                                  -------------------------------------   December  31,    March 31,   December 31,
                                                     1998          1997          1996          1995          1995          1994
                                                  ---------      --------      --------      --------      --------      --------
                                                                                   (in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Resident and health care                         $ 130,036      $ 88,416      $ 71,409      $ 47,239      $ 11,761      $ 30,979
 Management and development services                 12,321         1,765         1,739         1,524           595         2,362
                                                  ---------      --------      --------      --------      --------      --------
    Total revenues                                  142,357        90,181        73,148        48,763        12,356        33,341
Operating expenses:
    Community operating expense                      82,698        54,921        45,084        30,750         8,035        21,780
    Lease expense, net                                9,063         3,405            --            --            --            --
    General and administrative                       10,581         6,717         5,657         3,446         1,108         3,455
    Depreciation and amortization                    10,025         6,632         6,900         4,534         1,127         2,891
    Merger related costs                                994            --            --            --            --            --
                                                  ---------      --------      --------      --------      --------      --------
       Total operating expenses                     113,361        71,675        57,641        38,730        10,270        28,126
                                                  ---------      --------      --------      --------      --------      --------
       Operating income                              28,996        18,506        15,507        10,033         2,086         5,215
                                                  ---------      --------      --------      --------      --------      --------
Other income (expense):
    Interest expense                                (17,924)      (15,056)      (12,160)       (7,930)       (2,370)       (5,354)
    Interest income                                   4,092         2,675           434           329            49           203
    Other                                              (162)           (1)          788           919        (1,013)           98
                                                  ---------      --------      --------      --------      --------      --------
            Other expense, net                      (13,994)      (12,382)      (10,938)       (6,682)       (3,334)       (5,053)
                                                  ---------      --------      --------      --------      --------      --------
Income (loss) from continuing operations
   before income taxes, extraordinary item and
   cumulative effect of change in
   accounting principle                              15,002         6,124         4,569         3,351        (1,248)          162
Income taxes                                          5,652         4,435          (920)           55            20            --
                                                  ---------      --------      --------      --------      --------      --------
Income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of Change in accounting principle            9,350         1,689         5,489         3,296        (1,268)          162
Discontinued operations, net of tax:
    Income (loss) from home health operations        (1,244)         (155)           44            --            --            --
    Write-off of home health assets                    (902)           --            --            --            --            --
                                                  ---------      --------      --------      --------      --------      --------
Income before extraordinary item and
  cumulative effect of change in accounting
  principle                                           7,204         1,534         5,533         3,296        (1,268)          162
Extraordinary item, net of tax                           --        (6,334)       (2,335)           --            --            --
Cumulative effect of change in accounting for
  start-up costs, net of tax                           (304)           --            --            --            --            --
                                                  ---------      --------      --------      --------      --------      --------
Net income (loss)                                     6,900        (4,800)        3,198         3,296        (1,268)          162
Preferred return on special redeemable
    preferred limited partnership interests              --            --        (1,104)       (1,125)           --            --
                                                  ---------      --------      --------      --------      --------      --------
Net income (loss) available for distribution
    to partners and shareholders                  $   6,900      $ (4,800)     $  2,094      $  2,171      $ (1,268)     $    162
                                                  =========      ========      ========      ========      ========      ========
Distribution to partners, excluding preferred
    distributions                                 $      --      $  2,500      $  6,035      $  4,064      $  1,400      $  2,580
                                                  =========      ========      ========      ========      ========      ========

                                                                                                    Consolidated
                                                                                         --------------------------------------
                                                                                                                      Predecessor
                                                                                                                      -----------
                                                                                                Years Ended December 31,
                                                                                         --------------------------------------
                                                                                         1998            1997             1996
                                                                                         ----          --------          ------
                                                                                          (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Pro forma earnings data:
   Income from continuing operations before income taxes
     and extraordinary item                                                                            $  6,124          $4,569
   Pro forma income tax expense                                                                           2,210           1,644
                                                                                                       --------          ------
   Pro forma income from continuing operations
     before extraordinary item                                                                            3,914           2,925
   Income (loss) from home health operations, net of pro forma tax                                         (155)             27
                                                                                                       --------          ------
   Pro forma income before extraordinary item                                                             3,759           2,952
   Preferred return on special redeemable preferred
     limited partnership interests                                                                     $     --          $1,104
                                                                                                       --------          ------
   Pro forma income before extraordinary item available
     for distribution to partners and shareholders                                                     $  3,759          $1,848
                                                                                                       ========          ======

EARNINGS PER SHARE:
Basic earnings per share from continuing operations before
   extraordinary item and cumulative effect of change in
   accounting principle                                                                 $ 0.67
                                                                                        ======
Basic earnings per share                                                                $ 0.49
                                                                                        ======
Pro forma basic earnings per share before extraordinary item
   available for distribution to partners and shareholders                                             $   0.36          $ 0.20
                                                                                                       ========          ======
Weighted average shares outstanding                                                     13,947           10,577           9,375
                                                                                        ======         ========          ======

Diluted earnings per share from continuing operations before extraordinary item
   and cumulative effect of change in accounting principle                              $ 0.66
                                                                                        ======
Diluted earnings per share                                                              $ 0.49
                                                                                        ======
Pro forma diluted earnings per share before extraordinary item
   available for distribution to partners and shareholders                                             $   0.35          $ 0.20
                                                                                                       ========          ======
Weighted average shares outstanding                                                     14,074           10,675           9,375
                                                                                        ======         ========          ======




                                                           Consolidated                       Combined
                                              -----------------------------------      -----------------------
                                                                      Predecessor       Predecessor Entities
                                                                      -----------      -----------------------
                                                                      At  December 31,
                                              ----------------------------------------------------------------
                                                1998         1997          1996           1995          1994
                                              --------     --------     ---------      ---------      --------
                                                                             (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                     $ 20,400     $ 44,583     $   3,222      $   3,825      $  2,894
Working capital (deficit)                       25,804       47,744       (14,289)        (1,048)        3,168
Land, buildings and equipment, net             391,468      229,898       213,124        149,082        95,399
Total assets                                   595,854      317,154       228,162        165,579       111,425
Long-term debt, including current portion      300,667      237,354       170,689        102,245        89,414
Refundable portion of life estate fees          48,805           --            --             --            --
Partners' and shareholders' equity             145,842       53,918        37,882         51,823        12,823

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The Company currently operates 40 senior living communities in 15 states with an aggregate capacity for approximately 12,100 residents. The Company currently owns 19 communities, leases eight communities pursuant to long-term leases, and manages 13 communities pursuant to management agreements. At December 31, 1998, the Company's owned communities had a stabilized occupancy rate of 95%, its leased communities had a stabilized occupancy rate of 93%, and its managed communities had a stabilized occupancy rate of 92%.

           Effective July 1, 1998, the Company acquired privately-held Freedom Group Inc. ("FGI") and certain entities affiliated with FGI and with its chairman. The acquisition resulted in the ownership of three CCRCs and management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The aggregate resident capacity for the owned and managed communities included in this transaction was approximately 3,700. The development project will add capacity for approximately 400 residents. The consideration paid at closing was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million as consideration for entering into the two management contracts. The transaction was accounted for as a purchase.

           For the purposes of the following discussion, amounts for the year ended December 31, 1996 represent the consolidated results of ARCLP and amounts for the year ended December 31, 1997 represent the sum of the results of operations of ARCLP for the period from January 1, 1997 through May 28, 1997 and the results of operations of the Company for the period from May 29, 1997 through December 31, 1997.

           The Company is currently developing or constructing 35 senior living communities with an aggregate capacity for approximately 3,900 residents with an estimated cost to complete and lease-up of approximately $400.0 million to $425.0 million. In addition, the Company plans to expand nine of its communities with an estimated cost to complete and lease-up of approximately $70.0 million. The nine current expansion projects will add capacity to accommodate approximately 600 additional residents.

           In addition to the development of new free-standing senior living communities and expansions of existing communities, the Company's growth strategy also includes the acquisition of senior living communities and the acquisition or development of other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF CONTINUING OPERATIONS

           The Company's total revenues from continuing operations are comprised of (i) resident and health care revenues and (ii) management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from four principal sources: (i) monthly service fees and ancillary revenues from independent living residents, representing 66.5%, 67.8%, and 69.2% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively; (ii) monthly service fees and ancillary revenues from assisted living residents, representing 15.3%, 13.6%, and 13.1% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively; (iii) per diem charges from nursing patients, representing 15.3%, 18.6%, and 17.7% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively; and (iv) the amortization of entrance fees over each resident's actuarially determined life expectancy, representing 2.9% of total revenues for the year ended December 31, 1998. The Company did not have entrance fee amortization in 1997 or 1996. Approximately 95.3%, 93.1%, and 95.4% of the Company's total revenues for the years ended December 31, 1998, 1997, and 1996, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance.

           The Company's management agreements are generally for terms of three to 20 years, but certain of such agreements may be canceled by the owner of the community, without cause, on three to six months notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners' expense; and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. Two of the Company's management agreements are for communities with aggregate resident capacity for approximately 1,530 residents and terms of twenty-years with two ten-year renewals and a purchase option for one of the communities. The management fee for these two agreements is equal to all revenue from the communities in excess of operating expenses and certain cash flows. The Company's existing management agreements expire at various times through June 2018.

           The Company's operating expenses are comprised, in general, of (i) community operating expense, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

           Certain communities provide housing and health care services through entrance fee agreements with the residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The entrance fee obligates the Company to provide certain levels of future health care services to the resident for life. The agreement terminates when the unit is VACATED. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of life estate fees, a long-term liability, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon annually adjusted actuarial projections. Additionally, under these agreements the residents pay a monthly service fee which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

           The Company also provides housing to residents at certain communities under an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident's estate contingent upon the occupation of the unit by the next resident. The resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee from the succeeding resident. The entrance fee is recorded by the Company as refundable portion of life estate fees and is amortized into revenue using the straight-line method over 40 years, the life of the buildings. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of one year or the date of reoccupation of the unit.

           The Company provides development services to owners of senior living communities. Fees are based upon a percentage of the total construction costs of the community. Development services revenue is recognized under the percentage-of-completion method based upon the Company's costs of providing such services.

         The following table sets forth, for the periods indicated, certain resident capacity and occupancy data:

                                                                      Years Ended December 31,
                                                                 1998           1997           1996
                                                                ------          -----          -----
                  OPERATING DATA:
                  End of period resident capacity:
                  Owned                                          5,150          3,210          3,369
                  Leased                                         2,173          1,531             --
                  Managed                                        4,572          2,159          2,159
                                                                ------          -----          -----
                       Total                                    11,895          6,900          5,528
                                                                ======          =====          =====

                  Average occupancy rate:
                  Owned                                             90%            93%            94%
                  Leased                                            90%            90%            --
                  Managed                                           87%            94%            91%
                                                                ------          -----          -----
                       Total                                        89%            93%            92%
                                                                ======          =====          =====

                  End of period occupancy rate:
                  Owned                                             91%            94%            96%
                  Leased                                            90%            93%            --
                  Managed                                           87%            96%            92%
                                                                ------          -----          -----
                       Total                                        89%            94%            94%
                                                                ======          =====          =====

                  Stabilized average occupancy rate:(1)
                  Owned                                             94%            97%            94%
                  Leased                                            93%            96%            --
                  Managed                                           94%            96%            95%
                                                                ------          -----          -----
                       Total                                        94%            96%            95%
                                                                ======          =====          =====

---------------
(1) Includes communities or expansions thereof that have either (i) achieved 95% occupancy or (ii) been open at least 12 months. In the table above, the stabilized average occupancy rate for the year ended December 31, 1996 excludes a large managed community with a capacity for over 240 residents that opened in August 1995 and continued to stabilize throughout 1996.

SAME COMMUNITY RESULTS

       The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Same Community operating results for the comparative periods ended December 31, 1998 and 1997 exclude two communities at which significant expansions were opened during 1998. These two communities will return to the Same Community group upon stabilization of the expansions. Home health operations have also been excluded for all periods presented.

STATEMENT OF OPERATIONS DATA:

                                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------
                                                1998         1997          % CHG        1997         1996        % CHG
                                               -------      -------        ------     -------      --------       -----
                                                                     (dollars in thousands, except other data)

Resident and health care revenue               $75,682      $70,770          6.9%     $64,749      $ 60,117         7.7%
Community operating expenses                    44,974       42,820          5.0%      40,501        37,934         6.8%
                                               -------      -------                   -------      --------       -----
Resident income from operations                $30,708      $27,950          9.9%     $24,248      $ 22,183         9.3%
                                               =======      =======                   =======      ========
Resident income from operations margin(1)         40.6%        39.5%                     37.4%         36.9%

Lease expense                                  $ 1,037      $ 1,037           --      $ 2,209      $     --         n/a
Depreciation and amortization                    5,807        5,666          2.5%       4,220         5,329       (20.8)%
                                               -------      -------                   -------      --------       -----
Income from operations                         $23,864      $21,247         12.3%     $17,819      $ 16,854         5.7%
                                               =======      =======                   =======      ========

Other data:
Number of communities                               10           10                        10            10
Resident capacity                                3,397        3,397                     2,586         2,586
Average occupied units                           2,461        2,431                     2,215         2,183
Average occupancy rate(2)                           96%          95%                       96%           95%
Average monthly revenue per occupied unit(3)   $ 2,563      $ 2,426          5.6%     $ 2,436      $  2,295         6.2%
Average monthly expense per occupied unit(4)   $ 1,523      $ 1,468          3.7%     $ 1,524      $  1,448         5.2%

---------------------
(1) "Resident income from operations margin" represents "Resident income from operations" as a percentage of "Resident and health care revenue."
(2) "Average occupancy rate" is based on the ratio of occupied apartments to available apartments expressed on a monthly basis for independent and assisted living residences, and occupied beds to available beds on a per diem basis for nursing beds.
(3) "Average monthly revenue per occupied unit" is total "Resident and health care revenues" divided by "Average occupied units" expressed on a monthly basis.
(4) "Average monthly expense per occupied unit" is total "Community operating expenses" divided by"Average occupied units", expressed on a monthly basis.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenues were $142.4 million in 1998, compared to $90.2 million in 1997, representing an increase of $52.2 million, or 57.9%. Resident and health care revenues increased by $41.6 million, and management and development services revenue increased by $10.6 million during the period. Of the increase in resident and health care revenues, $4.9 million, or 11.8%, of such increase was attributable to Same Community growth. Approximately $35.1 million, or 84.4%, of the increase was attributable to new senior living communities leased or acquired, including $16.6 million from FGI communities acquired in July 1998. The remaining increase of $1.6 million, or 3.8%, was attributable to increases in resident and health care revenues at the two communities with large expansions that opened in 1998 that were excluded from the Same Community group.

           Resident and health care revenues attributable to Same Communities were $75.7 million in 1998, as compared to $70.8 million in 1997, representing an increase of $4.9 million, or 6.9%. This increase was derived from a 5.6% increase in average rates and a 1.2% increase in occupied units. Same Community average occupancy rates increased to 96% for 1998 from 95% in 1997

           Of the $10.6 million increase in management and development services revenue, $3.0 million, or 28.4%, was attributable to revenues from management fees related to agreements entered into pursuant to the FGI acquisition and $7.6 million, or 71.6%, related to fees earned from development services provided to third parties.

         Community Operating Expense. Community operating expense increased to $82.7 million in 1998, as compared to $54.9 million in 1997, representing an increase of $27.8 million, or 50.6%. Of the increase in community operating expense, $2.2 million, or 7.9%, of the increase was attributable to Same Community operating expenses, which increased by 5.0% during the period. Approximately $23.0 million, or 82.7%, was attributable to expenses from new leased or acquired senior living communities, including $11.1 million from acquired FGI communities. The remaining increase of $2.6 million, or 9.4%, was attributable to increases in operating expenses at the two communities with large expansions that opened in 1998 that were excluded from the Same Community group.

         Community operating expense as a percentage of resident and health care revenues increased to 63.6% for 1998 from 62.1% for 1997. This increase was attributable to increased operating expenses at the two communities with 1998 expansion openings and lower operating margins from recently acquired FGI lifecare communities. Because the FGI lifecare communities are in essence financed interest-free by up-front resident entrance fees, their monthly service fee revenues and operating margins are generally lower than those of comparable rental communities. Same Community operating expenses as a percentage of Same Community resident and health care revenues decreased to 59.4% in 1998 from 60.5% in 1997.

         General and Administrative. General and administrative expense increased to $10.6 million for 1998, as compared to $6.7 million for 1997, representing an increase of $3.9 million, or 58.2%. The increase was primarily related to increases in salaries and benefits including corporate personnel retained as a result of the FGI acquisition and related integration costs. General and administrative expense as a percentage of total revenues was 7.4% for 1998 and 1997.

         Lease Expense. Lease expense increased to $9.1 million for 1998, as compared to $3.4 million for 1997, representing an increase of $5.7 million. Of this increase, approximately $2.6 million of the increase related to leases entered into during 1998 for three senior living communities and the completion of an expansion at one community and approximately $3.1 million related to Imperial Plaza, which was leased in October 1997.

         Depreciation and Amortization. Depreciation and amortization expense increased to $10.0 million in 1998 from $6.6 million in 1997. The increase is primarily related to communities acquired during 1998 and amortization of costs in excess of assets acquired in the FGI transaction. Same Community depreciation and amortization expense increased to $5.8 million for 1998, from $5.7 million for 1997.

         Merger Related Expenses. On January 31, 1999, the Company terminated its previously announced merger agreement with Assisted Living Concepts, Inc. and recorded a charge to earnings of approximately $1.0 million during the fourth quarter ended December 31, 1998 for merger related costs.

         Other Income (Expense). Interest expense increased to $17.9 million in 1998 from $15.1 million in 1997, representing an increase of $2.8 million, or 19.0%. The increase in interest expense was primarily attributable to the issuance in September 1997 of the 5 3/4% fixed rate convertible subordinated debentures due October 2002 (the "Convertible Debentures") and additional indebtedness incurred in connection with acquisitions, partially offset by the repayment of certain indebtedness in December 1997. Interest expense, as a percentage of total revenues, decreased to 12.6% for 1998 from 16.7% in 1997. This decrease primarily relates to the interest-free up-front resident entrance fee financing on the FGI communities. Interest income increased to $4.1 million for 1998 from $2.7 million for 1997, primarily due to income generated from the investment of public offering proceeds and certificates of deposit associated with certain leasing transactions and management agreements.

         Income Tax Expense. Income tax expense related to continuing operations in 1998 was $5.7 million, or an effective rate of 37.7%, as compared to $4.4 million in 1997 (including the $3.0 million charge recorded as a result of the reorganization of ARCLP from a non-taxable limited partnership into the Company, which is a taxable corporation). Excluding the effect of the $3.0 million charge, on a pro forma basis assuming the Company was a taxable entity for all of 1997, income taxes related to continuing operations would have been $2.2 million assuming the Company's effective tax rate of 36%.

         Extraordinary Loss. In December 1997, the Company recorded an extraordinary loss of $6.3 million, net of taxes, related to costs associated with the prepayment of $65.1 million of indebtedness. The 1997 amount expensed included yield maintenance fees, the buy-out of the lender's participation interest in two of the Company's communities, and the write-off of unamortized financing costs. The Company did not incur any extraordinary losses in 1998.

         Cumulative Effect of Change in Accounting Principle. The Company elected early adoption of the AICPA's Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "SOP"). The SOP requires that costs incurred during start-up activities be expensed as incurred. Initial application of the SOP is as of the beginning of the fiscal year in which the SOP is first adopted. Accordingly, in 1998 the Company wrote off $304,000, net of tax, of unamortized start-up and organizational costs as the cumulative effect of a change in accounting principle effective January 1, 1998. The Company's unconsolidated joint ventures also adopted the SOP effective January 1, 1998 and the effect of such adoption is included in other expense for 1998. The impact of the adoption, excluding the $304,000 write-off, was not material to 1998 operations.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

         Revenues. Total revenues were $90.2 million in 1997, compared to $73.1 million in 1996, representing an increase of $17.1 million, or 23.4%. Resident and health care revenues increased by $17.0 million, and management and development services revenues increased by $26,000 during the period. Of the increase in resident and health care revenues, $4.6 million, or 27.1%, of such increase was attributable to Same Community growth and $12.4 million, or 72.9%, was attributable to revenues from acquired or leased senior living communities.

           Resident and health care revenues attributable to Same Communities were $64.7 million in 1997, as compared to $60.1 million in 1996, representing an increase of $4.6 million, or 7.7%. This increase was derived from a 6.2% increase in average rates and a 1.5% increase in occupied units. Same Community average occupancy rates increased to 96% for 1997 from 95% in 1996.

         Community Operating Expense. Community operating expense increased to $54.9 million in 1997, as compared to $45.1 million in 1996, representing an increase of $9.8 million, or 21.7%. Of the increase in community operating expense, $2.6 million, or 26.5%, was attributable to Same Community operating expenses, which increased by 6.8% during the period, and $7.2 million, or 73.5%, was attributable to expenses from acquired or leased senior living communities. Community operating expense as a percentage of resident and health care revenues decreased to 62.1% for 1997 from 63.1% for 1996. Same Community operating expenses as a percentage of Same Community resident and health care revenues declined to 62.6% in 1997 from 63.1% in 1996.

         General and Administrative. General and administrative expense increased to $6.7 million for the year ended December 31, 1997, as compared to $5.7 million for 1996, representing an increase of $1.0 million, or 17.5%. Of this increase, approximately $700,000 was related to increases in salaries and benefits and the remaining increase of approximately $300,000 resulted from continued investments in infrastructure necessary to support the Company's growth. General and administrative expense as a percentage of total revenues decreased to 7.4% for 1997 from 7.7% for 1996.

         Lease Expense. The Company incurred lease expense of $3.4 million for the year ended December 31, 1997, primarily as a result of the sale-leaseback by the Company of two of its communities in January 1997 (the "Sale-Leaseback Transaction"), as well as new leases entered into for an assisted living residence in May 1997 and a senior living community in October 1997. The Company did not incur lease expense in 1996.

         Depreciation and Amortization. Depreciation and amortization expense decreased by $270,000 to $6.6 million in 1997 from $6.9 million in 1996. Reductions in depreciation and amortization resulting from the Sale-Leaseback Transaction were largely offset by increases relating to acquisitions. Same Community depreciation and amortization expense decreased to $4.2 million for the year ended December 31, 1997, from $5.3 million for 1996, as a result of the Sale-Leaseback Transaction.

         Other Income (Expense). Interest expense increased to $15.1 million in 1997 from $12.2 million in 1996, representing an increase of $2.9 million, or 23.8%. The increase in interest expense was primarily attributable to the issuance in 1997 of $138.0 million of Convertible Debentures and additional indebtedness incurred in connection with the acquisition of two senior living communities in May 1996 and the acquisition of two assisted living residences in May 1997, partially offset by the repayment of certain indebtedness in connection with the Sale-Leaseback Transaction. Interest expense, as a percentage of total revenues, increased to 16.7% for 1997 from 16.6% in 1996. Interest income increased to $2.7 million for 1997 from $434,000 for 1996, primarily as a result of income generated during 1997 from the investment of net proceeds of the Company's initial public offering and the issuance of the Convertible Debentures.

         Income Tax Expense. Income tax expense related to continuing operations in 1997 was $4.4 million (including the $3.0 million charge recorded as a result of the reorganization of ARCLP from a non-taxable limited partnership into the Company, a taxable corporation) as compared to income tax benefit of $920,000 in 1996. Excluding the effect of the $3.0 million tax charge, on a pro forma basis assuming the Company was a taxable entity for all of 1997, income taxes related to continuing operations would have been $2.2 million assuming the Company's effective tax rate of 36%. A pro forma adjustment has been reflected to provide for comparative income taxes as though the Company had been subject to corporate income taxes in 1996. In 1996, the Predecessor recorded an income tax benefit and a deferred tax asset of $920,000 because of the anticipated utilization of net operating loss carryforwards that would offset taxable gains from the sale-leaseback transaction.

         Extraordinary Loss. In December 1997, the Company recorded an extraordinary loss of $6.3 million, net of taxes, related to costs associated with the prepayment of $65.1 million of indebtedness. The 1997 amount expensed included yield maintenance fees, the buy-out of the lender's participation interest in two of the Company's communities, and the write-off of unamortized financing costs. In 1996, the Company wrote off $2.3 million of unamortized financing costs in connection with the refinancing of $62.0 million of mortgage financing.

DISCONTINUED OPERATIONS

         During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter ended December 31, 1998, the Company determined that an acceptable reimbursement system will not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the years ended December 31, 1998, 1997, and 1996 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $1.2 million and $155,000 for the years ended December 31, 1998 and 1997, respectively, and income of $44,000 for the year ended December 31, 1996. During the fourth quarter ended December 31, 1998, the Company also recorded an after tax charge of $902,000, or $0.06 per share, related primarily to the impairment of unamortized costs in excess of net assets acquired in home health care agency acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, and cash flows from operations. At December 31, 1998, the Company had $300.7 million of indebtedness outstanding, including $138.0 million of Convertible Debentures and $91.9 million of indebtedness to a capital corporation, with fixed maturities ranging from October 2000 to April 2028. As of December 31, 1998, approximately 91.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness carried an average rate of 6.6% as of December 31, 1998. As of December 31, 1998, the Company had working capital of $25.8 million.

         Net cash provided by operating activities was $18.3 million for the year ended December 31, 1998, as compared with $11.1 million and $11.7 million for the years ended December 31, 1997 and 1996, respectively. The Company's unrestricted cash balance was $20.4 million as of December 31, 1998, as compared to $44.6 and $3.2 million as of December 31, 1997 and 1996, respectively.

         Net cash used by investing activities was $151.1 million for the year ended December 31, 1998, as compared with $22.6 million and $67.6 million, respectively, for the years ended December 31, 1997 and 1996. During the year ended December 31, 1998, the Company acquired FGI, including payments for related purchase options, management contracts and transaction costs, net of cash acquired, for $37.4 million, made additions to land, buildings, and equipment, including construction activity, of $31.9 million, advanced construction funds of $11.1 million to third parties, and increased notes receivable by $19.7 million and assets limited as to use by $45.0 million, primarily as a result of certain leasing transactions. Additionally, during the year ended December 31, 1998, the Company made investments in joint ventures of $3.1 million and made other investments, primarily purchase options, of $4.7 million.

         Net cash provided by financing activities was $108.5 million for the year ended December 31, 1998, as compared with $52.8 million and $55.3 million, respectively, for the years ended December 31, 1997 and 1996. The Company had net proceeds from its July 1998 public equity offering of $64.8 million, borrowings of $53.7 million under long-term debt arrangements, and made principal payments on its indebtedness of $12.8 million during the year ended December 31, 1998. The principal payments primarily related to debt assumed in the FGI transaction, which was repaid immediately after closing of the FGI transaction. The Company also received $4.2 million from the sale of life estate contracts and made principal payments under master trust agreements of $1.7 million.

         In July 1998, the Company entered into a $36.0 million fixed rate first mortgage secured by one of its senior living communities. The mortgage bears interest at a fixed rate of 6.87% and matures in July 2008.

         The Company maintains a $50.0 million revolving credit facility and a $4.0 million line of credit secured by certain of the Company's existing communities, which are available for general use. As of December 31, 1998, $15.0 million was outstanding under the $50.0 million facility and approximately $1.7 million of the $4.0 million line had been used to obtain letters of credit. Subsequent to December 31, 1998, the Company received a commitment to expand the $50.0 million revolving credit facility to $70.0 million.

         The $50.0 million revolving credit facility contains financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity and capital expenditure reserve levels at certain of its communities and a financial covenant requiring a minimum net worth level for the Company. All of the Company's owned communities are subject to mortgages, seven of which serve as blanket collateral for the indebtedness payable to a capital corporation and as collateral for the $50.0 million revolving credit facility. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. Additionally, substantially all of such indebtedness is cross-defaulted.

         The Company entered into a $4.5 million secured term loan and a $6.0 million unsecured acquisition line of credit with a bank subsequent to December 31, 1998. The current balance of the term loan is $4.7 million which matures December 31, 1999 and is secured by mortgage. The line of credit matures May 1, 2001. The $4.5 million and $6.0 million credit facilities contain restrictive covenants respecting the Company. The Company is also currently negotiating an additional $50.0 million acquisition and development line of credit with a bank.

         The aggregate estimated cost to complete and lease-up the 35 senior living communities currently under construction or development is approximately $400.0 million to $425.0 million. In addition, the Company plans to expand nine of its communities, which is expected to cost approximately $70.0 million to complete and lease-up.

         The Company expects that its current cash, together with cash flow from operations and borrowings available to it under existing and aforementioned pending credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

YEAR 2000

           The Company has assessed the impact of Year 2000 issues on the Company's business, results of operations, and financial condition. The majority of the Company's critical information systems were purchased from outside vendors who have upgraded their applications to be Year 2000 compliant. The Company anticipates substantially completing the testing of its information systems by the second quarter of 1999. The Company is also evaluating other Year 2000 implications associated with its community operations, such as elevators, security systems, HVAC systems, utilities and other major services or supplies. The Company anticipates substantially completing the remediation of such systems and services by the second quarter of 1999.

           The potential impact of Year 2000 issues is also dependent upon corrective measures taken by the businesses and other entities that the Company deems critical to its operations. Communication with significant third parties has been initiated to determine the status of their Year 2000 compliance; however, it is not possible, at present, to determine the effect on the Company if third party remediation efforts are not completed in a timely manner.

           While the Company expects to adequately resolve all Year 2000 issues, a "reasonably likely worst case" scenario could include supplier disruption and potential delay in reimbursement from certain agencies. The Company intends to address the possible consequences of these issues through community-specific supplier contingency plans and a prudent level of liquidity.

           The Company is unable to quantify the potential effect of Year 2000 issues on its results of operations, liquidity, and financial position. The total cost of compliance measures is not estimated to be material and is being funded through operating cash flows and expensed as incurred.

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

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

           This report and the letter accompanying it contain certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's business and operating and growth strategies, including its development and acquisition plans. Investors are cautioned that all forward-looking statements involve risks and uncertainties. These risks include the risks discussed in "Business -- Risk Factors" in this report. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosure About Interest Rate Risk: The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. (See Note 8 to the Consolidated Financial Statements and Management's Discussion and Analysis - Liquidity and Capital Resources appearing elsewhere in this Form 10-K.) The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Financial Statements                                         37

        Independent Auditors' Report                                          38

        Consolidated Balance Sheets --- December 31, 1998 and 1997            39

        Consolidated Statements of Operations --- Years ended December 31,
        1998, 1997 and 1996                                                   40

        Consolidated Statements of Changes in Partners'/Shareholders' Equity
        --- Years ended December 31, 1998, 1997 and 1996                      42

        Consolidated Statements of Cash Flows --- Years ended December 31,
        1998, 1997 and 1996                                                   43

        Notes to Consolidated Financial Statements                            45

         INDEPENDENT AUDITORS' REPORT

         The Board of Directors
         American Retirement Corporation:

         We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in partners'/shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the related consolidated statements of operations, changes in partners'/shareholders' equity and cash flows of American Retirement Communities, L.P. and its consolidated entities (the Predecessor) for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, and the results of operations and cash flows of American Retirement Communities, L.P. and its consolidated entities for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities to adopt the provisions of Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1998.

         KPMG LLP

         Nashville, Tennessee
         February 17, 1999

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                                          December 31
                                                                                    -----------------------
                                                                                       1998          1997
                                                                                     --------     ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 20,400     $  44,583
    Assets limited as to use                                                            4,747         2,654
    Accounts receivable, net                                                           11,158         6,178
    Advances for development projects                                                  11,136            --
    Inventory                                                                             826           483
    Prepaid expenses                                                                    1,627         1,052
    Deferred income taxes                                                               1,580         4,332
    Other current assets                                                                2,972         1,003
                                                                                     --------     ---------
      Total current assets                                                             54,446        60,285

Assets limited as to use, excluding amounts classified as current                      58,035         7,332
Land, buildings and equipment, net                                                    391,468       229,898
Notes receivable                                                                       19,731            --
Marketable securities                                                                      --            52
Costs in excess of net assets acquired, net                                            37,790         1,656
Other assets                                                                           34,384        17,931
                                                                                     --------     ---------
      Total assets                                                                   $595,854     $ 317,154
                                                                                     ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                $  1,426     $     316
    Accounts payable                                                                    6,543         2,429
    Accrued expenses                                                                   15,376         9,796
    Other current liabilities                                                           5,297            --
                                                                                     --------     ---------
      Total current liabilities                                                        28,642        12,541

Long-term debt, excluding current portion                                             161,261        99,038
Convertible subordinated debentures                                                   137,980       138,000
Refundable portion of life estate fees                                                 48,805            --
Deferred life estate income                                                            43,715            --
Tenant deposits                                                                         6,865         5,290
Deferred gain on sale-leaseback transactions                                            3,620         4,073
Deferred income taxes                                                                  16,631         3,689
Other liabilities                                                                       2,493           605
                                                                                     --------     ---------
      Total liabilities                                                               450,012       263,236

Shareholders' equity
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued
      or outstanding                                                                       --            --
    Common stock, $.01 par value; 50,000,000 shares authorized, 17,118,385
      and 11,420,860 shares issued and outstanding, respectively                          171           114
    Additional paid-in capital                                                        145,170        60,203
    Retained earnings (accumulated deficit)                                               501        (6,399)
                                                                                     --------     ---------
      Total shareholders' equity                                                      145,842        53,918
                                                                                     --------     ---------
      Total liabilities and shareholders' equity                                     $595,854     $ 317,154
                                                                                     ========     =========




See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                                               Predecessor
                                                                                                             ---------------
                                                                                          Years ended December 31,
                                                                                   -------------------------------------------
                                                                                            1998          1997          1996
                                                                                   -------------------------------------------
Revenues:
   Resident and health care                                                              $ 130,036      $ 88,416      $ 71,409
   Management and development services                                                      12,321         1,765         1,739
                                                                                   -------------------------------------------
     Total revenues                                                                        142,357        90,181        73,148

Operating expenses:
   Community operating expense                                                              82,698        54,921        45,084
   Lease expense, net                                                                        9,063         3,405            --
   General and administrative                                                               10,581         6,717         5,657
   Depreciation and amortization                                                            10,025         6,632         6,900
   Merger related costs                                                                        994            --            --
                                                                                   -------------------------------------------
     Total operating expenses                                                              113,361        71,675        57,641
                                                                                   -------------------------------------------
     Operating income                                                                       28,996        18,506        15,507

Other income (expense):
   Interest expense                                                                        (17,924)      (15,056)      (12,160)
   Interest income                                                                           4,092         2,675           434
   Other                                                                                      (162)           (1)          788
                                                                                   -------------------------------------------
     Other expense, net                                                                    (13,994)      (12,382)      (10,938)

     Income from continuing operations before income taxes, extraordinary item
       and cumulative effect of change in accounting principle                              15,002         6,124         4,569

Income taxes                                                                                 5,652         4,435          (920)
                                                                                   -------------------------------------------
     Income from continuing operations before extraordinary item and cumulative
       effect of change in accounting principle                                              9,350         1,689         5,489

Discontinued operations
   Income (loss) from home health operations, net of tax                                    (1,244)         (155)           44
   Write-off of home health assets, net of tax                                                (902)           --            --
                                                                                   -------------------------------------------

     Income before extraordinary item and cumulative effect of change
       in accounting principal                                                               7,204         1,534         5,533

Extraordinary item - loss on extinguishment of debt, net of tax                                 --         6,334         2,335

Cumulative effect of change in accounting for start-up costs, net of tax                      (304)           --            --
                                                                                   -------------------------------------------

     Net income (loss)                                                                   $   6,900      $ (4,800)     $  3,198
                                                                                   ===========================================

Preferred return on special redeemable preferred limited partnership interests                  --            --         1,104
                                                                                   -------------------------------------------

     Net income (loss) available for distribution to partners and shareholders           $   6,900      $ (4,800)     $  2,094
                                                                                   ===========================================

Pro forma earnings data:
   Income from continuing operations before income taxes and extraordinary item                         $  6,124      $  4,569
   Pro forma income tax expense                                                                            2,210         1,644
                                                                                                 -----------------------------
   Pro forma income from continuing operations before extraordinary item                                   3,914         2,925
   Income (loss) from discontinued operations, net of pro forma tax                                         (155)           27
                                                                                                 -----------------------------
   Pro forma income before extraordinary item                                                              3,759         2,952
   Preferred return on special redeemable preferred limited partnership interests                             --         1,104
                                                                                                 -----------------------------
   Pro forma income before extraordinary item available for distribution to partners
     and shareholders                                                                                   $  3,759      $  1,848
                                                                                                 =============================





See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(in thousands, except per share data)

                                                                                                               Predecessor
                                                                                                             ---------------
                                                                                          Years ended December 31,
                                                                                   -------------------------------------------
                                                                                            1998          1997          1996
                                                                                   -------------------------------------------
Basic earnings per share:
   Basic earnings per share from continuing operations before extraordinary item and
     cumulative effect of change in accounting principle                                    $ 0.67
   Loss from home health operations, net of tax                                              (0.09)
   Write-off of home health assets, net of tax                                               (0.06)
   Cumulative effect of change in accounting principle, net of tax                           (0.02)
                                                                                    --------------
   Basic earnings per share                                                                 $ 0.49
                                                                                    ==============

Diluted earnings per share:
   Diluted earnings per share from continuing operations before extraordinary item          $ 0.66
   Loss from home health operations, net of tax                                              (0.09)
   Write-off of home health assets, net of tax                                               (0.06)
   Cumulative effect of change in accounting principle, net of tax                           (0.02)
                                                                                    --------------
   Diluted earnings per share                                                               $ 0.49
                                                                                    ==============

Pro forma basic earnings per share:
   Pro forma basic earnings per share from continuing operations before extraordinary item               $  0.37        $ 0.31
   Loss from home health operations, net of tax                                                            (0.01)           --
   Preferred return on special redeemable preferred limited partnership interests                             --          0.12
                                                                                                 -----------------------------
   Pro forma basic earnings per share before extraordinary item available for
     distribution to partners and shareholders                                                           $  0.36        $ 0.20
                                                                                                 =============================

Pro forma diluted earnings per share:
   Pro forma diluted earnings per share from continuing operations before extraordinary item             $  0.37        $ 0.31
   Loss from home health operations, net of tax                                                            (0.01)           --
   Preferred return on special redeemable preferred limited partnership interests                             --          0.12
                                                                                               -------------------------------
   Pro forma diluted earnings per share before extraordinary item available for
     distribution to partners and shareholders                                                           $  0.35        $ 0.20
                                                                                               ===============================

Weighted average shares used for basic earnings per share data                              13,947        10,577         9,375
Effect of dilutive common stock options                                                        127            98            --
                                                                                   -------------------------------------------
Weighted average shares used for diluted earnings per share data                            14,074        10,675         9,375
                                                                                   ===========================================




See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'/SHAREHOLDERS' EQUITY (in thousands, except share data)

                                                                   Special
                                                      General     Redeemable
                                                        and       Preferred                                       Retained
                                                      Limited      Limited           Common Stock     Additional   Earnings
                                                     Partners'   Partnership      ------------------   Paid-In   (Accumulated
                                                     Interests     Interests      Shares      Amount   Capital     Deficit)   Total
                                                 ----------------------------------------------------------------------------------

Balance at December 31, 1995                        $    41,823   $    10,000            --   $    --  $     --  $    --   $ 51,823
Net income                                                2,094         1,104                                                 3,198
Redemption of preferred partnership interests                         (10,000)                                              (10,000)
Distribution to partners                                 (6,035)       (1,104)                                               (7,139)
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1996                             37,882            --            --        --        --       --     37,882

Net income (loss)                                         1,599                                                   (6,399)    (4,800)
Distribution to partners                                 (2,500)                                                             (2,500)
Reorganization Note                                     (21,875)                                                            (21,875)
Transfer of partnership equity for shares of
  common stock                                          (15,106)                  7,812,500        78    15,028                  --
Net proceeds from initial public offering                                         3,593,750        36    44,954              44,990
Issuance of common stock pursuant to employee
  stock purchase plan                                                                14,610                 221                 221
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1997                                 --            --    11,420,860       114    60,203   (6,399)    53,918

Net income                                                                                                         6,900      6,900
Conversion of subordinated debentures                                                   832                  20                  20
Issuance of common stock in FGI Transaction                                       1,370,000        14    19,765              19,779
Net proceeds from public offering                                                 4,297,500        43    64,762              64,805
Issuance of common stock pursuant to employee
  stock purchase plan                                                                16,190                 235                 235
Issuance of common stock pursuant to stock options
  exercised                                                                          13,003                 185                 185
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 1998                        $        --   $        --    17,118,385   $   171  $145,170  $   501   $145,842
                                                  =================================================================================





See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                         Predecessor
                                                                                                         -----------
                                                                                       Years ended December 31,
                                                                              --------------------------------------
                                                                                  1998          1997         1996
                                                                              --------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                          $   6,900     $  (4,800)    $  3,198
         (Income) loss from discontinued operations, net of tax                    1,244           155          (44)
         Write-off of home health assets, net of tax                                 902            --           --
         Cumulative effect of change in accounting principle, net of tax             304            --           --
         Extraordinary loss on extinguishment of debt, net of tax                     --         6,334        2,335
                                                                              --------------------------------------
    Income from continuing operations                                              9,350         1,689        5,489
    Adjustments to reconcile net income from continuing operations to net cash and cash equivalents provided by continuing operations:
         Depreciation and amortization                                            10,025         6,632        6,900
         Amortization of deferred financing costs                                    754           193           --
         Amortization of deferred entrance fees                                   (2,932)           --           --
         Deferred income taxes                                                     3,923         4,162         (920)
         Amortization of deferred gain on sale-leaseback transactions               (453)         (341)          --
         Write-down of value of insurance policies                                    --            --           66
         Gain on sale of assets                                                      (80)          (35)        (874)
         Losses from unconsolidated joint ventures                                   608            --           --
    Changes in assets and liabilities, net of effects from
    acquisitions:
         Increase in accounts receivable                                          (3,642)       (2,831)        (431)
         Increase in inventory                                                       (95)          (63)         (56)
         Increase in prepaid expenses                                               (346)         (584)        (105)
         (Increase) decrease in other assets                                      (2,195)       (1,956)         521
         Increase (decrease) in accounts payable                                   2,907           (12)        (249)
         Increase in accrued expenses and other current liabilities                2,135         3,322        1,130
         Increase in tenant deposits                                                 496           673          202
         Increase (decrease) in other liabilities                                   (172)          371          (27)
                                                                              --------------------------------------
Net cash and cash equivalents provided by continuing operations                   20,283        11,220       11,646
Net cash and cash equivalents provided by (used in) discontinued operations       (1,941)         (125)          50
                                                                              --------------------------------------
Net cash and cash equivalents provided by operating activities                    18,342        11,095       11,696

Cash flows from investing activities:
    Additions to land, buildings and equipment                                   (31,888)      (29,307)      (8,361)
    Expenditures for acquisitions, net of cash received                          (37,358)      (17,489)     (63,184)
    Advances for development projects                                            (11,136)           --           --
    Investments in joint ventures                                                 (3,143)       (1,411)          --
    Notes receivable                                                             (19,731)           --           --
    Proceeds from (purchases of) assets whose use is limited                     (44,975)       (3,916)       2,578
    Purchases of other investments                                                (4,704)         (859)          --
    Proceeds from the maturity of marketable securities                              132            --           --
    Proceeds from the sale of assets                                               1,736        30,412        1,346
                                                                              --------------------------------------
Net cash and cash equivalents used in investing activities                      (151,067)      (22,570)     (67,621)




See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                                         Predecessor
                                                                                                         -----------
                                                                                       Years ended December 31,
                                                                              --------------------------------------
                                                                                  1998          1997         1996
                                                                              --------------------------------------
Cash flows from financing activities:
    Net proceeds from public offerings                                            64,805        44,990           --
    Net proceeds from convertible debenture offering                                  --       134,220           --
    Proceeds from issuance of stock through employee stock purchase plan             235           221           --
    Proceeds from exercise of stock options                                          185            --           --
    Repayment of reorganization note                                                  --       (21,875)          --
    Payment of redeemable preferred interests                                         --        (5,195)      (4,805)
    Distribution to partners                                                          --        (4,132)      (6,952)
    Expenditures for financing costs                                                 (77)         (333)      (1,364)
    Costs paid in connection with extinguishment of debt                              --        (9,534)          --
    Proceeds from life estate sales                                                4,161            --           --
    Proceeds from the issuance of long-term debt                                  53,717        14,275       73,922
    Principal reductions in master trust liability                                (1,732)           --           --
    Principal payments on long-term debt                                         (12,752)      (99,801)      (5,479)
                                                                              --------------------------------------
Net cash and cash equivalents provided by financing activities                   108,542        52,836       55,322

    Net increase (decrease) in cash and cash equivalents                         (24,183)       41,361         (603)
                                                                              --------------------------------------
Cash and cash equivalents at beginning of year                                    44,583         3,222        3,825
                                                                              --------------------------------------
Cash and cash equivalents at end of year                                       $  20,400     $  44,583     $  3,222
                                                                              =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest (including capitalized
      interest)                                                                $  18,359     $  13,130     $ 11,907
                                                                              =====================================
    Income taxes paid                                                          $     249     $      86     $     55
                                                                              =====================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
During the respective years, the Company (and Predecessor) acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:

    Current assets                                                         $  7,378       $   128         $ 497
    Costs in excess of net assets acquired                                   35,938            --            --
    Other assets                                                            151,875        12,869           674
    Current liabilities                                                      15,471           235           502
    Long-term debt                                                           22,368        14,191            --
    Other liabilities                                                        74,793           767            --

During the year ended December 31, 1998, 1,370,000 shares of common stock were issued as partial consideration in the FGI transaction and 832 shares of common stock were issued upon the conversion of $20 of convertible subordinated debentures.






See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND PRESENTATION

The accompanying financial statements as of and for the years ended December 31, 1998 and 1997 include the consolidated financial statements of American Retirement Corporation (the Corporation) and its wholly-owned and majority owned subsidiaries (collectively referred to as the Company). The accompanying financial statements for the year ended December 31, 1996 include the consolidated financial statements of American Retirement Communities, L.P. (ARCLP) and its wholly-owned subsidiaries (collectively referred to as the Predecessor). All material intercompany transactions and balances have been eliminated in consolidation.

In February 1997, the Corporation was incorporated for purposes of effecting a reorganization of ARCLP and to complete an initial public offering (IPO). In the reorganization, all of ARCLP's assets and liabilities were contributed to the Corporation in exchange for 7,812,500 shares of common stock and a promissory note to ARCLP in the original principal amount of $21.9 million. ARCLP's historical carrying values for assets and liabilities were carried over to the Corporation upon consummation of the reorganization. As a result of the conversion from a limited partnership to a corporation, the Corporation recorded a deferred income tax liability of approximately $3.0 million resulting from the difference between the accounting and the tax bases of the assets and liabilities carried over from ARCLP. Such amount is included in the Company's 1997 income tax expense. Immediately prior to the IPO, which was completed on May 30, 1997, ARCLP distributed its common stock of the Corporation to its partners. The Corporation sold an additional 3,593,750 shares of its common stock in the IPO. Total proceeds to the Corporation from the IPO were $45.0 million, after underwriting and issuance costs. A portion of the proceeds was utilized on June 4, 1997 to repay the $21.9 million promissory note to ARCLP and ARCLP distributed such amount to its limited partners.

The income taxes on earnings of ARCLP were the responsibility of the partners. The pro forma adjustments reflected on the consolidated statements of operations for the years ended December 31, 1997 and 1996 provides for income taxes, at an effective tax rate of 36%, assuming ARCLP was subject to taxes and excludes the $3.0 million charge resulting from the difference between the accounting and tax bases of ARCLP's assets and liabilities at the time of the conversion from a limited partnership to a taxable corporation. Pro forma earnings per share is based on the number of shares that would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note at the IPO price of $14.00 per share.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

The Company principally provides housing, health care, and other related services to residents through the operation and management of numerous senior living communities located throughout the United States. The communities provide a combination of independent living, assisted living and skilled nursing services. The Company is subject to competition from other senior living providers within its markets. The following is a summary of significant accounting policies.

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

Recognition of Revenue: The Company provides residents with housing and health care services through various types of agreements.

The majority of the communities provide housing and health care services through annually renewable agreements with the residents. Under these agreements, the residents pay a monthly housing fee, which entitles them to the use of certain amenities and services. Residents may elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes revenues under these agreements on a monthly basis when earned.

Certain communities provide housing and health care services through entrance fee agreements with the residents. Under these agreements, residents pay a fee upon entering into a lifecare contract. The fee obligates the Company to provide certain levels of future health care services to the resident for life. The agreement terminates when the unit is vacated. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of life estate fees, a long-term liability, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon annually adjusted actuarial projections. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

The Company also provides housing to residents at certain communities under an entrance fee agreement whereby the fee is fully refundable to the resident or the resident's estate upon the occupation of the unit by the next resident. The resident also shares in a percentage, typically 50%, of the appreciation in the entrance fee from the succeeding resident. The entrance fee is recorded by the Company as refundable portion of life estate fees and is amortized into revenue using the straight-line method over 40 years, the life of the buildings. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of one year or until the date of reoccupation of the unit.

Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Resident and health care revenues, primarily Medicare, subject to retroactive adjustments were 4.7%, 6.9%, and 4.6% of resident and health care revenues in 1998, 1997, and 1996, respectively.

Management services revenue is recorded monthly as earned and relates to providing certain management and administrative support services under management agreements with the owners of senior living communities. Such fees are based on a percentage of revenues, income or cash flows of the managed community, or a negotiated fee per the management agreement.

The Company provides development services to owners of senior living communities. Fees are based upon a percentage of the total construction costs of the community. Development services revenue is recognized under the percentage-of-completion method based upon the Company's costs of providing such services.

Cash and Cash Equivalents: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities: Marketable securities consist of U.S. Treasury securities classified as held-to-maturity securities, which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Assets Limited as to Use: Assets limited as to use include assets held by lenders under loan agreements in escrow for property taxes and property improvements, operating reserves required by certain state licensing authorities, certificates of deposit held as collateral for letters of credit or in conjunction with leasing activity or to support operating deficit agreements, and resident deposits.

Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of the communities. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of their useful life or remaining lease term. Construction in progress includes costs incurred related to the development and construction of senior living communities. If a project is abandoned, any costs previously capitalized are expensed.

Notes Receivable: Notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Costs in excess of net assets acquired is net of accumulated amortization of $604,000 and $72,000 at December 31, 1998 and 1997, respectively. Amortization expense was $532,000 and $72,000 for the years ended December 31, 1998 and 1997, respectively. There was no amortization of costs in excess of net assets acquired in 1996.

Other Assets: Other assets consists primarily of security deposits, purchase options, deferred financing costs (including convertible debenture offering costs), costs of acquiring lifecare contracts and investments in joint ventures. Deferred financing costs are being amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community.

Investments in joint ventures includes the Company's investments in joint ventures organized to develop senior living communities. The Company is providing full development services related to, and has entered into management agreements to manage, the related communities. The Company accounts for its investments in 20-50% owned joint ventures under the equity method. At December 31, 1998 and 1997, the Company's investment in joint ventures was approximately $3.9 million and $1.4 million, respectively.

Start-up Costs: On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. SOP No. 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP No. 98-5 defines start-up activities broadly to include those one-time activities related to: opening a new facility; introducing a new product or service; conducting business in a new territory; conducting business with a new class of customer or beneficiary; initiating a new process in an existing facility; or commencing some new operation. Start-up activities also include activities related to organizing a new entity (costs of such activities are commonly referred to as organization costs). SOP No. 98-5 is effective January 1, 1999, however early application is permitted. Initial application of SOP No. 98-5 must be as of the beginning of the fiscal year in which it is first adopted, and restatement of previously issued financial statements is not permitted. Previously capitalized start-up costs must be written-off upon adoption of SOP No. 98-5.

The Company elected to adopt the provisions of SOP No. 98-5 in 1998. Accordingly, effective January 1, 1998, the Company recorded a cumulative effect of the change in accounting for start-up costs of $304,000, net of tax, in the consolidated statement of operations. Start-up costs subsequent to the adoption of SOP No. 98-5 are expensed as incurred. The impact of the adoption was not material to operating results for the year ended December 31, 1998.

Obligation to Provide Future Services: Under the terms of certain lifecare contracts, the Company is obligated to provide future services to its residents. The Company calculates the present value of the net cost of future services and use of facilities annually and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 1998, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

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

Earnings per Share: Basic earnings per share ("EPS") is computed by dividing income available for distribution to partners and common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The effect from assumed conversion of the Company's convertible debentures would have been anti-dilutive in 1998 and 1997 and was therefore not included in the computation of diluted EPS.

Stock-Based Compensation: The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, accounts receivable, marketable securities, and tenant deposits approximate their fair values because of the short-term nature of these accounts. The carrying value of notes receivable approximate their fair value because the notes earn interest at a variable rate based on LIBOR. The carrying value of debt approximates fair value as the interest rates approximate the current rates available to the Company.

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

Comprehensive Income: The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During 1998, 1997 and 1996, the Company's only component of comprehensive income was net income (loss).

Segment Disclosures: During 1998, Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information became effective for the Company. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates in one business segment.

Reclassifications: Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

(3) DISCONTINUED OPERATIONS

During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of prospective pay or major revisions to the United States interim payment system now in effect. During the fourth quarter ended December 31, 1998, the Company determined that an acceptable reimbursement system will not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the years ended December 31, 1998, 1997, and 1996 have been reclassified to discontinued operations. The Company recorded losses from home health operations, net of tax, of $1.2 million and $155,000 for the years ended December 31, 1998 and 1997, respectively, and income of $44,000 for the year ended December 31, 1996. Additionally, during the fourth quarter ended December 31, 1998, the Company recognized an after tax charge of $902,000, or $0.06 per share, related primarily to the impairment of unamortized costs in excess of net assets acquired in home health care agency acquisitions.

(4) ACQUISITIONS

On July 14, 1998, the Company acquired privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and with Robert G. Roskamp, FGI's Chairman. The acquisition resulted in the ownership of three continuing care retirement communities ("CCRCs") and the management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The consideration paid at closing was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million to enter into two of the management contracts. The transaction was accounted for as a purchase and the consolidated financial statements include the operations of the acquired entities effective July 1, 1998. The transaction resulted in costs in excess of net assets acquired of approximately $35.9 million which is being amortized on a straight-line basis over forty years.

The following unaudited condensed consolidated pro forma results of continuing operations assumes the above referenced acquisition had been consummated as of the beginning of the periods presented. The 1997 data is before extraordinary item and also includes the pro forma tax adjustment and pro forma shares outstanding as described in Note 1.

                                                          Years ended December 31,
                                                           1998              1997
                                                          --------         --------
                  Total revenues                          $159,801         $127,150
                  Net income                              $  6,873         $  3,864
                  Diluted earnings per share              $   0.47         $   0.32
                  Weighted average diluted shares           14,747           12,045

In May 1997, the Company acquired senior living communities in Tarpon Springs, Florida and Corpus Christi, Texas. In December 1997, the Company acquired a senior living community in Charlotte, North Carolina. The aggregate consideration for these transactions was approximately $19.9 million, approximately $14.3 million of which was financed through mortgage loans and the remaining $5.6 million was paid in cash. The transactions were accounted for as purchases and the purchase price was allocated to land, buildings, and equipment. The operations of these communities were included in the earnings of the Company from the date of their acquisitions. The 1997 acquisitions did not meet the requirements for presentation of pro forma operating results.

(5) NOTES RECEIVABLE

The Company finances the cost of certain retirement communities owned by others that are leased or managed by the Company. The notes receivable generally earn interest at variable rates based on 200 basis points in excess of the 30 day LIBOR rate, which is recalculated monthly. Interest and principal are due monthly based on a 25 year amortization. The notes receivable mature from March 2005 through December 2005 and are secured by the related retirement communities. None of the notes receivable were impaired at December 31, 1998.

(6) LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                                                               1998             1997
                                                                             --------         --------
                  Land                                                       $ 63,262         $ 37,584
                  Buildings and improvements                                  320,109          183,920
                  Furniture, fixtures, and equipment                           21,518           12,320
                  Leasehold improvements                                          515              240
                                                                             --------         --------
                                                                              405,404          234,064
                  Less accumulated depreciation and amortization               27,625           18,648
                                                                             --------         --------
                                                                              377,779          215,416
                  Construction in progress                                     13,689           14,482
                                                                             --------         --------
                  Total                                                      $391,468         $229,898
                                                                             ========         ========

The Company capitalized $1.5 million and $554,000 of interest costs during 1998 and 1997, respectively. No interest was capitalized in 1996.

Depreciation expense was $9.1 million, $6.3 million and $6.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

In January 1997, ARCLP entered into sale-leaseback transactions with a third party for the land, buildings, and equipment of two senior living communities. The net cash proceeds to ARCLP from the sale of the communities were $27.5 million. The proceeds from the sale were used to retire debt totaling $14.6 million and to fund the redemption of redeemable preferred limited partnership interests of $5.2 million. ARCLP entered into a ten-year operating lease for the communities. Lease payments consist of base rent aggregating $2.5 million per year and additional rent based upon an increase in revenues from the leased communities not to exceed 2.5% of the prior year's rent. The leases contain three separate ten-year renewal options. ARCLP realized a gain on the sale of these communities of $4.6 million, which was deferred and is being amortized against rent expense on a straight-line basis over the lease term.

(7) OTHER ASSETS

Other assets at December 31, 1998 and 1997 consist of the following (in thousands):

                                                                                     1998            1997
                                                                                    -------         -------
                  Security deposits                                                 $ 6,306         $ 6,093
                  Purchase options                                                   11,600           4,600
                  Costs of acquiring lifecare contracts, net                          3,466              --
                  Deferred lifecare fee receivable                                    3,467              --
                  Deferred financing costs, net of accumulated amortization           3,736           4,395
                  Investments in joint ventures                                       3,946           1,411
                  Other                                                               1,863           1,432
                                                                                    -------         -------
                     Total                                                          $34,384         $17,931
                                                                                    =======         =======

(8) LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                                                           1998             1997
                                                                                         --------         --------
Lexington-Fayette Urban County Government Residential Facilities Revenue Bonds
refinanced May 1, 1987, collateralized by mortgage liens on certain property and equipment. The refinancing bond issue is remarketed to set the coupon rate on
April 1 of each year (3.9% for the year ended March 31, 1999) until the bonds
mature on April 1, 2015. Interest is due semi-annually on April 1 and October 1          $  8,010         $  8,010

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal payments due monthly in varying amounts with remaining principal and unpaid interest due at maturity on December 31, 2002. The loan is
secured by certain land, buildings, equipment, and assignment of rents and leases.           62,330           62,330

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal payments of $20,000 per month with remaining principal and unpaid interest due at maturity on December 31, 2001. The loan is secured by
certain land, buildings, equipment, and assignment of rents and leases.                      14,540           14,780

Mortgage note payable bearing interest at a fixed rate of 9.25%. Principal and interest of $49,467 due monthly through April 1, 2028. The loan is secured by
certain land, buildings, equipment, and assignment of rents and leases.                       5,987            6,025

Mortgage note payable bearing interest at a floating rate equal to two hundred seventy-five basis points in excess of the ninety-day LIBOR rate recalculated on the third monthly payment date (8.25% at December 31, 1998)
Principal and interest of $28,597 is due monthly with remaining principal and unpaid interest due on May 9, 2002. The note is secured by certain land,
buildings, equipment, and assignment of rents and leases.                                     3,430            3,477

Mortgage note payable bearing interest at a fixed rate of 9.95%. Interest is due monthly with principal due at maturity on May 31, 2007. The loan is secured by
certain land, buildings, equipment, and assignment of rents and leases.                       4,700            4,700

Mortgage note payable bearing interest at a fixed rate of 6.87%. Principal and interest of $262,747 is due monthly with remaining principal and unpaid interest due on July 31, 2008. The note is secured by certain land, buildings, equipment,
and assignment of rents and leases.                                                          35,892               --

Revolving line of credit in the amount of $50.0 million bearing interest at the rate of LIBOR plus 175 basis points, or 7.0% at December 31, 1998. Interest only
is paid monthly and the loan matures on December 31, 2002.                                   15,000               --

Mortgage note payable bearing interest at a fixed rate of 8.00%. Principal and interest of $66,798 is due monthly with remaining principal and unpaid interest due on July 10, 2021. The note is secured by certain land, buildings, equipment,
and assignment of rents and leases.                                                           8,365               --

Mortgage note payable bearing interest at a fixed rate of 8.65%. Principal and interest of $19,949 is due monthly with remaining principal and unpaid interest due on December 24, 2002. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases.                                                1,638               --

Convertible debentures bearing interest at a fixed rate of 5.75%
Interest is due semi-annually on April 1 and October 1 through October 1, 2002.             137,980          138,000

Other long-term debt, generally payable monthly                                               2,795               32
                                                                                           --------         --------
Total long-term debt                                                                        300,667          237,354
       Less current portion of long-term debt                                                 1,426              316
                                                                                           --------         --------
Long-term debt, excluding current portion                                                  $299,242         $237,038
                                                                                           ========         ========

The aggregate scheduled maturities of long-term debt at December 31, 1998 were as follows (in thousands):

                           1999                                   $  1,426
                           2000                                      3,165
                           2001                                     14,859
                           2002                                    219,337
                           2003                                      1,882
                           Thereafter                               59,998
                                                                  --------
                                                                  $300,667
                                                                  ========

During 1997, the Company issued $138.0 million of 5 3/4% fixed rate convertible subordinated debentures due October 2002 in a public offering. The debentures are non-callable for three years and are convertible at any time by the holders into shares of the Company's common stock at a conversion price of $24.00 per share. The Company received proceeds of $134.2 million, net of offering costs, from the issuance of the debentures. The offering costs were capitalized as deferred financing costs and are being amortized using the straight-line method over the term of the debentures. During 1998, debentures totaling $20,000 were converted into 832 shares of common stock.

During the fourth quarter of 1997, the Company refinanced its mortgage notes with a capital corporation by prepaying a $65.1 million note and refinancing a $62.3 million term loan. The notes were restructured with a $112.3 million credit facility from the capital corporation, of which $62.3 million is a new term loan bearing interest at a fixed rate of 8.2% and $50.0 million is a new revolving line of credit bearing interest at a variable rate of 1.75% over the lender's composite commercial paper rate, both maturing on December 31, 2002. In conjunction with the prepayment, the Company was required to pay $9.5 million for the buyout of the capital corporation's participation rights to future earnings of two of the Company's senior living communities and a prepayment penalty. The Company recognized an extraordinary after-tax charge of $6.3 million, or $.60 per share, for the prepayment penalty, participating rights buyout, and the write-off of unamortized deferred financing costs related to the previous notes. At December 31, 1998, $35.0 million of the revolving line of credit was available to provide working capital and for the construction or acquisition of additional senior living communities.

In 1996, ARCLP refinanced two of its notes held with a capital corporation. The debt was in the form of two notes, one for $38.5 million and one for $23.5 million, both of which had a variable interest rate of 4.5% above the lender's composite commercial paper rate. The maturity date of both notes was October 31, 2001. The refinancing combined the two notes into a single $62.5 million loan bearing interest at a fixed rate of 8.2%. The maturity of the loan is December 31, 2002. In conjunction with the refinancing, ARCLP wrote off unamortized deferred financing costs related to the previous notes of $2.3 million. This write-off was recorded as an extraordinary loss in 1996.

The Company is required to comply with certain restrictive financial and other covenants. Under the terms of various long-term debt agreements, the Company is required to maintain certain deposits with trustees. Such deposits are included in "assets limited as to use" in the financial statements.

(9) REFUNDABLE ENTRANCE FEES AND DEFERRED LIFE ESTATE INCOME

Under certain of the Company's residency and health care agreements for its lifecare communities recently acquired pursuant to the FGI transaction, residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by such land, buildings and equipment. As of December 31, 1998, the remaining obligation under the Master Trust Agreements is $51.4 million and is payable monthly based on a 40-year amortization of each residents' balance. The current installment due in 1999, and annually for the subsequent five-year period, is approximately $1.5 million. The annual obligation is reduced as individual residency agreements terminate.

Upon termination of the resident's occupancy, the resident or the resident's estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident's original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated statement of operations. The Company reports the long-term obligation under the Master Trust Agreements as a refundable portion of life estate fees and deferred life estate income based on the applicable residency agreements. The obligation to the Master Trust is classified as follows at December 31, 1998.



                                                                Other Residency
                                               Master Trust        Agreements            Total
                                               ------------        ----------           -------
Other current liabilities                         $ 1,479            $    --            $ 1,479
Refundable portion of life estate fees             24,307             24,498             48,805
Deferred life estate income                        25,641             18,074             43,715
                                                  -------            -------            -------
                                                  $51,427            $42,572            $93,999
                                                  =======            =======            =======

(10) PARTNERS'/SHAREHOLDERS' EQUITY

As discussed in Note 1, in connection with a 1995 roll-up transaction, the shareholders of a predecessor corporation and the partners in various partnerships exchanged their common stock or partnership interests for limited partnership interests in ARCLP. Additionally, holders of $10.0 million of notes payable from an affiliated limited partnership exchanged these notes for special redeemable preferred limited partnership interests in ARCLP. Such preferred interests were entitled to a cumulative 15% preferred distribution. The preferred interests were redeemable, in whole or in part, at the option of ARCLP. During 1996, ARCLP redeemed $4.8 million of the preferred limited interests, and on December 4, 1996, ARCLP approved the redemption of the remaining $5.2 million. Accordingly, the $5.2 million was removed from equity and recorded as redemption payable at December 31, 1996. It was redeemed in January 1997. ARCLP distributed $2.5 million and $7.1 million in 1997 and 1996, respectively, including $1.1 million of preferred distributions during 1996. ARCLP was reorganized concurrent with the IPO.

On August 4, 1998, the Company completed a public offering of 4,500,000 shares of common stock, of which 4,297,500 were sold by the Company and 202,500 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $64.8 million, net of underwriting and issuance costs.

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 1998, no preferred shares have been issued.

On November 18, 1998, the Board of Directors of the Company declared a distribution of one stock purchase right (ARC Right) for each outstanding share of the Company's common stock, to shareholders of record at the close of business on December 7, 1998 and for each share of the Company's common stock issued thereafter. Each ARC Right entitles the holder, subject to the terms of the Rights Agreement, to purchase from the Company, one one-hundredth of a share
(Unit) of ARC Series A Preferred Stock at a purchase price of $86.25 per Unit, subject to adjustment. The ARC Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by a majority of the Board of Directors. Thus, the ARC Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Company's Board of Directors.

The ARC Rights attach to all certificates representing outstanding shares of Company common stock and no separate ARC Rights certificates will be distributed. The ARC Rights will separate from the common stock, and will be distributed, if certain persons acquire, obtain the right to acquire, or otherwise obtain beneficial ownership of 15% or more of the outstanding shares of the Company's common stock. If distributed, each holder of an ARC Right will thereafter have the right to receive, upon exercise, shares of Company common stock (or, in certain circumstances at the discretion of the Board of Directors, assets of the Company) having a value equal to two times the exercise price of the ARC Right.

The ARC Rights are not exercisable until distributed and will expire at the close of business on November 18, 2008, unless earlier redeemed by the Company. The Board of Directors may redeem the ARC Rights in whole, but not in part, at a price of $.001 per ARC Right, payable, at the election of the Board of Directors, in cash or shares of Company common stock. Until an ARC Right is exercised, the holder will have no rights as a shareholder.

A total of 2,000,000 shares of ARC Series A Preferred Stock have been reserved for issuance upon exercise of the ARC Rights, subject to adjustment. The Units of ARC Series A Preferred Stock that may be acquired upon exercise of the ARC Rights will be nonredeemable and subordinate to any other shares of preferred stock that may be issued by the Company.

(11)  STOCK-BASED COMPENSATION

Stock Option Plan

In 1997, the Company adopted a stock incentive plan (the "1997 Plan") providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, 1,707,375 shares of common stock have been reserved and are available for issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options generally expire ten years from the date of grant and vest over a three-year period. The option exercise price is generally not less than the fair market value of a share of common stock on the date the option is granted.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1998 and 1997, is presented below (shares in thousands):

                                                                         Average
                                                                         Exercise
       Options                                           Shares           Price
       -------------------------------------------------------------------------
       Granted                                             801            $15.51
       Forfeited                                           (21)            14.00
       -------------------------------------------------------------------------
       Outstanding at December 31, 1997                    780            $15.55
       -------------------------------------------------------------------------
       Granted                                             963            $16.93
       Exercised                                           (13)            14.00
       Forfeited                                          (240)            19.20
       -------------------------------------------------------------------------
       Outstanding at December 31, 1998                  1,490            $15.86
       -------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                                                    Weighted
                                                     Average            Weighted
                                                    Remaining            Average
   Range of                        Number          Contractual           Exercise
Exercise Prices                 Outstanding        Life (Years)            Price
----------------------------------------------------------------------------------
$14.000-14.000                       538               8.42                $14.000
$16.063-16.063                       725               9.62                $16.063
$17.375-22.875                       220               9.41                $19.545
$23.000-23.000                         7               9.05                $23.000
----------------------------------------------------------------------------------
$14.000-23.000                     1,490               9.15                $15.864
----------------------------------------------------------------------------------

There were 176,864 options exercisable at an average exercise price of $14.08 as of December 31, 1998.

As discussed in Note 2, the Company accounts for stock-based employee compensation in accordance with APB No. 25 and related interpretations as permitted by SFAS No. 123. Accordingly, no compensation expense has been recognized for its stock option awards because the option grants are generally for a fixed number of shares with an exercise price generally equal to the fair value of the shares at the date of grant. In accordance with SFAS No. 123, pro forma information regarding net income (loss) and earnings (loss) per share has been determined by the Company using the "Black-Scholes" option pricing model with the following weighted average assumptions: 4.55% risk-free interest rate, 0% dividend yield, 39.7% volatility rate, and an expected life of the options equal to the remaining vesting period.

The weighted average fair value of options granted during 1998 and 1997 was $5.38 and $7.25, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share amounts, 1997 earnings per share amounts are based upon pro forma shares outstanding - see Note 1):

                                                  1998                                      1997
                                     -------------------------------            -------------------------------
                                                            SFAS 123                                  SFAS 123
                                     As Reported           Pro Forma            Reported              Pro Forma
                                     -----------           ---------            --------              ---------
Net income (loss)                     $   6,900            $   5,559            $  (4,800)            $  (5,450)
Basic earnings per share              $    0.49            $    0.40            $   (0.45)            $   (0.52)
Diluted earnings per share            $    0.49            $    0.39            $   (0.45)            $   (0.52)

Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan ("ESPP") pursuant to which an aggregate of 219,200 shares remain authorized and available for issuance to employees at December 31, 1998. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an "Option Period") to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the "Exercise Date"), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code (Code). During 1998 and 1997, 16,190 and 14,610 shares were issued pursuant to the ESPP at an average purchase price of $14.52 and $15.30 per share, respectively.

(12)  RETIREMENT PLANS

401 (k) Plan

Employees of the Company participate in a savings plan (the "401(k) Plan") which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. Additional contributions may be made by the Company at its discretion, which contributions vest ratably over a five-year period. The Company contributed $521,000, $269,000, and $277,000, for 1998, 1997, and 1996,
respectively.

Section 162 Plan

The Company maintains a non-qualified deferred compensation plan (the "162 Plan") which allows employees who are "highly compensated" under IRS guidelines to make after-tax contributions to an investment account established in such employees' name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company's creditors. Approximately 52 employees are eligible to participate in the 162 Plan. The Company contributed approximately $191,000, $96,000, and $274,000, to the 162 Plan in 1998, 1997, and 1996, respectively.

(13) INCOME TAXES

Prior to the IPO, taxes on the Predecessor's income were the responsibility of the individual partners. Pursuant to the reorganization, all assets of ARCLP were transferred to the Company. Therefore, all income generated subsequent to the IPO is subject to Federal and state income taxes. Income taxes for periods prior to the IPO relate only to the income of a taxable entity within the Predecessor.

Total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 were attributable to the following:

                                                                                                  Predecessor
                                                                                                  -----------
                                                                         Years Ended December 31,
                                                              ---------------------------------------------
                                                               1998                1997               1996
                                                              -------             -------             -----
         Income from continuing operations                    $ 5,652             $ 4,435             $(920)
         Income (loss) from home health operations               (762)                (95)               --
         Write-off of home health assets                         (553)                 --                --
         Extraordinary item                                        --              (3,883)               --
         Cumulative effect of change in accounting
         principle                                               (186)                 --                --
                                                              -------             -------             -----
         Total income taxes                                   $ 4,151             $   457             $(920)
                                                              =======             =======             =====

In 1996, the Predecessor recorded an income tax benefit and a deferred tax asset of $920,000 because of the anticipated utilization of net operating loss carryforwards that would offset taxable gains from the sale-leaseback transaction (See Note 6).

The income tax expense (benefit), attributable to income from continuing operations before extraordinary item and cumulative effect of change in accounting principle consists of the following (in thousands):

                                                                                 Predecessor
                                                                                 -----------
                                                         Years Ended December 31,
                                              ---------------------------------------------
                                               1998              1997               1996
                                              -------           -------             -----
         U.S. Federal
            Current                          $ 1,138             $   --            $  --
            Deferred                           3,925              3,819             (823)
                                             -------             ------            -----
               Total U.S. Federal              5,063              3,819             (823)
                                             -------             ------            -----
         State:
            Current                              591                178               --
            Deferred                              (2)               438              (97)
                                             -------             ------            -----
               Total State                       589                616              (97)
                                             -------             ------            -----
         Total                               $ 5,652             $4,435            $(920)
                                             =======             ======            =====


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                                            1998               1997
                                                                          --------             ------
         Deferred tax assets:
         Federal and state operating loss carryforwards                   $  2,636             $4,141
         AMT credit carryforward                                               499                150
         Charitable contributions carryforward                               6,653                 --
         Deferred gains on sale/leaseback transactions                       1,574              1,536
         Accrued expenses not deductible for tax                               392                 --
         Intangible assets                                                     519                 --
         Deferred life estate income                                           620                 --
         Federal benefit of deferred state tax liabilities                     887                 --
         Other                                                                  39                132
                                                                          --------             ------
         Total gross deferred tax assets                                    13,819              5,959
         Less valuation allowance                                           (6,653)                --
                                                                          --------             ------
         Total deferred tax assets, net of valuation allowance               7,166              5,959

         Deferred tax liabilities:
         Buildings and equipment                                            20,617              5,316
         Earned entrance fees receivable                                     1,420                 --
         Other                                                                 180                 --
                                                                          --------             ------
         Total gross deferred tax liabilities                               22,217              5,316
                                                                          --------             ------
         Net deferred tax asset (liability)                               $(15,051)            $  643
                                                                          ========             ======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes on income from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle:

                                                                              1998             1997             1996
                                                                             ------            ----              ---
         Statutory tax rate                                                      35%             34%              34%
         Income attributable to non-taxable entities                             --              (9)%            (34)%
         Federal tax charge for conversion to taxable entities                   --              47%              --
         Tax goodwill amortization in excess of book amortization                --              (4)%             --
         State income taxes, net of Federal benefit                             2.5%              7%              (1)%
         Change in beginning of the year valuation allowance                     --              (6)%            (19)%
         Other                                                                  0.2%              3%              --
                                                                             ------             ---              ---
              Total                                                            37.7%             72%             (20)%
                                                                             ======             ===              ===

At December 31, 1998, the Company had unused net operating loss carryforwards of approximately $6.9 million for regular tax purposes, which expire in 2012. The Company has no net operating loss carryforward for alternative minimum tax purposes. At December 31, 1998 the Company had alternative minimum tax credit carryforwards of approximately $499,000. The Company also had an unused charitable contribution carryforward of approximately $19 million, which carried over from the acquisition of FGI. The charitable contribution carryover expires in 2003.

The valuation allowance for deferred tax assets as of December 31, 1998 was $6.7 million. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $6.7 million and a decrease of $339,000, respectively. The increase in the valuation allowance during 1998 related to deductible carryforwards acquired in the FGI acquisition. At such time as it becomes more likely than not that the benefit of the deductible carryforwards will be realized, the costs in excess of net assets acquired resulting from the FGI acquisition will be reduced by an amount equal to the related tax benefit. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset related to the net operating loss carryforward, the Company would need to generate future taxable income of approximately $6.9 million prior to the expiration of the carryforward in 2012. Based upon the level of projected future taxable income over the periods which the net operating loss carryforward is deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, and no valuation allowance is necessary at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully realize the benefit of the charitable contribution carryforward, the Company would need to generate future taxable income of $190 million prior to the expiration of the carryforward in 2003. Based upon the level of projected future taxable income over the period in which the charitable contribution carryforward is deductible, management does not believe that it is more likely than not that the tax benefit of the carryforward will be fully realized prior to expiration.

(14) COMMITMENTS AND CONTINGENCIES

The Company maintains commercial insurance on a claims-made basis for medical malpractice liabilities. Management is unaware of any incidents which could ultimately result in a loss in excess of the Company's insurance coverage.

In the normal course of business, the Company is a defendant in certain litigation. However, management is unaware of any action that would have a material adverse impact on the financial position or results of operations of the Company.

The Company is self-insured for workers' compensation claims with excess loss coverage of $250,000 per individual claim and $2.0 million for aggregate claims. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued $469,000 to cover open claims not yet settled and incurred but not reported claims as of December 31, 1998. Management is of the opinion that such amounts are adequate to cover any such claims.

The Company has entered into operating leases for seven of its senior living communities and its corporate offices. The remaining lease terms vary from three to 19 years. Certain of the leases provide for renewal and purchase options. Lease expense was $9.1 million and $3.4 million for 1998 and 1997, respectively. The Company had no lease expense in 1996.

Future minimum lease payments under operating leases as of December 31, 1998 were as follows (in thousands):

                  1999                            $ 11,420
                  2000                              11,425
                  2001                              11,431
                  2002                              10,980
                  2003                               8,576
                  Thereafter                       105,569
                                                  --------
                                                  $159,401
                                                  ========

The Company maintains a $50.0 million revolving credit facility and a $4.0 million secured line of credit which are available for general use. As of December 31, 1998, $15.0 million was outstanding under the $50.0 million facility and approximately $1.7 million of the $4.0 million line had been used to obtain letters of credit.

At December 31, 1998, the Company was developing or constructing 35 senior living communities. Management estimates that the aggregated estimated cost to complete and lease-up such communities is approximately $400.0 million to $425.0 million. The Company also plans to expand nine of its senior living communities which management estimates aggregated estimated costs to complete and lease-up of approximately $70.0 million.

The Company's management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner's expense and receives a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company's existing management agreements expire at various times through June 2018.

In connection with the execution of management contracts pursuant to the FGI transaction, the Company assumed debt guaranties on mortgage debt of two managed communities. At December 31, 1998, $27.2 million was outstanding under the related debt agreements.

The Company finances the costs of certain senior living communities owned by others which are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $128.1 million of additional financing for these communities.

During 1998, the Company began providing development services to 29 senior living communities owned by others. Under the terms of the development agreements, the Company receives a fixed fee of approximately 3.75% to 5% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $7.6 million of development fee revenue during 1998. Failure to perform under the development agreements may require the Company to acquire the senior living communities. The Company owns the land upon which thirteen of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into management agreements with the SPEs to manage the operations of the leased senior living communities. The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. The Company is required to pledge to the lessors certificates of deposit as collateral to support the Company's agreements to fund operating deficits of the SPEs. At December 31, 1998, the Company has pledged certificates of deposit in the aggregate of $29.3 million which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit. The Company did not fund any operating deficits during 1998. The management agreements also provide the Company with a right of first refusal to assume the SPEs' interest in the leases at a formula price. During 1998, the Company did not assume any of the SPEs' lease interests.

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community's license or closure of a community. Except as noted below, management believes the Company was in compliance with such federal and state regulations at December 31, 1998.

Certain of the communities operated by the Company are currently operating a number of skilled nursing beds as "shelter beds" under a Florida statute and certificate of need that generally limits the use of such beds to residents of the community. Such communities are not currently in full compliance with these shelter bed certificate of need requirements. A violation of the shelter bed statutes may, among other things, subject the owner of the facility to fines up to $1,500 per day. Although management is evaluating a number of alternatives relating to these shelter bed issues, management does not anticipate that the communities will be in full compliance with the shelter bed requirements in the foreseeable future. There can be no assurance that the State of Florida will not enforce the shelter bed requirements strictly against the Company in the future or impose penalties for prior or continuing violations.

(15) RELATED PARTY TRANSACTIONS

The Company has agreed to develop ten assisted living residences for an unaffiliated third-party. Following the completion of construction, these residences will be leased to affiliates of John Morris, a director of the Company. The Company has agreed to manage such residences pursuant to management agreements that provide for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and require the Company to fund operating losses above a specified amount. The Company has agreements with similar terms with unaffiliated parties. During 1998, the Company did not make any payments for operating losses and recognized $19,000 of management fees pursuant to the management agreements.

As part of the FGI Transaction, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Peoria, Arizona. Mr. Roskamp, a director of the Company, is a director of a charitable foundation that owns an interest in the community. Pursuant to the management agreement, the Company will receive a management fee equal to all revenue from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owners. The Company recognized $1.2 million of management fees in 1998 pursuant to this agreement.

The Company also entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Seminole, Florida. In connection with the management agreement, the Company paid a $1.2 million fee to the owner of the community, which is a general partnership in which Mr. Roskamp owns a 98.0% interest, and assumed FGI's existing guaranty of approximately $19.9 million of the mortgage debt associated with the community. Pursuant to the management agreement, the Company will receive a management fee equal to all revenue from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owner. As part of the FGI transaction, the Company also acquired an option to purchase the community upon the occurrence of certain events (including the expiration of the agreement) for a formula purchase price. The Company recognized $1.7 million of management fees in 1998 pursuant to this agreement.

The Company also entered into a three-year management agreement for a senior living community located in Glenmore, Pennsylvania, that is owned by a partnership in which Mr. Roskamp owns a 70.0% interest. Pursuant to the management agreement, the Company will receive a management fee equal to 5.0% of the gross revenues of the community. The Company paid a non-refundable deposit of $2.0 million to acquire an option to purchase the community for a purchase price of $14.0 million, plus the assumption of certain specified liabilities. The Company's deposit will be credited against the purchase price if the Company exercises its purchase option. In connection with the execution of the management and option agreements, the Company assumed FGI's mortgage debt guaranty associated with the community. Approximately $7.3 million was outstanding at December 31, 1998. The Company also assumed FGI's remaining development obligations relating to the community. In return for its development services and costs associated therewith, the Company received a fee of $200,000 in 1998. Additionally, the Company recognized $82,000 in management fees.

Pursuant to the FGI Transaction, the Company also entered into an agreement to provide development services related to the development and construction of a proposed senior living community in Sarasota, Florida that is currently in the development and planning phase. The community is owned by a limited liability company in which Mr. Roskamp owns a 57.5% interest. In return for its development services and costs associated therewith, the Company will receive a development fee of $2.4 million. The Company will manage the community following its completion pursuant to a five-year management agreement that provides for a management fee equal to 5.0% of the gross revenues of the community. In consideration of the Company's payment of a $2.0 million fully-refundable deposit, the Company acquired an option to purchase the community for a price to be negotiated. The Company will receive a credit against the purchase price in the amount of its deposit if the purchase option is exercised. The Company recognized $450,000 of development fees in 1998.

In connection with the FGI Transaction, Mr. Roskamp entered into a three-year consulting agreement with ARC that provides for annual payments of $150,000 to Mr. Roskamp. In addition, pursuant to a shareholder's agreement entered into by the Company and Mr. Roskamp, the Company caused Mr. Roskamp to be elected to the Board of Directors of the Company and its Executive Committee and has agreed to use its best efforts to cause Mr. Roskamp, or a designee of Mr. Roskamp, to be recommended to the Company's shareholders for election as a director at each annual meeting of ARC shareholders at which Mr. Roskamp stands for election for so long as Mr. Roskamp, or permitted transferees, owns greater than 411,000 shares of the Company's common stock and the shares of common stock owned by Mr. Roskamp and his affiliates constitute 1% or more of the Company's outstanding common stock.

In June 1998, the Company entered into an agreement to operate a senior living community located in Sarasota, Florida. In connection with the execution of the agreement, an unaffiliated SPE purchased the community from a general partnership in which Mr. Roskamp owns a 43.3% interest. The aggregate consideration paid by such unaffiliated SPE to acquire the community was $9.0 million and the SPE assumed approximately $3.8 million of mortgage indebtedness associated with the community.

(16) QUARTERLY DATA (UNAUDITED)

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

                                                       1998 Quarter Ended                       1997 Quarter Ended
                                              -------------------------------------   --------------------------------------
                                              Dec 31    Sept 30   June 30   Mar 31     Dec 31     Sept 30   June 30  Mar 31
                                              -------   -------   -------   -------   --------    -------   -------  -------
STATEMENT OF OPERATIONS DATA:
Total revenues                                $44,172   $41,325   $29,820   $27,040   $ 25,332    $22,428   $21,684  $20,737
Income from continuing operations
   before extraordinary item
   and cumulative effect of change
   in accounting principle                      2,816     2,601     2,230     1,703      1,500      1,013       738      662
Net income (loss)                               1,797     2,311     1,638     1,155     (4,973)     1,037    (1,839)     975

EARNINGS PER SHARE:
Basic - actual                                $  0.11    $  0.15  $  0.14   $  0.10   $  (0.44)   $  0.09        --       --
Pro forma basic earnings per share
   from continuing
   operations before extraordinary item
   and cumulative effect of change in
   accounting principle                       $  0.16   $  0.17   $  0.20   $  0.15   $   0.13    $  0.09   $  0.07    $0.07
Weighted average basic shares outstanding      17,109    15,603    11,422    11,421     11,406     11,406    10,089    9,375

Diluted - actual                              $  0.10   $  0.15   $  0.14   $  0.10   $  (0.43)   $  0.09        --       --
Pro forma diluted earnings per share
   from continuing
   operations before extraordinary item
   and cumulative effect of change in
   accounting principle                       $  0.16   $  0.17   $  0.19   $  0.15   $   0.13    $  0.09   $  0.07    $0.07
Weighted average diluted shares outstanding    17,149    15,695    11,587    11,633     11,579     11,584    10,124    9,375

(17) SUBSEQUENT EVENTS

During the year ended December 31, 1998 the Company entered into a merger agreement with Assisted Living Concepts, Inc. On January 31, 1999, the Company terminated such merger agreement and recorded a pre-tax charge of approximately $1.0 million for costs associated with the terminated merger in the fourth quarter ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required by this item with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 12, 1999 to be filed with the Securities and Exchange Commission (the "SEC"). Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

           The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 12, 1999 to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 12, 1999 to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 12, 1999 to be filed with the SEC.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14. (a) (1) Financial Statements:  See Item 8
             (2) Financial Statement Schedules:  Not applicable
             (3) Exhibits required by item 601 of Regulation S-K are as follows:



Exhibit
Number   Description
------   -----------

 2.1 Limited Partnership Agreement of American Retirement Communities, L.P. dated February 7, 1995, as amended April 1, 1995.(1)

 2.2 Articles of Share Exchange between American Retirement Communities, L.P., and American Retirement Corporation, dated March 31, 1995.(1)

 2.3     Reorganization Agreement, dated February 29, 1997.(1)

 2.4 Agreement and Plan of Merger, dated as of May 29, 1998, by and among American Retirement Corporation, Freedom Group, Inc., and the shareholders of Freedom Group, Inc.(3)

 2.5 Supplemental Agreement, dated July 14, 1998, among American Retirement Corporation, Freedom Group, Inc., Robert G. Roskamp, PHC, L.L.C., and The Edgar and Elsa Price Foundation

 2.6 Amendment to Agreement and Plan of Merger, dated October 12, 1998, by and among American Retirement Corporation and each of the former shareholders of Freedom Group, Inc.

 3.1     Charter of the Registrant(1)

 3.2     Articles of Amendment to the Charter of the Registrant

 3.3     Bylaws of the Registrant, as amended

 4.1     Specimen Common Stock certificate(1)

 4.2     Article 8 of the Registrant's Charter (included in Exhibit 3.1)

 4.3 Form of Indenture between the Company and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 5 3/4% Convertible Subordinated Debentures due 2002 of the Company.(3)

 4.4 Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company.(4)

 10.1    American Retirement Corporation 1997 Stock Incentive Plan(1)

 10.2    First Amendment to Employee Stock Incentive Plan(5)

Exhibit
Number   Description
------   -----------

 10.3    American Retirement Corporation Employee Stock Purchase Plan(1)

 10.4    First Amendment to Employee Stock Purchase Plan(5)

 10.5    American Retirement Corporation 401(k) Retirement Plan(1)

 10.6    Officers' Incentive Compensation Plan(1)

 10.7    Registration Rights Policy(1)

 10.8 Registration Rights Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp, PHC, LLC, and the Edgar and Elsa Prince Foundation(6)

 10.9 Shareholder Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp(6)

 10.10 Consulting Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp(6)

 10.11 Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P. (1)

 10.12 Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership(1)

 10.13 Amended and Restated Loan Agreement, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)

 10.14 Amended and Restated Promissory Note, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)

 10.15 Assumption, Consent and Loan Modification Agreement, dated February 9, 1995, by and among Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)

 10.16 Loan Agreement, dated October 31, 1995, by and between American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)

Exhibit
Number   Description
------   -----------

 10.17 Amended and Restated Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)

 10.18 Revolving Credit Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)

 10.19 Standby Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina(1)

 10.20 Reimbursement Agreement, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina(1)

 10.21 Letter of Intent, dated April 3, 1997, by National Health Investors, Inc. to American Retirement Corporation(1)

 10.22 Master Loan Agreement, dated December 23, 1996 between First American National Bank and American Retirement Communities, L.P.(1)

 10.23 Letter of Intent, dated February 24, 1997, by National Health Investors, Inc. to American Retirement Corporation(1)

 10.24 Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc. as Lessee(5)

 10.25 Loan Agreement, dated as of December 31, 1997, between General Electric Capital Corporation and Fort Austin Limited Partnership(5)

 10.26 Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $62,330,000(5)

 10.27 Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $50,000,000(5)

 10.28 Fixed Rate Program Promissory Note Secured by Mortgage, dated July 9, 1998, by ARCLP-Charlotte, LLC to Heller Financial, Inc. in the original principal amount of $36,000,000(6)

 21      Subsidiaries of the Registrant

 23      Consent of KPMG LLP

 27.1 Financial Data Schedule for the year ended December 31, 1998 (For SEC use only)

 27.2 Financial Data Schedule for the year ended December 31, 1997 (For SEC use only)

--------------
 1 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-23197)
 2 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34339)
 3 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998
 4 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1998
 5 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
 6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

 (b)     Reports on Form 8-K filed during the quarter ended December 31, 1998:

                  The Company filed a Current Report on Form 8-K on November 24, 1998 to announce, pursuant to Item 5, that the Board of Directors of the Company had declared a distribution of one stock purchase right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on December 7, 1998, and for each share of Company Common Stock issued thereafter.

                  The Company filed a Current Report on Form 8-K on November 30, 1998 to announce, pursuant to Item 5, that the Company had entered into a definitive merger agreement pursuant to which a newly formed wholly-owned subsidiary of the Company would merge with and into Assisted Living Concepts, Inc. The merger agreement was terminated on January 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN RETIREMENT CORPORATION

                                        By: /s/ W.E. Sheriff
                                            ------------------------------------
                                            W.E. Sheriff
                                            Chief Executive Officer and Chairman

    SIGNATURE                                        TITLE                                          DATE
    ---------                                        -----                                          ----
    /s/ W.E. SHERIFF                           Chairman and                                      March 29, 1999
-----------------------------------------      Chief Executive Officer
    W.E. Sheriff                               (Principal Executive Officer)

    /s/ GEORGE T. HICKS                        Executive Vice President -                        March 29, 1999
-----------------------------------------      Finance, Chief Financial
    George T. Hicks                            Officer (Principal Financial
                                               and Accounting Officer)

    /s/ H. LEE BARFIELD II                     Director                                          March 29, 1999
-----------------------------------------
    H. Lee Barfield II

    /s/ JACK O. BOVENDER                       Director                                          March 29, 1999
-----------------------------------------
    Jack O. Bovender

    /s/ FRANK M. BUMSTEAD                      Director                                          March 29, 1999
-----------------------------------------
    Frank M. Bumstead

    /s/ CHRISTOPHER J. COATES                  Director                                          March 29, 1999
-----------------------------------------
    Christopher J. Coates

                                               Director
-----------------------------------------
    Robin G. Costa

    /s/ CLARENCE EDMONDS                       Director                                          March 29, 1999
-----------------------------------------
    Clarence Edmonds

    /s/ JOHN A. MORRIS, JR., M.D.              Director                                          March 29, 1999
-----------------------------------------
    John A. Morris, Jr., M.D.

    /s/ DANIEL K. O'CONNELL                    Director                                          March 29, 1999
-----------------------------------------
    Daniel K. O'Connell

    /s/ ROBERT G. ROSKAMP                      Director                                          March 29, 1999
-----------------------------------------
    Robert G. Roskamp

                                               Director
-----------------------------------------
    Nadine C. Smith

    /s/ LAWRENCE J. STUESSER                   Director                                          March 29, 1999
-----------------------------------------
    Lawrence J. Stuesser