Form 10-Q
period 1999-03-31
AMERICAN RETIREMENT CORP
filed 1999-05-17
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

     (X)     Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ---     Exchange Act of 1934
                        For the quarterly period ended March 31, 1999

     ( )     Transition report pursuant to Section 13 or 15(d) of the Securities
     ---     Exchange Act of 1934
                  For the transition period from _________ to ___________

                        Commission file number 01-13031
                                               --------

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

                            Yes   X      No
                                 ---        ----          -----

As of May 12, 1999 there were 17,119,385 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)                             Page

             Condensed Consolidated Balance Sheets as of
             March 31, 1999 and December 31, 1998 ...........................3

             Condensed Consolidated Statements of
             Operations for the Three Months Ended
             March 31, 1999 and March 31, 1998 ..............................4

             Condensed Consolidated Statements of Cash
             Flows for the Three Months Ended March 31,
             1999 and March 31, 1998 ........................................5

             Notes to Condensed Consolidated Financial Statements ...........6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................9

Item 3.      Quantitative and Qualitative Disclosure About Market Risk .....17

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................17

Signatures   ...............................................................18

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                             March 31, 1999     December 31, 1998
                                                                             --------------     -----------------
                                                                              (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                    $ 16,967            $ 20,400
    Assets limited as to use                                                        3,210               4,747
    Accounts receivable, net                                                       11,695              11,158
    Advances for development projects                                               6,920              11,136
    Inventory                                                                         767                 826
    Prepaid expenses                                                                1,338               1,627
    Deferred income taxes                                                           1,559               1,580
    Other current assets                                                            1,035               2,972
                                                                                 --------            --------
        Total current assets                                                       43,491              54,446

    Assets limited as to use, excluding amounts classified as current              66,918              58,035
    Land, buildings and equipment, net                                            412,936             391,468
    Notes receivable                                                               31,699              19,731
    Costs in excess of net assets acquired, net                                    39,501              37,790
    Other assets                                                                   36,209              34,384
                                                                                 --------            --------
        Total assets                                                             $630,754            $595,854
                                                                                 ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current portion of long-term debt                                          $  5,942            $  1,426
      Accounts payable                                                              3,143               6,543
      Accrued expenses                                                             11,745              15,376
      Other current liabilities                                                     2,701               5,297
                                                                                 --------            --------
        Total current liabilities                                                  23,531              28,642

    Long-term debt, excluding current portion                                     191,482             161,261
    Convertible subordinated debentures                                           137,980             137,980
    Refundable portion of life estate fees                                         49,461              48,805
    Deferred life estate income                                                    45,322              43,715
    Tenant deposits                                                                 6,451               6,865
    Deferred gain on sale-leaseback transactions                                    3,507               3,620
    Deferred income taxes                                                          17,340              16,631
    Other long-term liabilities                                                     6,444               2,493
                                                                                 --------            --------
        Total liabilities                                                         481,518             450,012

    Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized, no
        shares issued or outstanding                                                   --                  --
      Common stock, $.01 par value; 50,000,000 shares authorized,
        17,118,385 shares issued and outstanding                                      171                 171
      Additional paid-in capital                                                  145,170             145,170
      Retained earnings                                                             3,895                 501
                                                                                 --------            --------
        Total shareholders' equity                                                149,236             145,842
                                                                                 --------            --------
        Total liabilities and shareholders' equity                               $630,754            $595,854
                                                                                 ========            ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                        Three Months Ended
                                                                                  March 31, 1999      March 31, 1998
                                                                                  --------------      --------------
Revenues:
     Resident and health care revenue                                                 $ 39,981           $ 25,444
     Management services revenue                                                         1,410                350
     Development fees                                                                    2,204              1,246
                                                                                      --------           --------
       Total revenues                                                                   43,595             27,040

Expenses:
     Community operating expense                                                        25,226             16,044
     Lease expense                                                                       2,980              1,685
     General and administrative                                                          3,262              1,727
     Depreciation and amortization                                                       3,312              1,728
                                                                                      --------           --------
       Total operating expenses                                                         34,780             21,184
                                                                                      --------           --------

       Operating income                                                                  8,815              5,856

Other income (expense):
     Interest expense                                                                   (4,744)            (3,765)
     Interest income                                                                     1,449                627
     Other                                                                                 (52)               (48)
                                                                                      --------           --------
       Other expense, net                                                               (3,347)            (3,186)

       Income from continuing operations before income taxes and cumulative
         effect of accounting change                                                     5,468              2,670

Income tax expense                                                                       2,074                967
                                                                                      --------           --------

       Income from continuing operations before cumulative effect of
         accounting change                                                               3,394              1,703

Discontinued operations, net of tax                                                         --               (244)
                                                                                      --------           --------

       Income before cumulative effect of change in accounting principle                 3,394              1,459

Cumulative effect of change in accounting for start-up costs, net of tax                    --               (304)
                                                                                      --------           --------

       Net income                                                                     $  3,394           $  1,155
                                                                                      ========           ========

Basic earnings per share:
     Basic earnings per share from continuing operations before cumulative
       effect of accounting change                                                    $   0.20           $   0.15
     Discontinued operations, net of tax                                                    --              (0.02)
     Cumulative effect of change in accounting principle, net of tax                        --              (0.03)
                                                                                      --------           --------
     Basic earnings per share                                                         $   0.20           $   0.10
                                                                                      ========           ========

Diluted earnings per share:
     Diluted earnings per share from continuing operations before cumulative
       effect of accounting change                                                    $   0.20           $   0.15
     Discontinued operations, net of tax                                                    --              (0.02)
     Cumulative effect of change in accounting principle, net of tax                        --              (0.03)
                                                                                      --------           --------
     Diluted earnings per share                                                       $   0.20           $   0.10
                                                                                      ========           ========

Weighted average shares used for basic earnings per share data                          17,118             11,421
Effect of dilutive common stock options                                                     59                212
                                                                                      --------           --------
Weighted average shares used for diluted earnings per share data                        17,177             11,633
                                                                                      ========           ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                           Three months ended
                                                                                  ------------------------------------
                                                                                  March 31, 1999        March 31, 1998
                                                                                  --------------        --------------
Cash flows from operating activities:
    Net income                                                                        $  3,394           $  1,155
       Loss from discontinued operations, net of tax                                        --                244
       Cumulative effect of change in accounting principle, net of tax                      --                304
                                                                                      --------           --------
    Income from continuing operations                                                    3,394              1,703
    Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                                     3,312              1,728
       Amortization of deferred entrance fee revenue                                    (2,050)                --
       Deferred income taxes                                                             2,074                689
       Amortization of deferred gain on sale-leaseback transactions                       (113)              (113)
       Minority owners' allocation of losses                                               (78)                --
       Losses from unconsolidated joint ventures                                           469                 --
    Changes in assets and liabilities, net of effects from acquisitions:
       Increase in accounts receivable                                                    (537)              (363)
       (Increase) decrease in inventory                                                     59                (32)
       (Increase) decrease in prepaid expenses                                             288               (657)
       Decrease in other assets                                                          1,457                339
       Decrease in accounts payable                                                     (3,400)              (383)
       Decrease in accrued expenses                                                     (3,631)            (3,513)
       Increase (decrease) in tenant deposits                                              373                (43)
       Increase in other liabilities                                                       916                132
                                                                                      --------           --------
Net cash and cash equivalents provided by (used in) continuing operations                2,533               (513)
Net cash and cash equivalents used in discontinued operations                               --               (230)
                                                                                      --------           --------
Net cash and cash equivalents provided by (used in) operating activities                 2,533               (743)

Cash flows from investing activities:
    Net additions to land, buildings and equipment                                     (24,345)           (12,400)
    Reimbursements of development advances, net                                          4,216                 --
    Investments in joint ventures                                                         (711)                --
    Purchases of assets limited as to use                                               (7,344)            (4,055)
    Increase in notes receivable                                                       (11,968)                --
    Proceeds from the sale of assets                                                        --                  5
    Other investing activities                                                          (3,150)              (822)
                                                                                      --------           --------
Net cash used by investing activities                                                  (43,302)           (17,272)

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                                        34,981              2,570
    Proceeds from life estate sales                                                      2,754                 --
    Principal payments on indebtedness                                                    (244)               (90)
    Principal reductions in master trust liability                                        (785)                --
    Contributions from minority owners                                                     630                 --
    Other financing activities                                                              --                  2
                                                                                      --------           --------
Net cash provided by financing activities                                               37,336              2,482

    Net decrease in cash and cash equivalents                                           (3,433)           (15,533)
                                                                                      --------           --------
Cash and cash equivalents at beginning of period                                        20,400             44,583
                                                                                      --------           --------
Cash and cash equivalents at end of period                                            $ 16,967           $ 29,050
                                                                                      ========           ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest (net of capitalized interest of
       $702,000 and $452,000, respectively)                                           $  7,081           $  5,934
                                                                                      ========           ========
    Income taxes paid                                                                 $    842           $    270
                                                                                      ========           ========


See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 1999 and 1998 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share also includes dilutive common stock equivalents, which consist of stock options. The inclusion of the effect of the Company's convertible debentures would have been anti-dilutive for the periods presented.

3.  LIFECARE AND MASTER TRUST ACCOUNTING

Certain of the Company's communities provide housing and healthcare services through entrance fee agreements with the residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract and the Company provides certain levels of future health care services to the resident for life.

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

Master Trust Agreements: Under certain of the Company's residency and care agreements, each resident entered into a master trust agreement whereby amounts were paid by the resident into a trust account ("Trust"). These funds were then available to the communities in the form of a non-interest bearing loan. The loans provided permanent financing and are collateralized by the land, buildings and equipment of the related communities.

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

4. LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                           March 31, 1999     December 31, 1998
                                           --------------     -----------------
Land                                             $ 43,028                42,498
Land improvements                                   2,684                 2,674
Land held for development                          13,004                 5,487
Land leased to others                              16,845                15,277
Buildings and improvements                        318,786               317,435
Furniture, fixtures, and equipment                 22,341                21,518
Leasehold improvements                                583                   515
                                                 --------              --------
                                                  417,271               405,404
Less accumulated depreciation and amortization     30,502                27,625
                                                 --------              --------
                                                  386,769               377,779
Construction in progress                           26,167                13,689
                                                 --------              --------
Total                                            $412,936              $391,468
                                                 ========              ========

5.  COMMITMENTS AND CONTINGENCIES

The Company finances the costs of certain senior living communities owned by others that are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $145.1 million of additional financing for these communities.

The Company provides development services to senior living communities owned by others. Under the terms of the development agreements, the Company receives fixed fees ranging from approximately 3.75% to 5% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $2.2 million and $1.2 million of development fee revenue during the three month periods ended March 31, 1999 and 1998, respectively. The Company owns the land upon which 14 of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into management agreements with the SPEs to manage the operations of the leased senior living communities. The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. The Company is required to pledge certificates of deposit to the lessors as collateral to support the Company's agreements to fund operating deficits of the SPEs. At March 31, 1999, the Company has pledged certificates of deposit in the aggregate of $35.6 million that are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit. The Company has not funded any operating deficits as of March 31, 1999. The management agreements also provide the Company with a right of first refusal to assume the SPEs' interest in the leases at a formula price. As of March 31, 1999, the Company has not assumed any of the SPEs' lease interests.

In connection with the execution of management contracts pursuant to the FGI transaction, the Company assumed debt guaranties on mortgage debt of two managed communities. At March 31, 1999, $27.8 million was outstanding under the related debt agreements.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. The Company currently operates 44 senior living communities in 16 states with an aggregate capacity for approximately 12,700 residents. The Company currently owns 19 communities, leases eight communities pursuant to long-term leases, and manages 17 communities pursuant to management agreements. The Company is currently constructing or developing 30 senior living communities and expanding nine of its existing communities to add aggregate estimated capacity for approximately 4,000 residents.

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

The Company reported net income of $3.4 million, or $0.20 diluted earnings per share, on revenues of $43.6 million for the quarter ended March 31, 1999, as compared with income from continuing operations before cumulative effect of change in accounting for start-up costs of $1.7 million, or $0.15 diluted earnings per share from continuing operations, on revenues of $27.0 million for the comparable prior year period.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, (ii) management services revenue and (iii) development fees. The Company's resident and health care revenues are comprised of (i) monthly service fees and ancillary revenues from independent and assisted living residents representing 73.5% and 81.8% of total revenues for the three months ended March 31, 1999 and 1998, respectively, (ii) per diem charges from residents receiving nursing care representing 13.1% and 12.3% of total revenues for the three months ended March 31, 1999 and 1998, respectively, and (iii) the amortization of entrance fees over each resident's actuarially determined life expectancy representing 5.1% for the three months ended March 31, 1999 (the Company did not own entrance fee communities prior to July 1, 1998). Management services revenue represented 3.2% and 1.3% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Development fees represented 5.1% and 4.6% of total revenues for the three months ended March 31, 1999 and 1998, respectively. Approximately 95.4% and 95.5% of the Company's total revenues for the three months ended March 31, 1999 and 1998, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance and, to a lesser extent, Medicaid.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) general and administrative expense, which includes all corporate office overhead; (iii) lease expense; and (iv) depreciation and amortization expense.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                      MARCH 31, 1999                MARCH 31, 1998
                                      --------------                --------------
END OF PERIOD CAPACITY           STABLE(1)         TOTAL        STABLE(1)        TOTAL
                                 ---------        ------        ---------        -----
Owned                              4,857           5,150          3,056          3,342
Leased                             2,300           2,368          1,473          1,563
Managed                            3,797           4,668          2,084          2,084
                                  ------          ------          -----          -----
Total                             10,954          12,186          6,613          6,989
                                  ======          ======          =====          =====

END OF PERIOD OCCUPANCY
Owned                                94%             91%            93%            88%
Leased                               92%             89%            93%            90%
Managed                              93%             87%            96%            96%
                                     ---             ---            ---            ---
Total                                93%             89%            94%            91%
                                     ===             ===            ===            ===

--------------------

(1) Includes communities or expansions thereof that have (i) achieved 95% occupancy or (ii) have been open at least 12 months.

SAME COMMUNITY RESULTS

The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Two communities at which significant expansions were opened during 1998 have been excluded from the comparative data and will return to the Same Community group upon stabilization of the expansions. Home health operations have also been excluded for the periods presented.

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                            Three Months Ended March 31,
                                                          1999          1998       % change
                                                          ----          ----       --------
Resident and health care revenues                       $24,404       $22,838         6.9%
Community operating expense                              14,578        13,997         4.2%
                                                        -------       -------        ----
     Resident income from operations                      9,826         8,841        11.1%
     Resident income from operations margin(1)             40.3%         38.7%

Lease expense                                             1,437         1,415         1.6%
Depreciation and amortization                             1,702         1,542        10.4%
                                                        -------       -------        -----
     Income from operations                               6,687         5,885        13.6%

Other data:
     Resident capacity                                    4,254         4,254
     Number of communities                                   15            15
     Average occupancy rate(2)                               95%           91%

     Average monthly revenue per occupied unit(3)        $2,219        $2,153
     Average monthly expense per occupied unit(4)        $1,240        $1,217


(1) "Resident income from operations margin" represents "Resident income from operations" as a percentage of "Resident and health care revenue."

(2) "Average occupancy rate" is based on the ratio of occupied apartments to available apartments expressed on a monthly basis for independent and assisted living residences, and occupied beds to available beds on a per diem basis for nursing beds.

(3) "Average monthly revenue per occupied unit" is total resident and health care revenues divided by total occupied apartments and nursing beds expressed on a monthly basis.

(4) "Average monthly expense per occupied unit" is total community operating expenses divided by total occupied apartments and nursing beds, expressed on a monthly basis.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues Total revenues were $43.6 million for the three months ended March 31, 1999 compared to $27.0 million for the three months ended March 31, 1998, representing an increase of $16.6 million, or 61.2%. Resident and health care revenue increased by $14.5 million, management services revenue increased by $1.1 million, and development fees increased by $1.0 million. The increase in resident and health care revenue was attributable to revenues derived from senior living communities acquired or leased after March 31, 1998, including $8.8 million from acquired FGI communities. Management services revenue increased as a percentage of total revenue to 3.2% for the three months ended March 31, 1999 from 1.3% in the comparable period in 1998. Development fees increased as a percentage of total revenues to 5.1% for the three months ended March 31, 1999 from 4.6% in the comparable 1998 period. The increase in management services revenue is related to new management agreements entered into in the FGI transaction. The increase in development fees is a result of the increase in development services being provided to others.

Resident and health care revenues attributable to Same Communities were $24.4 million for the three months ended March 31, 1999, as compared to $22.8 million for the three months ended March 31, 1998. This increase was derived from a 3.1% increase in average rates and a 3.7% increase in occupied units. Same Community average occupancy rates increased to 95% for the three months ended March 31, 1999 as compared to 91% for the comparable 1998 period.

Community Operating Expenses Community operating expenses increased to $25.2 million for the three months ended March 31, 1999, as compared to $16.0 million for the three months ended March 31, 1998, representing an increase of $9.2 million, or 57.2%. The increase in community operating expenses was primarily attributable to expenses from senior living communities acquired or leased after March 31, 1998, including $5.6 million from acquired FGI communities. Community operating expenses as a percentage of resident and health care revenues was 63.1% for the three months ended March 31, 1999 and for the three months ended March 31, 1998.

Same Community operating expenses increased to $14.6 million for the three months ended March 31, 1999, as compared to $14.0 million for the three months ended March 31, 1998, representing an increase of $581,000, or 4.2%. Same Community operating expense as a percentage of Same Community revenues decreased to 59.7% for the three months ended March 31, 1999 from 61.3% in the comparable period in the prior year primarily as a result of a higher number of occupied units.

General and Administrative General and administrative expense increased to $3.3 million for the three months ended March 31, 1999, as compared to $1.7 million for the three months ended March 31, 1998, representing an increase of $1.5 million, or 89%. The increase was primarily related to increases in salaries and benefits including corporate personnel retained as a result of the FGI acquisition. General and administrative expense as a percentage of total revenues increased to 7.5% for the three months ended March 31, 1999 as compared to 6.4% for the three months ended March 31, 1998.

Lease Expense Lease expense increased to $3.0 million for the three months ended March 31, 1999, from $1.7 million for the three months ended March 31, 1998. The increase was attributable to leases entered into after March 31, 1998 for Rossmoor Regency, Bahia Oaks, and Park Regency. Same Community lease expense was unchanged at $1.4 million for the comparative periods.

Depreciation and Amortization Depreciation and amortization expense increased to $3.3 million for the three months ended March 31, 1999, from $1.7 million for the three months ended March 31, 1998, representing an increase of $1.6 million, or 92%. The increase was primarily attributable to senior living communities acquired after March 31, 1998 and the amortization of the costs in excess of net assets acquired resulting from the FGI acquisition. Same Community depreciation and amortization expense increased to $1.7 million for the three months ended March 31, 1999, from $1.5 million for the three months ended March 31, 1998, representing an increase of $160,000, or 10.4%, primarily related to capital expenditures at the related communities.

Other Income (Expense) Interest expense increased to $4.8 million, net of capitalized interest of $702,000, for the three months ended March 31, 1999, from $3.8 million, net of capitalized interest of $452,000, for the three months ended March 31, 1998, representing an increase of $1.0 million, or 26%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions. Interest income increased to $1.4 million in the three months ended March 31, 1999 from $627,000 for the comparable period of the prior year, primarily due to income generated from certificates of deposit associated with certain leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was $2.1 million for the three months ended March 31, 1999 as compared to $967,000 for the three months ended March 31, 1998. The Company's effective tax rate was 38% and 36% for the three months ended March 31, 1999 and 1998, respectively.

Discontinued Operations During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter of 1998, the Company determined that an acceptable reimbursement system would not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the three months ended March 31, 1998 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $244,000 in the three months ended March 31, 1998.

Cumulative Effect of Change in Accounting Principle The Company elected early adoption of the AICPA's Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "SOP"). The SOP requires that costs incurred during start-up activities be expensed as incurred. Initial application of the SOP is as of the beginning of the fiscal year in which the SOP is first adopted. Accordingly, effective January 1, 1998 the Company wrote off $304,000, net of tax, of unamortized start-up and organizational costs as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, and cash flows from operations. At March 31, 1999, the Company had $335.4 million of indebtedness outstanding, including $138.0 million of 5 3/4% Convertible Subordinated Debentures due 2002, and $111.8 million of indebtedness to a capital corporation, with fixed maturities ranging from December 1999 to April 2028. As of March 31, 1999, approximately 81.7% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness carried an average rate of 6.7% as of March 31, 1999. As of March 31, 1999, the Company had working capital of $20.0 million.

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 1999 as compared to $743,000 used in operating activities for the three months ended March 31, 1998. The Company's unrestricted cash balance was $17.0 million as of March 31, 1999.

Net cash used in investing activities was $43.3 million for the three months ended March 31, 1999, as compared with $17.3 million for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company made additions to land, buildings and equipment including construction activity of $24.3 million, increased notes receivable by $12.0 million, and purchased $7.3 million of assets limited as to use pursuant to certain leasing transactions.

Net cash provided by financing activities was $37.3 million for the three months ended March 31, 1999, as compared with $2.4 million for the three months ended March 31, 1998. The Company had borrowings of $35.0 million under long-term debt arrangements, received $2.8 million from the sale of life estate contracts and made principal payments under master trust agreements of $785,000 during the three months ended March 31, 1999.

During the three months ended March 31, 1999, the Company entered into a $4.5 million secured term loan and a $6.0 million unsecured acquisition line of credit with a bank. The current balance under the acquisition line is $4.7 million and matures December 31, 1999 and is secured by land. The line of credit matures May 1, 2001. The $4.5 million and $6.0 million credit facilities contain certain restrictive covenants respecting the Company.

The Company also maintains a $50.0 million revolving credit facility and a $4.0 million secured line of credit which are available for general use. As of March 31, 1999, $35.0 million was outstanding under the $50.0 million facility and approximately $3.8 million of the $4.0 million line had been used to obtain letters of credit. The Company has also received a commitment for an additional $50.0 million acquisition and development line of credit.

The $50.0 million revolving credit facility contains financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, and capital expenditure reserve levels. All of the Company's owned communities are subject to mortgages. Seven of the Company's owned communities serve as blanket collateral for the indebtedness payable to a capital corporation and as collateral for the $50.0 million revolving credit facility. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. Additionally, substantially all of such indebtedness is cross-defaulted.

The aggregate estimated cost to complete and lease-up the 30 senior living communities currently under construction or development is approximately $400.0 million to $425.0 million. In addition, the Company plans to expand nine of its communities, which is expected to cost approximately $70.0 million to complete and lease-up.

The Company expects that its current cash, together with cash flow from operations and borrowings available to it under existing and pending credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, leasing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company has assessed the impact of Year 2000 issues on the Company's business, results of operations, and financial condition. The majority of the Company's critical information systems were purchased from outside vendors who have upgraded their applications to be Year 2000 compliant. The Company is also evaluating other Year 2000 implications associated with its community operations, such as elevators, security systems, HVAC systems, utilities and other major services or supplies. The Company anticipates substantially completing the remediation of such systems and services and the development of contingency plans by the third quarter of 1999.

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


RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's operating and growth strategy, including its development plans and possible acquisitions. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change and materially effect the Company.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     27 - Financial Data Schedule for SEC use only

b.   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated February 1, 1999, to report the termination of its previously announced merger with Assisted Living Concepts, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       American Retirement Corporation

Date:  May 17, 1999                    By:  /s/ George T. Hicks
                                            -------------------
                                            George T. Hicks
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (principal financial and
                                            accounting officer)