Form 10-Q
period 1999-06-30
AMERICAN RETIREMENT CORP
filed 1999-08-16
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the quarterly period ended June 30, 1999

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _________ to ___________

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

                                 (615) 221-2250
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of August 9, 1999 there were 17,138,235 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 1999 and December 31, 1998 ..............................................3

          Condensed Consolidated Statements of
          Operations for the Three Months Ended
          June 30, 1999 and June 30, 1998 ..................................................4

          Condensed Consolidated Statements of
          Operations for the Six Months Ended
          June 30, 1999 and June 30, 1998 ..................................................5

          Condensed Consolidated Statements of Cash
          Flows for the Six Months Ended June 30,
          1999 and June 30, 1998 ...........................................................6

          Notes to Condensed Consolidated Financial Statements .............................7

Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations....................................11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk .......................21

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds........................................21

Item 4.   Submission of Matters to a Vote of Security Holders .............................21

Item 6.   Exhibits and Reports on Form 8-K.................................................23

Signatures.................................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                  June 30,   December 31,
                                                                                    1999         1998
                                                                                  --------     --------
                                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 20,821     $ 20,400
    Assets limited as to use                                                         4,496        4,747
    Accounts receivable, net                                                        12,421       11,158
    Advances for development projects                                                5,896       11,136
    Inventory                                                                          755          826
    Prepaid expenses                                                                 1,212        1,627
    Deferred income taxes                                                            1,565        1,580
    Other current assets                                                             2,347        2,972
                                                                                  --------     --------
        Total current assets                                                        49,513       54,446

    Assets limited as to use, excluding amounts classified as current               71,246       58,035
    Land, buildings and equipment, net                                             418,636      391,468
    Notes receivable                                                                47,853       19,731
    Costs in excess of net assets acquired, net                                     39,925       37,790
    Other assets                                                                    45,730       34,384
                                                                                  --------     --------
        Total assets                                                              $672,903     $595,854
                                                                                  ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current portion of long-term debt                                           $  5,977     $  1,426
      Accounts payable                                                               2,947        6,543
      Accrued expenses                                                              12,823       15,376
      Other current liabilities                                                      1,099        5,297
                                                                                  --------     --------
        Total current liabilities                                                   22,846       28,642

    Long-term debt, excluding current portion                                      227,568      161,261
    Convertible subordinated debentures                                            137,980      137,980
    Refundable portion of life estate fees                                          49,516       48,805
    Deferred life estate income                                                     46,047       43,715
    Tenant deposits                                                                  6,664        6,865
    Deferred gain on sale-leaseback transactions                                     3,394        3,620
    Deferred income taxes                                                           18,703       16,631
    Other long-term liabilities                                                      7,289        2,493
                                                                                  --------     --------
        Total liabilities                                                          520,007      450,012

    Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized, no
        shares issued or outstanding                                                    --           --
      Common stock, $.01 par value; 200,000,000 shares authorized,
        17,138,235 and 17,118,385 shares issued and outstanding, respectively          171          171
      Additional paid-in capital                                                   145,399      145,170
      Retained earnings                                                              7,326          501
                                                                                  --------     --------
        Total shareholders' equity                                                 152,896      145,842
                                                                                  --------     --------
        Total liabilities and shareholders' equity                                $672,903     $595,854
                                                                                  ========     ========

          See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                   Three Months Ended
                                                                                  June 30,     June 30,
                                                                                    1999         1998
                                                                                 --------      --------
Revenues:
     Resident and health care revenue                                            $ 40,642      $ 27,599
     Management services revenue                                                    1,650           457
     Development fees                                                               2,161         1,764
                                                                                 --------      --------
       Total revenues                                                              44,453        29,820

Expenses:
     Community operating expense                                                   25,476        17,226
     Lease expense                                                                  3,173         1,962
     General and administrative                                                     3,501         1,982
     Depreciation and amortization                                                  3,393         1,856
                                                                                 --------      --------
       Total operating expenses                                                    35,543        23,026
                                                                                 --------      --------

       Operating income                                                             8,910         6,794

Other income (expense):
     Interest expense                                                              (5,443)       (3,920)
     Interest income                                                                1,876           560
     Other                                                                            199            82
                                                                                 --------      --------
       Other expense, net                                                          (3,368)       (3,278)

       Income from continuing operations before income taxes                        5,542         3,516

Income tax expense                                                                  2,111         1,286
                                                                                 --------      --------
       Income from continuing operations                                            3,431         2,230

Discontinued operations, net of tax                                                    --          (593)
                                                                                 --------      --------
       Net income                                                                $  3,431      $  1,637
                                                                                 ========      ========

Basic earnings per share:
     Basic earnings per share from continuing operations                         $   0.20      $   0.20
     Discontinued operations, net of tax                                               --         (0.05)
                                                                                 ========      ========
     Basic earnings per share                                                    $   0.20      $   0.14
                                                                                 ========      ========

Diluted earnings per share:
     Diluted earnings per share from continuing operations                       $   0.20      $   0.19
     Discontinued operations, net of tax                                               --         (0.05)
                                                                                 ========      ========
     Diluted earnings per share                                                  $   0.20      $   0.14
                                                                                 ========      ========

Weighted average shares used for basic earnings per share data                     17,122        11,422
Effect of dilutive common stock options                                                39           165
                                                                                 --------      --------
Weighted average shares used for diluted earnings per share data                   17,161        11,587
                                                                                 ========      ========


          See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                    Six Months Ended
                                                                                  June 30,     June 30,
                                                                                    1999         1998
                                                                                 --------      --------
Revenues:
     Resident and health care revenue                                            $ 80,623      $ 53,043
     Management services revenue                                                    3,060           807
     Development fees                                                               4,365         3,010
                                                                                 --------      --------
       Total revenues                                                              88,048        56,860

Expenses:
     Community operating expense                                                   50,702        33,270
     Lease expense                                                                  6,153         3,647
     General and administrative                                                     6,763         3,709
     Depreciation and amortization                                                  6,705         3,584
                                                                                 --------      --------
       Total operating expenses                                                    70,323        44,210
                                                                                 --------      --------
       Operating income                                                            17,725        12,650

Other income (expense):
     Interest expense                                                             (10,187)       (7,685)
     Interest income                                                                3,325         1,187
     Other                                                                            147            34
                                                                                 --------      --------
       Other expense, net                                                          (6,715)       (6,464)

       Income from continuing operations before income taxes and cumulative
         effect of accounting change                                               11,010         6,186

Income tax expense                                                                  4,185         2,253
                                                                                 --------      --------
       Income from continuing operations before cumulative effect of
         accounting change                                                          6,825         3,933

Discontinued operations, net of tax                                                    --          (837)
                                                                                 --------      --------
       Income before cumulative effect of accounting change                         6,825         3,096

Cumulative effect of change in accounting for start-up costs, net of tax               --          (304)
                                                                                 --------      --------
       Net income                                                                $  6,825      $  2,792
                                                                                 ========      ========

Basic earnings per share:
     Basic earnings per share from continuing operations before cumulative
       effect of accounting change                                               $   0.40      $   0.34
     Discontinued operations, net of tax                                               --         (0.07)
     Cumulative effect of change in accounting principle, net of tax                   --         (0.03)
                                                                                 --------      --------
     Basic earnings per share                                                    $   0.40      $   0.24
                                                                                 ========      ========
Diluted earnings per share:
     Diluted earnings per share from continuing operations before cumulative
       effect of accounting change                                               $   0.40      $   0.34
     Discontinued operations, net of tax                                               --         (0.07)
     Cumulative effect of change in accounting principle, net of tax                   --         (0.03)
                                                                                 --------      --------
     Diluted earnings per share                                                  $   0.40      $   0.24
                                                                                 ========      ========
Weighted average shares used for basic earnings per share data                     17,120        11,421
Effect of dilutive common stock options                                                45           181
                                                                                 --------      --------
Weighted average shares used for diluted earnings per share data                   17,165        11,602
                                                                                 ========      ========


          See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                    Six Months Ended
                                                                                  June 30,     June 30,
                                                                                    1999         1998
                                                                                 --------      --------
Cash flows from operating activities:
    Net income                                                                   $  6,825      $  2,792
       Loss from discontinued operations, net of tax                                   --           837
       Cumulative effect of change in accounting principle, net of tax                 --           304
                                                                                 --------      --------
    Income from continuing operations                                               6,825         3,933
    Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                                6,705         3,584
       Amortization of deferred entrance fee revenue                               (3,952)           --
       Proceeds from terminated lifecare contracts                                  1,493            --
       Deferred income taxes                                                        2,764         1,666
       Amortization of deferred gain on sale-leaseback transactions                  (226)         (227)
       Minority owners' allocation of losses                                         (219)           --
       Losses from unconsolidated joint ventures                                      608            53
       Gain on sale of marketable equity securities                                    --           (80)
    Changes in assets and liabilities, net of effects from acquisitions:
       Increase in accounts receivable                                             (1,263)         (966)
       (Increase) decrease in inventory                                                71           (42)
       (Increase) decrease in prepaid expenses                                        415          (641)
       (Increase) decrease in other assets                                             95          (635)
       Increase (decrease) in accounts payable                                     (3,596)        1,415
       Decrease in accrued expenses                                                (2,553)       (1,049)
       Increase (decrease) in tenant deposits                                        (201)          183
       Increase (decrease) in other liabilities                                    (2,664)           25
                                                                                 --------      --------
Net cash and cash equivalents provided by continuing operations                     4,302         7,219
Net cash and cash equivalents used in discontinued operations                          --          (808)
                                                                                 --------      --------
Net cash and cash equivalents provided by operating activities                      4,302         6,411

Cash flows from investing activities:
    Net additions to land, buildings and equipment                                (32,960)      (16,074)
    Reimbursements of development advances, net                                     5,240            --
    Investments in joint ventures                                                  (2,578)         (713)
    Purchases of assets limited as to use                                         (12,960)      (20,552)
    Increase in notes receivable                                                  (28,122)       (5,329)
    Proceeds from the sale of marketable securities                                    --           132
    Purchase option payments                                                       (7,026)           --
    Other investing activities                                                        904        (2,022)
                                                                                 --------      --------
Net cash used by investing activities                                             (77,502)      (44,558)

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                                   71,341        17,566
    Proceeds from life estate sales, net of refunds                                 6,089            --
    Proceeds from exercise of stock options                                            75            84
    Proceeds from issuance of stock through employee stock purchase plan              154           140
    Principal payments on indebtedness                                               (483)         (178)
    Principal reductions in master trust liability                                 (2,317)           --
    Expenditures for financing costs                                               (1,868)          (75)
    Contributions from minority owners                                                630            --
                                                                                 --------      --------
Net cash provided by financing activities                                          73,621        17,537

    Net increase (decrease) in cash and cash equivalents                              421       (20,610)
                                                                                 --------      --------
Cash and cash equivalents at beginning of period                                   20,400        44,583
                                                                                 --------      --------
Cash and cash equivalents at end of period                                       $ 20,821      $ 23,973
                                                                                 ========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest (net of capitalized interest of
       $1,047 and $855, respectively)                                            $ 10,682      $  8,040
                                                                                 ========      ========
    Income taxes paid                                                            $  2,092      $    191
                                                                                 ========      ========


          See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. EARNINGS PER SHARE

Basic earnings per share for the three and six months ended June 30, 1999 and 1998 have been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share also includes dilutive common stock equivalents, which consist of in-the-money stock options. The inclusion of the effect of the Company's convertible debentures would have been antidilutive for the periods presented.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be antidilutive.

                                        Three Months            Six Months
                                        Ended June 30         Ended June 30
                                       1999       1998       1999       1998
                                     --------   --------   --------   --------
Number of options (in thousands)        1,202        218      1,067         23
Weighted-average exercise price      $  16.84   $  21.47   $  16.86   $  22.72

3. LIFECARE AND MASTER TRUST ACCOUNTING

Certain of the Company's communities provide housing and health care services through entrance fee agreements with the residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract and the Company provides certain levels of future health care services to the resident for life.

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

4. LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                       June 30,   December 31,
                                         1999         1998
                                       --------     --------
Land                                   $ 43,028     $ 42,498
Land improvements                         2,703        2,674
Land held for development                13,004        5,487
Land leased to others                    16,845       15,277
Buildings and improvements              320,814      317,435
Furniture, fixtures, and equipment       23,275       21,518
Leasehold improvements                      809          515
                                       --------     --------
                                        420,478      405,404
Less accumulated depreciation and
amortization                             33,416       27,625
                                       --------     --------
                                        387,062      377,779
Construction in progress                 31,574       13,689
                                       --------     --------
Total                                  $418,636     $391,468
                                       ========     ========

5. LONG TERM DEBT

During the six months ended June 30, 1999, the Company entered into various financing commitments including a $75.0 million three-year revolving credit facility with an additional $75.0 million to be syndicated on a best efforts basis. The line of credit will be used to fund development, acquisitions or expansions of senior living communities. At June 30, 1999, $17.2 million was outstanding under the revolving credit facility. The Company also entered into a $6.0 million unsecured acquisition line of credit and a $4.5 million secured term loan. The term loan matures December 31, 1999 and is secured by land. At June 30, 1999, $4.7 million was outstanding under the acquisition line of credit which matures May 1, 2001. During the six months ended June 30, 1999, the Company also received a commitment from a REIT for a $50.0 million credit facility that is available for the development and acquisition of senior living communities.

Subsequent to June 30, 1999 the Company announced the arrangement of $75.0 million of additional financing that includes a $50.0 million line of credit for the construction and/or expansion of senior living communities and an increase of $25.0 million to the existing three-year revolving credit facility (from $75.0 million to $100.0 million) for development and acquisitions.

6. COMMITMENTS AND CONTINGENCIES

The Company finances the costs of certain senior living communities owned by others that are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $173.6 million of additional financing for these communities.

The Company provides development services to senior living communities owned by others. Under the terms of the development agreements, the Company receives fixed fees ranging from approximately 3.75% to 5% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $2.2 million and $1.8 million of development fee revenue during the three month periods ended June 30, 1999 and 1998, respectively, and $4.4 million and $3.0 million during the six month periods ended June 30, 1999 and 1998, respectively. The Company owns the land upon which 15 of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into management agreements with the SPEs to manage the operations of the leased senior living communities. The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. The Company is required to pledge certificates of deposit to the lessors as collateral to support the Company's agreements to fund operating deficits of the SPEs. At June 30, 1999, the Company has pledged certificates of deposit in the aggregate of $43.3 million that are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit. The Company has not funded any operating deficits as of June 30, 1999. The management agreements also provide the Company with a right of first refusal to assume the SPEs' interest in the leases at a formula price. As of June 30, 1999, the Company has not assumed any of the SPEs' lease interests.

In connection with the execution of a management contract pursuant to the FGI transaction, the Company assumed the debt guaranty on the mortgage debt of the community. At June 30, 1999, $19.3 million was outstanding under the related debt agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. The Company currently operates 49 senior living communities in 16 states with an aggregate capacity for approximately 13,100 residents. The Company currently owns 19 communities, leases nine communities pursuant to long-term leases, and manages 21 communities pursuant to management agreements. The Company is currently constructing or developing 28 senior living communities and expanding ten of its existing communities to add aggregate estimated capacity for approximately 3,700 residents.

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

The Company reported net income of $3.4 million on revenues of $44.5 million for the quarter ended June 30, 1999, as compared with income from continuing operations of $2.2 million on revenues of $29.8 million for the comparable prior year period.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, (ii) management services revenue and (iii) development fees. The Company's resident and health care revenues are comprised of (i) monthly service fees and ancillary revenues from independent and assisted living residents representing 82.7% and 86.2% of total revenues for the three months ended June 30, 1999 and 1998, respectively and 82.1% and 86.5% of total revenues for the six months ended June 30, 1999 and 1998, respectively, (ii) per diem charges from residents receiving nursing care representing 14.3% and 13.8% of total resident and health care revenues for the three months ended June 30, 1999 and 1998, respectively, and 14.3% and 13.5% of total resident and healthcare revenues for the six months ended June 30, 1999 and 1998, respectively, and
(iii) the amortization of entrance fees over each resident's actuarially determined life expectancy, net of health care benefit utilization, representing 3.0% and 3.6% for the three months and six months ended June 30, 1999 (the Company did not own entrance fee communities prior to July 1, 1998). Management services revenue represented 3.7% and 1.5% of total revenues for the three months ended June 30, 1999 and 1998, respectively, and 3.5% and 1.4% of total revenues for the six months ended June 30, 1999 and 1998, respectively. Development fees represented 4.9% and 5.9% of total revenues for the three months ended June 30,

1999 and 1998, respectively, and 5.0% and 5.3% for the six months ended June 30, 1999 and 1998, respectively. Approximately 95.4% and 94.6% of the Company's total revenues for the three months ended June 30, 1999 and 1998, respectively, and 95.4% and 95.0% of the Company's total revenues for the six months ended June 30, 1999 and 1998, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance and, to a lesser extent, Medicaid.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) general and administrative expense, which includes all corporate office overhead; (iii) lease expense; and (iv) depreciation and amortization expense.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                  JUNE 30, 1999             JUNE 30, 1998
                             STABLE(1)       TOTAL       STABLE(1)     TOTAL
                             ---------       -----       ---------     -----
END OF PERIOD CAPACITY
Owned                          4,989         5,150        3,151        3,397
Leased                         2,368         2,368        1,885        1,885
Managed                        3,857         5,516        2,084        2,339
                              ------        ------        -----        -----
Total                         11,214        13,034        7,120        7,621
                              ======        ======        =====        =====

END OF PERIOD OCCUPANCY
Owned                             94%           92%          94%          90%
Leased                            92%           90%          91%          91%
Managed                           92%           75%          95%          87%
                              ------        ------        -----        -----
Total                             93%           85%          93%          90%
                              ======        ======        =====        =====

--------------------

(1) Includes communities or expansions thereof that have (i) achieved 95% occupancy or (ii) have been open at least 12 months.

SAME COMMUNITY RESULTS

The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. One community at which a significant expansion was opened during 1998 has been excluded from the comparative data and will return to the Same Community group upon stabilization of the expansion.

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                               -----------------------------     ------------------------------
                                                1999       1998     % change      1999       1998      % change
                                               -------    -------   --------     -------    -------    --------
Resident and health care revenues               26,517     25,392        4.4%     49,191     46,924        4.8%
Community operating expense                     15,686     15,663        0.1%     29,042     28,587        1.6%
                                               -------    -------                -------    -------
     Resident income from operations            10,831      9,730       11.3%     20,149     18,338        9.9%
     Resident income from operations margin(1)    40.8%      38.3%                  41.0%      39.1%

Lease expense                                    1,437      1,416        1.5%      2,875      2,831        1.6%
Depreciation and amortization                    1,707      1,609        6.1%      3,408      3,150        8.2%
                                               -------    -------                -------    -------
     Income from operations                      7,687      6,705       14.7%     13,865     12,357       12.2%

Other data:
     Resident capacity                           4,598      4,598                             4,254      4,254
     Number of communities                          16         16                                15         15
     Average occupancy rate(2)                      95%        90%                               95%        91%

Average monthly revenue per occupied unit(3)   $ 2,256    $ 2,255        0.1%    $ 2,234    $ 2,209        1.1%
Average monthly expense per occupied unit(4)   $ 1,335    $ 1,391       (4.0%)   $ 1,319    $ 1,346       (2.0%)


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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues Total revenues were $44.5 million for the three months ended June 30, 1999 compared to $29.8 million for the three months ended June 30, 1998, representing an increase of $14.6 million, or 49.1%. Resident and health care revenue increased by $13.0 million, management services revenue increased by $1.2 million, and development fees increased by $397,000. The increase in resident and health care revenue was attributable to revenues derived from the FGI transaction and other senior living communities acquired or leased after June 30, 1998. Management services revenue increased as a percentage of total revenue to 3.7% for the three months ended June 30, 1999 from 1.5% in the comparable period in 1998. Development fees decreased as a percentage of total revenues to 4.9% for the three months ended June 30, 1999 from 5.9% in the comparable 1998 period. The increase in management services revenue is related to new management agreements entered into in the FGI transaction. The decrease in development fees as a percentage of total revenues is a result of the increase in resident and health care revenues included in total revenues.

Resident and health care revenues attributable to Same Communities were $26.5 million for the three months ended June 30, 1999, as compared to $25.4 million for the three months ended June 30, 1998. This increase was derived primarily from an increase in occupied units. Same Community average occupancy rates increased to 95% for the three months ended June 30, 1999 as compared to 90% for the comparable 1998 period.

Community Operating Expense Community operating expense increased to $25.5 million for the three months ended June 30, 1999, as compared to $17.2 million for the three months ended June 30, 1998, representing an increase of $8.3 million, or 47.9%. The increase in community operating expense was primarily attributable to expenses from communities acquired pursuant to the FGI transaction and other senior living communities acquired or leased after June 30, 1998. Community operating expense as a percentage of resident and health care revenues increased to 62.7% for the three months ended June 30, 1999 from 62.4% for the three months ended June 30, 1998.

Same Community operating expenses was unchanged at $15.7 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Same Community operating expense as a percentage of Same Community revenues decreased to 59.2% for the three months ended June 30, 1999 from 61.7% in the comparable period in the prior year primarily as a result of economies related to higher occupancy. Additionally, although the Company's skilled nursing revenues for Medicare residents is lower under the prospective payment system, the Company has reduced direct ancillary costs for Medicare residents by a greater amount.

General and Administrative General and administrative expense increased to $3.5 million for the three months ended June 30, 1999, as compared to $2.0 million for the three months ended June 30, 1998, representing an increase of $1.5 million, or 76.6%. The increase was primarily related to increases in salaries and benefits including corporate personnel retained as a result of the FGI acquisition. General and administrative expense as a percentage of total revenues increased to 7.9% for the three months ended June 30, 1999 as compared to 6.6% for the three months ended June 30, 1998.

Lease Expense Lease expense increased to $3.2 million for the three months ended June 30, 1999, from $2.0 million for the three months ended June 30, 1998. The increase was attributable to leases entered into after June 30, 1998. Same Community lease expense remained unchanged at $1.4 million.

Depreciation and Amortization Depreciation and amortization expense increased to $3.4 million for the three months ended June 30, 1999, from $1.9 million for the three months ended June 30, 1998, representing an increase of $1.5 million, or 82.8%. The increase was primarily attributable to senior living communities acquired after June 30, 1998 and the amortization of the costs in excess of net assets acquired resulting from the FGI acquisition. Same Community depreciation and amortization expense increased to $1.7 million for the three months ended June 30, 1999, from $1.6 million for the three months ended June 30, 1998, representing an increase of $98,000, or 6.1%, primarily related to capital expenditures at the related communities.

Other Income (Expense) Interest expense increased to $5.4 million, net of capitalized interest of $345,000, for the three months ended June 30, 1999, from $3.9 million, net of capitalized interest of $405,000, for the three months ended June 30, 1998, representing an increase of $1.5 million, or 38.9%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest income increased to $1.9 million in the three months ended June 30, 1999 from $560,000 for the comparable period of the prior year, primarily due to income generated from certificates of deposit and notes receivable associated with certain leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was $2.1 million for the three months ended June 30, 1999 as compared to $1.3 million for the three months ended June 30, 1998. The Company's effective tax rate was 38% and 36.6% for the three months ended June 30, 1999 and 1998, respectively.

Discontinued Operations During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter of 1998, the Company determined that an acceptable reimbursement system would not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the three months ended June 30, 1998 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $593,000 in the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues Total revenues were $88.0 million for the six months ended June 30, 1999 compared to $56.9 million for the six months ended June 30, 1998, representing an increase of $31.2 million, or 54.9%. Resident and health care revenue increased by $27.6 million, management services revenue increased by $2.3 million, and development fees increased by $1.4 million. The increase in resident and health care revenue was attributable to revenues derived from communities acquired pursuant to the FGI transaction and other senior living communities acquired or leased after June 30, 1998. Management services revenue increased as a percentage of total revenue to 3.5% for the six months ended June 30, 1999 from 1.4% in the comparable period in 1998. Development fees decreased as a percentage of total revenues to 5.0% for the six months ended June 30, 1999 from 5.3% in the comparable 1998 period. The increase in management services revenue is related to new management agreements entered into in the FGI transaction.

Resident and health care revenues attributable to Same Communities were $49.2 million for the six months ended June 30, 1999, as compared to $46.9 million for the six months ended June 30, 1998. This increase was derived from a 1.1% increase in average rates and a 3.6% increase in occupied units. Same Community average occupancy rates increased to 95% for the six months ended June 30, 1999 as compared to 91% for the comparable 1998 period.

Community Operating Expenses Community operating expenses increased to $50.7 million for the six months ended June 30, 1999, as compared to $33.3 million for the six months ended June 30, 1998, representing an increase of $17.4 million, or 52.4%. The increase in community operating expenses was primarily attributable to expenses from communities acquired pursuant to the FGI transaction and other senior living communities acquired or leased after June 30, 1998. Community operating expenses as a percentage of resident and health care revenues increased to 62.9% for the six months ended June 30, 1999 from 62.7% for the six months ended June 30, 1998.

Same Community operating expenses increased to $29.0 million for the six months ended June 30, 1999, as compared to $28.6 million for the six months ended June 30, 1998, representing an increase of $455,000, or 1.6%. Same Community operating expense as a percentage of Same Community revenues decreased to 59.0% for the six months ended June 30, 1999 from 60.9% in the comparable period in the prior year primarily as a result of economies related to higher occupancy. Additionally, although the Company's skilled nursing revenues for Medicare residents is lower under the prospective payment system, the Company has reduced direct ancillary costs for Medicare residents by a greater amount.

General and Administrative General and administrative expense increased to $6.8 million for the six months ended June 30, 1999, as compared to $3.7 million for the six months ended June 30, 1998, representing an increase of $3.1 million, or 82.3%. The increase was primarily related to increases in salaries and benefits including corporate personnel retained as a result of the FGI acquisition. General and administrative expense as a percentage of total revenues increased to 7.7% for the six months ended June 30, 1999 as compared to 6.5% for the six months ended June 30, 1998.

Lease Expense Lease expense increased to $6.2 million for the six months ended June 30, 1999, from $3.6 million for the six months ended June 30, 1998, representing an increase of $2.5 million, or 68.7%. The increase was attributable to leases entered into after June 30, 1998. Same Community lease expense increased by $44,000 to $2.9 million for the six months ended June 30, 1999 from $2.8 million for the six months ended June 30, 1998.

Depreciation and Amortization Depreciation and amortization expense increased to $6.7 million for the six months ended June 30, 1999, from $3.6 million for the six months ended June 30, 1998, representing an increase of $3.1 million, or 87.1%. The increase was primarily attributable to senior living communities acquired after June 30, 1998 and the amortization of the costs in excess of net assets acquired resulting from the FGI acquisition. Same Community depreciation and amortization expense increased to $3.4 million for the six months ended June 30, 1999, from $3.2 million for the six months ended June 30, 1998, representing an increase of $258,000, or 8.2%, primarily related to capital expenditures at the related communities.

Other Income (Expense) Interest expense increased to $10.2 million, net of capitalized interest of $1.0 million, for the six months ended June 30, 1999, from $7.7 million, net of capitalized interest of $855,000, for the six months ended June 30, 1998, representing an increase of $2.5 million, or 32.6%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions. Interest income increased to $3.3 million in the six months ended June 30, 1999 from $1.2 million for the comparable period of the prior year, primarily due to income generated from certificates of deposit associated with certain leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was $4.2 million for the six months ended June 30, 1999 as compared to $2.3 million for the six months ended June 30, 1998. The Company's effective tax rate was 38% and 36.4% for the six months ended June 30, 1999 and 1998, respectively.

Discontinued Operations During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter of 1998, the Company determined that an acceptable reimbursement system would not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the six months ended June 30, 1998 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $837,000 in the six months ended June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, and cash flows from operations. At June 30, 1999, the Company had $371.5 million of indebtedness outstanding, including $138.0 million of 5 3/4% Convertible Subordinated Debentures due 2002, and $126.8 million of indebtedness to a capital corporation, with fixed maturities ranging from December 1999 to April 2028. As of June 30, 1999, approximately 73.7% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness carried an average rate of 6.7% as of June 30, 1999. As of June 30, 1999, the Company had working capital of $26.7 million.

Net cash provided by operating activities was $4.3 million for the three months ended June 30, 1999 as compared to $6.4 million provided by operating activities for the six months ended June 30, 1998. The Company's unrestricted cash balance was $20.8 million as of June 30, 1999.

Net cash used in investing activities was $77.5 million for the six months ended June 30, 1999, as compared with $44.6 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company made additions to land, buildings and equipment including construction activity of $33.0 million, increased notes receivable by $28.1 million, purchased $13.0 million of assets limited as to use pursuant to certain leasing transactions, and made $7.0 million of purchase option payments for certain communities currently leased or managed by the Company.

Net cash provided by financing activities was $73.6 million for the six months ended June 30, 1999, as compared with $17.5 million for the six months ended June 30, 1998. The Company had borrowings of $71.3 million under long-term debt arrangements with associated financing cost payments of $1.9 million, received $6.1 million from the sale of life estate contracts, net of refunds, and made principal payments under master trust agreements of $2.3 million during the six months ended June 30, 1999.

During the six months ended June 30, 1999, the Company entered into various financing commitments including a $75.0 million three-year revolving credit facility with an additional $75.0 million to be syndicated on a best efforts basis. The line of credit will be used to fund development, acquisitions or expansions of senior living communities. At June 30, 1999, $17.2 million was outstanding under the revolving credit facility. The Company also entered into a $6.0 million unsecured acquisition line of credit and a $4.5 million secured term loan. The term loan matures December 31, 1999 and is secured by land. At June 30, 1999, $4.7 million was outstanding under the acquisition line of credit which matures May 1, 2001. During the six months ended June 30, 1999, the Company also received a commitment from a REIT for a $50.0 million credit facility that is available for the development and acquisition of senior living communities.

Subsequent to June 30, 1999 the Company announced the arrangement of $75.0 million of additional financing that includes a $50.0 million line of credit for the construction and/or expansion of senior living communities and an increase of $25.0 million to the existing three-year revolving credit facility (from $75.0 million to $100.0 million) for development and acquisitions.

The Company's various credit facilities contain financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, and capital expenditure reserve levels. All of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. Substantially all of such indebtedness is cross-defaulted.

The aggregate estimated cost to complete and lease-up the 28 senior living communities currently under construction or development is approximately $375.0 million to $400.0 million. In addition, the Company plans to expand ten of its communities, which is expected to cost approximately $80.0 million to complete and lease-up.

The Company expects that its current cash, together with cash flow from operations and borrowings available to it under existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including public and private debt and equity, conventional mortgage financing, leasing, and unsecured bank financing, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

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

The potential impact of Year 2000 issues is also dependent upon corrective measures taken by the businesses and other entities that the Company deems critical to its operations. It is not possible, at present, however, to determine the effect on the Company if third party remediation efforts are not completed in a timely manner.

While the Company expects to adequately resolve Year 2000 issues, no assurances can be given that supplier disruption and potential delay in reimbursement from certain agencies would not have a material impact on the Company. The Company intends to address the possible consequences of these issues through community-specific supplier contingency plans and a prudent level of liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the exchange of fixed interest rate payments without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At June 30, 1999, the Company's outstanding principal under its existing swap agreement was $35.7 million maturing July 1, 2008. Under the agreement the Company receives a fixed rate of 6.87% and pays a floating rate based upon a foreign currency basket with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change and materially affect the Company.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 12, 1999, the Company's Charter was amended to increase the number of shares of common stock the Company is authorized to issue from 50 million to 200 million. The additional authorized shares of common stock may be issued by the Board of Directors, at their discretion and without shareholder approval, except as may be required by law or the rules of the New York Stock Exchange.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 12, 1999 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to (i) elect four Class II directors for a term of three years, and until their successors are duly elected and qualified; (ii) to amend the Company's corporate charter to increase the number of shares of common stock the Company is authorized to issue from 50 million to 200 million; and (iii) to approve the Company's 1997 Stock Incentive Plan, as amended to increase the number of shares of common stock reserved and authorized for issuance pursuant to the plan, to increase the number of shares of common stock that may be issued under the plan pursuant to incentive stock options, and to increase the maximum number of shares of common stock that may be issued to certain employees under the plan in any single fiscal year.

The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

           Director Nominee                   For             Against/Withheld
           ----------------                   ----            ----------------
           Frank M. Bumstead               14,255,699             138,692
           Clarence Edmonds                14,255,681             138,710
           Robert G. Roskamp               14,255,641             138,750
           Nadine C. Smith                 14,237,475             159,916

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

           Name                                       Term Expires
           ----                                       ------------
           W.E. Sheriff                                   2000
           H. Lee Barfield II                             2000
           Robin G. Costa                                 2000
           John A. Morris, Jr., M.D.                      2000
           Jack O. Bovender, Jr.                          2001
           Christopher J. Coates                          2001
           Daniel K. O'Connell                            2001
           Lawrence J. Steusser                           2001

The amendment to the Company's corporate charter to increase the number of shares of common stock the Company is authorized to issue from 50 million to 200 million was approved with 10,915,715 shares voted for the amendment, 3,306,261 shares voted against the amendment and 172,415 shares withheld.

The Company's 1997 Stock Incentive Plan, as amended, was approved with 9,391,263 shares voted for the amendment, 3,892,259 shares voted against the amendment, 182,111 shares withheld and 928,758 shares unvoted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

       10.1 Financing and Security Agreement, dated June 8, 1999, by and among ARC Capital Corporation II and Bank United, as Agent

       10.2 Loan Commitment, dated July 30, 1999, among American Retirement Corporation and Guaranty Federal Bank, F.S.B.

       10.3 Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation

       27.1   Financial Data Schedule for SEC use only (1998)

       27.2   Financial Data Schedule for SEC use only (1999)

b.   Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          American Retirement Corporation


Date:    August 16, 1999                  By: /s/ George T. Hicks
                                              ----------------------------------
                                              George T. Hicks
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (principal financial and
                                              accounting officer)