Form 10-Q
period 1999-09-30
AMERICAN RETIREMENT CORP
filed 1999-11-15
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

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

                             Yes  [X]      No  [ ]

As of November 12, 1999 there were 17,138,235 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)                                     Page
             Condensed Consolidated Balance Sheets as of
             September 30, 1999 and December 31, 1998 .............................. 3

             Condensed Consolidated Statements of
             Operations for the Three Months Ended
             September 30, 1999 and September 30, 1998 ............................. 4

             Condensed Consolidated Statements of
             Operations for the Nine Months Ended
             September 30, 1999 and September 30, 1998 ............................. 5

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended September 30,
             1999 and September 30, 1998 ........................................... 6

             Notes to Condensed Consolidated Financial Statements .................. 8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................... 11

Item 3.      Quantitative and Qualitative Disclosure About Market Risk ............ 23

PART II.     OTHER INFORMATION

Item 4.      Exhibits and Reports on Form 8-K...................................... 23

Signatures   ...................................................................... 24

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                 September 30, 1999  December 31, 1998
                                                                                 ------------------  -----------------
                                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 29,561          $ 20,400
    Assets limited as to use                                                              5,216             4,747
    Accounts receivable, net                                                             14,282            11,158
    Advances for development projects                                                     4,229            11,136
    Inventory                                                                               817               826
    Prepaid expenses                                                                      1,783             1,627
    Deferred income taxes                                                                 1,565             1,580
    Other current assets                                                                  3,636             2,972
                                                                                       --------          --------
        Total current assets                                                             61,089            54,446

    Assets limited as to use, excluding amounts classified as current                    69,549            58,035
    Land, buildings and equipment, net                                                  429,431           391,468
    Notes receivable                                                                     77,000            19,731
    Costs in excess of net assets acquired, net                                          39,690            37,790
    Other assets                                                                         44,823            34,384
                                                                                       --------          --------
        Total assets                                                                   $721,582          $595,854
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Current portion of long-term debt                                                $  6,033          $  1,426
      Accounts payable                                                                    3,241             6,543
      Accrued expenses                                                                   18,725            15,376
      Other current liabilities                                                           2,138             5,297
                                                                                       --------          --------
        Total current liabilities                                                        30,137            28,642

    Long-term debt, excluding current portion                                           266,583           161,261
    Convertible subordinated debentures                                                 137,980           137,980
    Refundable portion of life estate fees                                               49,284            48,805
    Deferred life estate income                                                          46,451            43,715
    Tenant deposits                                                                       6,670             6,865
    Deferred gain on sale-leaseback transactions                                          3,281             3,620
    Deferred income taxes                                                                17,571            16,631
    Other long-term liabilities                                                           8,656             2,493
                                                                                       --------          --------
        Total liabilities                                                               566,613           450,012

    Shareholders' equity:
      Preferred stock, no par value; 5,000,000 shares authorized, no
        shares issued or outstanding                                                         --                --
      Common stock, $.01 par value; 200,000,000 shares authorized,
        17,138,235 and 17,118,385 shares issued and outstanding, respectively               171               171
      Additional paid-in capital                                                        145,399           145,170
      Retained earnings                                                                   9,399               501
                                                                                       --------          --------
        Total shareholders' equity                                                      154,969           145,842
                                                                                       --------          --------
        Total liabilities and shareholders' equity                                     $721,582          $595,854
                                                                                       ========          ========


See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                             Three Months Ended
                                                                    September 30, 1999   September 30, 1998
                                                                    ------------------   ------------------
Revenues:
     Resident and health care revenue                                     $ 41,590           $ 37,604
     Management services revenue                                             1,807              1,223
     Development fees                                                          965              2,498
                                                                          --------           --------
       Total revenues                                                       44,362             41,325

Expenses:
     Community operating expense                                            26,871             23,989
     Lease expense                                                           3,364              2,561
     General and administrative                                              3,686              3,299
     Depreciation and amortization                                           3,288              3,216
                                                                          --------           --------
       Total operating expenses                                             37,209             33,065
                                                                          --------           --------

       Operating income                                                      7,153              8,260

Other income (expense):
     Interest expense                                                       (6,572)            (5,276)
     Interest income                                                         2,616              1,307
     Other                                                                     156                (67)
                                                                          --------           --------
       Other expense, net                                                   (3,800)            (4,036)

       Income from continuing operations before income taxes                 3,353              4,224

Income tax expense                                                           1,274              1,624
                                                                          --------           --------

       Income from continuing operations                                     2,079              2,600

Discontinued operations, net of tax                                             --               (290)
                                                                          --------           --------

       Net income                                                         $  2,079           $  2,310
                                                                          ========           ========

Basic earnings per share:
     Basic earnings per share from continuing operations                  $   0.12           $   0.17
     Discontinued operations, net of tax                                        --              (0.02)
                                                                          ========           ========
     Basic earnings per share                                             $   0.12           $   0.15
                                                                          ========           ========

Diluted earnings per share:
     Diluted earnings per share from continuing operations                $   0.12           $   0.17
     Discontinued operations, net of tax                                        --              (0.02)
                                                                          ========           ========
     Diluted earnings per share                                           $   0.12           $   0.15
                                                                          ========           ========

Weighted average shares used for basic earnings per share data              17,138             15,603
Effect of dilutive common stock options                                         --                 92
                                                                          --------           --------
Weighted average shares used for diluted earnings per share data            17,138             15,695
                                                                          ========           ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

                                                                                           Nine Months Ended
                                                                                September 30, 1999   September 30, 1998
                                                                                ------------------   ------------------
Revenues:
     Resident and health care revenue                                                 $ 122,213           $ 90,647
     Management services revenue                                                          4,867              2,030
     Development fees                                                                     5,330              5,508
                                                                                      ---------           --------
       Total revenues                                                                   132,410             98,185

Expenses:
     Community operating expense                                                         77,573             57,259
     Lease expense                                                                        9,517              6,208
     General and administrative                                                          10,449              7,008
     Depreciation and amortization                                                        9,993              6,800
                                                                                      ---------           --------
       Total operating expenses                                                         107,532             77,275
                                                                                      ---------           --------

       Operating income                                                                  24,878             20,910

Other income (expense):
     Interest expense                                                                   (16,759)           (12,961)
     Interest income                                                                      5,941              2,494
     Other                                                                                  303                (33)
                                                                                      ---------           --------
       Other expense, net                                                               (10,515)           (10,500)

       Income from continuing operations before income taxes and cumulative
         effect of accounting change                                                     14,363             10,410

Income tax expense                                                                        5,465              3,877
                                                                                      ---------           --------

       Income from continuing operations before cumulative effect of
         accounting change                                                                8,898              6,533

Discontinued operations, net of tax                                                          --             (1,127)
                                                                                      ---------           --------

       Income before cumulative effect of accounting change                               8,898              5,406

Cumulative effect of change in accounting for start-up costs, net of tax                     --               (304)
                                                                                      ---------           --------

       Net income                                                                     $   8,898           $  5,102
                                                                                      =========           ========

Basic earnings per share:
     Basic earnings per share from continuing operations before cumulative
       effect of accounting change                                                    $    0.52           $   0.51
     Discontinued operations, net of tax                                                     --              (0.09)
     Cumulative effect of change in accounting principle, net of tax                         --              (0.02)
                                                                                      ---------           --------
     Basic earnings per share                                                         $    0.52           $   0.40
                                                                                      =========           ========

Diluted earnings per share:
     Diluted earnings per share from continuing operations before cumulative
       effect of accounting change                                                    $    0.52           $   0.50
     Discontinued operations, net of tax                                                     --              (0.09)
     Cumulative effect of change in accounting principle, net of tax                         --              (0.02)
                                                                                      ---------           --------
     Diluted earnings per share                                                       $    0.52           $   0.39
                                                                                      =========           ========

Weighted average shares used for basic earnings per share data                           17,126             12,893
Effect of dilutive common stock options                                                      10                171
                                                                                      ---------           --------
Weighted average shares used for diluted earnings per share data                         17,136             13,064
                                                                                      =========           ========


See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                         Nine months ended
                                                                              ---------------------------------------
                                                                              September 30, 1999   September 30, 1998
                                                                              ------------------   ------------------
Cash flows from operating activities:
    Net income                                                                    $   8,904           $   5,102
       Loss from discontinued operations, net of tax                                     --               1,127
       Cumulative effect of change in accounting principle, net of tax                   --                 304
                                                                                  ---------           ---------
    Income from continuing operations                                                 8,904               6,533
    Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                                  9,993               6,800
       Amortization of deferred entrance fee revenue                                 (5,683)             (1,707)
       Proceeds from terminated lifecare contracts                                    2,176                 931
       Deferred income taxes                                                          1,631               3,077
       Amortization of deferred gain on sale-leaseback transactions                    (339)               (340)
       Minority owners' allocation of losses                                           (562)                 --
       Losses from unconsolidated joint ventures                                      1,292                 184
       Gain on sale of marketable equity securities                                      --                 (80)
    Changes in assets and liabilities, net of effects from acquisitions:
       Increase in accounts receivable                                               (3,160)             (1,345)
       (Increase) decrease in inventory                                                  10                (135)
       Increase in prepaid expenses                                                    (157)             (1,082)
       Increase in other assets                                                      (1,110)               (541)
       Increase (decrease) in accounts payable                                       (3,416)              2,212
       Increase (decrease) in accrued expenses                                        3,165              (2,640)
       Increase (decrease) in tenant deposits                                          (195)                 95
       Decrease in other liabilities                                                 (1,420)               (171)
                                                                                  ---------           ---------
Net cash and cash equivalents provided by continuing operations                      11,129              11,791
Net cash and cash equivalents used in discontinued operations                            --              (1,081)
                                                                                  ---------           ---------
Net cash and cash equivalents provided by operating activities                       11,129              10,710

Cash flows from investing activities:
    Net additions to land, buildings and equipment                                  (46,765)            (20,100)
    Expenditures for acquisitions, net of cash received                                  --             (29,166)
    Reimbursements from (advances for) development projects, net                      6,907              (6,705)
    Investments in joint ventures                                                      (430)             (1,213)
    Purchases of assets limited as to use                                           (11,982)            (36,630)
    Increase in notes receivable                                                    (57,269)            (15,517)
    Proceeds from the sale of marketable securities                                      --                 132
    Purchase option payments                                                         (7,516)                 --
    Other investing activities                                                        1,144              (1,678)
                                                                                  ---------           ---------
Net cash used by investing activities                                              (115,911)           (110,877)



See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                         Nine months ended
                                                                              ---------------------------------------
                                                                              September 30, 1999   September 30, 1998
                                                                              ------------------   ------------------
Cash flows from financing activities:
    Proceeds from public offerings                                                       --              64,800
    Proceeds from the issuance of long-term debt                                    113,012              53,673
    Proceeds from life estate sales, net of refunds                                   8,261               2,614
    Proceeds from exercise of stock options                                              75                 131
    Proceeds from issuance of stock through employee stock purchase plan                154                 140
    Principal payments on indebtedness                                               (3,084)            (12,079)
    Principal reductions in master trust liability                                   (3,338)             (1,389)
    Expenditures for financing costs                                                 (2,767)                (75)
    Contributions from minority owners                                                1,630                  --
                                                                                  ---------           ---------
Net cash provided by financing activities                                           113,943             107,815

    Net increase in cash and cash equivalents                                         9,161               7,648
                                                                                  ---------           ---------
Cash and cash equivalents at beginning of period                                     20,400              44,583
                                                                                  ---------           ---------
Cash and cash equivalents at end of period                                        $  29,561           $  52,231
                                                                                  =========           =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $  15,423           $  10,981
                                                                                  =========           =========
    Income taxes paid                                                             $   5,004           $     249
                                                                                  =========           =========

Supplemental disclosure of non-cash transactions:
During 1998, the Company acquired Freedom Group, Inc. In conjunction with the transaction, net assets and liabilities were assumed as follows:

                         Current assets                   -            $7,378
                         Other assets                     -           152,204
                         Current liabilities              -            15,471
                         Debt                             -            22,368
                         Other liabilities                -            74,793








See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1998 amounts have been reclassified to conform with the 1999 presentation. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended September 30, 1999 and 1998 have been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share also includes dilutive common stock equivalents, which consist of in-the-money stock options. The inclusion of the effect of the Company's convertible debentures would have been antidilutive for the periods presented.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be antidilutive.

                                               Three Months Ended                    Nine Months Ended
                                                   September 30                         September 30
                                              1999              1998                1999             1998
                                         -------------------------------       -------------------------------
Number of options (in thousands)             1,959               310               1,229               181
Weighted-average exercise price             $16.02            $20.07              $16.77            $21.45


3.  LIFECARE AND MASTER TRUST ACCOUNTING

Certain of the Company's communities provide housing and health care services through entrance fee agreements with the residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract and the Company provides certain levels of future health care services to the resident for life.

Refundable Portion of Life Estate Fees and Deferred Life Estate Income: The refundable portion of a life estate fees represents the amount that is due and refundable to the resident or the resident's estate upon contract termination. The portion of the purchase price that is not refundable is recorded as deferred life estate income at the time of purchase and amortized into income over the resident's estimated life expectancy, estimated annually based upon actuarial projections. Lifecare income related to residency agreements that are fully refundable and contingent upon reoccupancy is recognized using the average life of the related buildings.

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

Upon termination of the resident's occupancy, the resident or the resident's estate receives payment of the remaining loan balance from the Trust and agrees to pay a lifecare fee based on a formula in the residency and care agreement, not to exceed a specified percentage of the resident's original deposit to the Trust. This lifecare fee is recognized ratably over the estimated life expectancy of the resident. The amortization of the lifecare fees is included in resident and health care revenue in the statement of operations and deferred lifecare fee receivable (included in other noncurrent assets) on the balance sheet. The Company reports the obligation under the master trust agreements as refundable portion of life estate fees and deferred life estate income based on the applicable residency agreements.

4. LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                            September 30, 1999         December 31, 1998
                                            ------------------         -----------------
Land                                                   $43,442                   $42,498
Land improvements                                        2,804                     2,674
Land held for development                               13,558                     5,487
Land leased to others                                   16,845                    15,277
Buildings and improvements                             336,171                   317,435
Furniture, fixtures, and equipment                      24,202                    21,518
Leasehold improvements                                   1,044                       515
                                                      --------                  --------
                                                       438,066                   405,404
Less accumulated depreciation and amortization          36,423                    27,625
                                                      --------                  --------
                                                       401,643                   377,779
Construction in progress                                27,788                    13,689
                                                      --------                  --------
Total                                                 $429,431                  $391,468
                                                      ========                  ========

5.  LONG TERM DEBT

During the nine months ended September 30, 1999, the Company entered into various financing commitments including a $100.0 million three-year revolving credit facility with an additional $50.0 million to be syndicated on a best efforts basis. The line of credit will be used to fund development, acquisitions or expansions of senior living communities. At September 30, 1999, $55.2 million was outstanding under the revolving credit facility. Additionally, the Company secured a $50.0 million line of credit for the construction and/or expansion of senior living communities. At September 30, 1999 the full commitment was available under the $50.0 million line. The Company also entered into a $6.0 million unsecured acquisition line of credit and a $4.5 million secured term loan. The term loan matures December 31, 1999 and is secured by land. At September 30, 1999, $4.7 million was outstanding under the $6.0 million acquisition line of credit that matures May 1, 2001.

During the nine months ended September 30, 1999, the Company also received a commitment from a REIT for a $50.0 million credit facility that is available for the development and acquisition of senior living communities.

6.  COMMITMENTS AND CONTINGENCIES

The Company finances the costs of certain senior living communities owned by others that are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $111.5 million of additional financing for these communities.

The Company provides development services to senior living communities owned by others. Under the terms of the development agreements, the Company receives fixed fees ranging from approximately 3.75% to 5.00% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $740,000 and $1.6 million of development fee revenue during the three month periods ended September 30, 1999 and 1998, respectively, and $4.7 million and $4.6 million during the nine month periods ended September 30, 1999 and 1998, respectively. The Company owns the land upon which 15 of these senior living communities are located, and has leased the land for terms of 50 years.

The owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into management agreements with the SPEs to manage the operations of the leased senior living communities. The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. The Company is required to pledge certificates of deposit to the lessors as collateral to support the Company's agreements to fund operating deficits of the SPEs over certain specified amounts. At September 30, 1999, the Company has pledged certificates of deposit in the aggregate of $41.4 million that are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit. The Company has not funded any such operating deficits as of September 30, 1999. Certain of the management agreements also provide the Company with an option to purchase the SPEs' interest in the leases at a price determined by an agreed upon formula. Certain other management agreements provide the Company with a right of first refusal. As of September 30, 1999, the Company has not assumed any of the SPEs' lease interests.


ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. The Company currently operates 53 senior living communities in 16 states with an aggregate capacity for approximately 13,500 residents. The Company currently owns 20 communities, leases nine communities pursuant to long-term leases, and manages 24 communities pursuant to management agreements. The Company is currently constructing or developing 20 senior living communities and expanding seven of its existing communities to add aggregate estimated capacity for approximately 2,900 residents, including several joint venture projects with third parties.

The Company's strategy is to develop Senior Living Networks in major metropolitan regions. These networks are generally made up of large continuing care retirement communities ("CCRCs") and smaller free-standing assisted living residences located in the same markets. The Company believes that this hub and spoke approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels. The Company's methods to develop Senior Living Networks include: (i) selective acquisitions of senior living communities, including continuing care retirement communities and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective development and acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

At the end of the third quarter, the Company announced that, as a result of changes in the senior living industry environment, it would shift from filling out its Senior Living Networks by developing new assisted living residences to selective acquisitions of existing communities within those networks. The Company believes that increases in construction costs, particularly in the high growth markets the Company has targeted, and an expected increase in the number of existing properties available for acquisition currently makes acquisitions of existing communities a more attractive alternative than denovo development. As a result of this decision, the Company deferred several planned and early-stage projects currently in its development pipeline and suspended all new free-standing assisted living development. It also delayed two major community expansions until early next year.

The Company reported net income of $2.1 million on revenues of $44.4 million for the quarter ended September 30, 1999, as compared with income of $2.3 million on revenues of $41.3 million for the comparable prior year period. As a result of the shift to an acquisitions-oriented strategy for building the Senior Living Networks, during the third quarter of 1999, the Company recognized a significant reduction in development fee revenues; a trend that will continue in the fourth quarter of 1999 and in 2000. Third quarter development fee revenue was less than $1.0 million versus the $2.5 million of development fee income that the Company reported for the third quarter of 1998. Earnings were also impacted by greater than expected start-up losses associated with a recently acquired community and two community expansions, whose openings were delayed, together with negative operational variances at four of the Company's large stabilized communities. Lease expense increased due to the acquisition of leasehold interests in three recently added communities and a community expansion, which is leased.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, (ii) management services revenue and (iii) development fees. The Company's resident and health care revenues are comprised of (i) monthly service fees and ancillary revenues from independent and assisted living residents representing 83.1% and 82.8% of total resident and health care revenues for the three months ended September 30, 1999 and 1998, respectively, and 82.5% and 85.0% of total resident and health care revenues for the nine months ended September 30, 1999 and 1998, respectively, (ii) per diem charges from residents receiving nursing care representing 14.1% of total resident and health care revenues for the three months ended September 30, 1999 and 1998, and 14.2% and 13.7% of total resident and health care revenues for the nine months ended September 30, 1999 and 1998, respectively, and (iii) the amortization of entrance fees over each resident's actuarially determined life expectancy, net of health care benefit utilization, representing 2.8% and 3.1% for the three months ended September 30, 1998 and 1998, respectively, and 3.3% and 1.3% for the nine months ended September 30, 1999 and 1998, respectively (the Company did not own entrance fee communities prior to July 1, 1998). Management services revenue represented 4.1% and 3.0% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 3.7% and 2.1% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. Development fees represented 2.2% and 6.0% of total revenues for the three months ended September 30, 1999 and 1998, respectively, and 4.0% and 5.6% for the nine months ended September 30, 1999 and 1998, respectively. Approximately 95.8% and 95.6% of the Company's total revenues for the three months ended September 30, 1999 and 1998, respectively, and 95.5% and 95.3% of the Company's total revenues for the nine months ended September 30, 1999 and 1998, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance and, to a lesser extent, Medicaid.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) general and administrative expense, which includes all corporate office overhead; (iii) lease expense; and (iv) depreciation and amortization expense.

The following table sets forth, for the periods indicated, certain resident capacity and occupancy data for the periods indicated:

                                  SEPTEMBER 30, 1999             SEPTEMBER 30, 1998
                                -----------------------        ----------------------
END OF PERIOD CAPACITY          STABLE(1)         TOTAL        STABLE(1)        TOTAL
                                ---------         -----        ---------        -----
Owned                             5,042           5,284          4,727          5,042
Leased                            2,475           2,475          2,073          2,173
Managed                           4,046           5,476          3,797          4,493
                                 ------          ------         ------         ------
Total                            11,563          13,235         10,597         11,708
                                 ======          ======         ======         ======

END OF PERIOD OCCUPANCY
Owned                               95%             92%            94%            91%
Leased                              93%             90%            92%            89%
Managed                             93%             80%            93%            84%
                                    ---             ---            ---            ---
Total                               94%             87%            93%            88%
                                    ===             ===            ===            ===
--------------------

(1) Includes communities or expansions thereof that have (i) achieved 95% occupancy or (ii) have been open at least 12 months.

SAME COMMUNITY RESULTS

The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. One community, at which a significant expansion was opened during 1998, has been excluded from the comparative data and will return to the Same Community group upon stabilization of the expansion.

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
   (DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                                        ---------------------------------          -------------------------------
                                                        1999          1998        % change        1999         1998       % change
                                                        ----          ----        --------        ----         ----       --------
Resident and health care revenues                     $37,610       $35,879          4.8%       $74,289      $71,191         4.4%
Community operating expense                            23,198        22,516          3.0%        44,076       43,195         2.0%
                                                      -------       -------                     -------      -------
     Resident income from operations                   14,412        13,363          7.8%        30,213       27,996         7.9%
     Resident income from operations margin(1)          38.3%         37.2%                       40.7%        39.3%

Lease expense                                           2,188         2,134          2.5%         4,378        4,247         3.1%
Depreciation and amortization                           2,977         2,914          2.2%         5,041        4,753         6.1%
                                                      -------       -------                     -------      -------
     Income from operations                             9,247         8,316         11.2%        20,794       18,996         9.5%

Other data:
     Resident capacity                                  6,505         6,505                       4,254        4,254
     Number of communities                                 21            21                          15           15
     Average occupancy rate(2)                            95%           92%                         95%          92%

Average monthly revenue per occupied unit(3)           $2,304        $2,272          1.4%        $2,244       $2,221         1.1%
Average monthly expense per occupied unit(4)           $1,421        $1,426        (0.3%)        $1,332       $1,347       (1.2%)


(1) "Resident income from operations margin" represents "Resident income from operations" as a percentage of "Resident and health care revenues."

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1998

Revenues Total revenues were $44.4 million for the three months ended September 30, 1999 compared to $41.3 million for the three months ended September 30, 1998, representing an increase of $3.0 million, or 7.3%. Resident and health care revenue increased by $4.0 million, management services revenue increased by $584,000, and development fees decreased by $1.5 million. The increase in resident and health care revenue was primarily attributable to Same Community revenue increases and revenues derived from senior living communities acquired or leased after September 30, 1998. Management services revenue increased as a percentage of total revenue to 4.1% for the three months ended September 30, 1999 from 3.0% in the comparable period in 1998. The increase in management services revenue is related to management fees from newly developed and managed assisted living communities and acquisition fees. Development fees decreased as a percentage of total revenues to 2.2% for the three months ended September 30, 1999 from 6.0% in the comparable 1998 period. The decrease in development fees is related to the Company's decision to move to an acquisitions-oriented method of building its Senior Living Networks and, therefore, to discontinue new development of free-standing assisted living residences, for which the Company receives development fees. The Company expects that this change in its strategy for building its Senior Living Networks will cause significantly lower levels of development fees in the fourth quarter of 1999 and in 2000.

Resident and health care revenues attributable to Same Communities were $37.6 million for the three months ended September 30, 1999, as compared to $35.9 million for the three months ended September 30, 1998. This increase was derived from a 3.4% increase in occupied units and a 1.4% increase in average rates. Same Community average occupancy rates increased to 95% for the three months ended September 30, 1999 as compared to 92% for the comparable 1998 period.

Community Operating Expense Community operating expense increased to $26.9 million for the three months ended September 30, 1999, as compared to $24.0 million for the three months ended September 30, 1998, representing an increase of $2.9 million, or 12.0%. The increase in community operating expense was primarily attributable to expenses from communities acquired or leased after September 30, 1998 and an on-balance sheet acquisition of an assisted living community that is in the fill-up stage. Community operating expense as a percentage of resident and health care revenues increased to 64.6% for the three months ended September 30, 1999 from 63.8% for the three months ended September 30, 1998. The increase in community operating expenses as a percentage of resident and health care revenues is primarily attributable to greater than expected start-up losses associated with a recently acquired community and two community expansions, whose openings were delayed, and to negative operational variances at four of the Company's large stabilized communities.

Same Community operating expenses increased to $23.2 million for the three months ended September 30, 1999 as compared to $22.5 million for the three months ended

September 30, 1998. Same Community operating expense as a percentage of Same Community revenues decreased to 61.7% for the three months ended September 30, 1999 from 62.8% in the comparable period in the prior year primarily as a result of economies related to higher occupancy.

General and Administrative General and administrative expense increased to $3.7 million for the three months ended September 30, 1999, as compared to $3.3 million for the three months ended September 30, 1998, representing an increase of $387,000, or 11.7%. The increase was primarily related to increases in salaries and benefits. General and administrative expense as a percentage of total revenues increased to 8.3% for the three months ended September 30, 1999 as compared to 8.0% for the three months ended September 30, 1998.

Lease Expense Lease expense increased to $3.4 million for the three months ended September 30, 1999, from $2.6 million for the three months ended September 30, 1998. The increase was attributable to leases entered into after September 30, 1998, including several acquisitions of leasehold interests. Same Community lease expense remained unchanged at $2.1 million.

Depreciation and Amortization Depreciation and amortization expense increased to $3.3 million for the three months ended September 30, 1999, from $3.2 million for the three months ended September 30, 1998, representing an increase of $72,000, or 2.2%. Same Community depreciation and amortization expense increased to $3.0 million for the three months ended September 30, 1999, from $2.9 million for the three months ended September 30, 1998, representing an increase of $63,000, or 2.2%. The increases were primarily related to capital expenditures.

Other Income (Expense) Interest expense increased to $6.6 million, net of capitalized interest of $441,000, for the three months ended September 30, 1999, from $5.3 million, net of capitalized interest of $250,000, for the three months ended September 30, 1998, representing an increase of $1.3 million, or 24.6%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest income increased to $2.6 million in the three months ended September 30, 1999 from $1.3 million for the comparable period of the prior year, primarily due to income generated from certificates of deposit and notes receivable associated with certain synthetic leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was $1.3 million for the three months ended September 30, 1999 as compared to $1.6 million for the three months ended September 30, 1998. The Company's effective tax rate was 38% for the three months ended September 30, 1999 and 1998.

Discontinued Operations During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter of 1998, the Company determined that an acceptable reimbursement system would not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the three months ended September 30, 1998 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $290,000 in the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

Revenues Total revenues were $132.4 million for the nine months ended September 30, 1999 compared to $98.2 million for the nine months ended September 30, 1998, representing an increase of $34.2 million, or 34.9%. Resident and health care revenue increased by $31.6 million, management services revenue increased by $2.8 million, and development fees decreased by $178,000. The increase in resident and health care revenue was attributable to revenues derived from communities acquired pursuant to the July 1998 acquisition of Freedom Group, Inc. (the "FGI Transaction") and other senior living communities acquired or leased after September 30, 1998. Management services revenue increased as a percentage of total revenue to 3.7% for the nine months ended September 30, 1999 from 2.1% in the comparable period in 1998. The increase in management services revenue is related to new management agreements entered into in the FGI Transaction. Development fees decreased as a percentage of total revenues to 4.0% for the nine months ended September 30, 1999 from 5.6% in the comparable 1998 period. Development fee revenue decreased due to the Company's move to an acquisitions-oriented method of building the Company's Senior Living Networks. The Company expects development fees to continue to be significantly lower in the fourth quarter of 1999 and in 2000.

Resident and health care revenues attributable to Same Communities were $74.3 million for the nine months ended September 30, 1999, as compared to $71.2 million for the nine months ended September 30, 1998. This increase was derived from a 3.3% increase in occupied units and a 1.1% increase in average rates. Same Community average occupancy rates increased to 95% for the nine months ended September 30, 1999 as compared to 92% for the comparable 1998 period.

Community Operating Expenses Community operating expenses increased to $77.6 million for the nine months ended September 30, 1999, as compared to $57.3 million for the nine months ended September 30, 1998, representing an increase of $20.3 million, or 35.5%. The increase in community operating expenses was primarily attributable to expenses from communities acquired pursuant to the FGI Transaction and other senior living communities acquired or leased after September 30, 1998. Community operating expenses as a percentage of resident and health care revenues increased to 63.5% for the nine months ended September 30, 1999 from 63.2% for the nine months ended September 30, 1998.

Same Community operating expenses increased to $44.1 million for the nine months ended September 30, 1999, as compared to $43.2 million for the nine months ended September 30, 1998, representing an increase of $882,000, or 2.0%. Same Community operating expense as a percentage of Same Community revenues decreased to 59.3% for the nine months ended September 30, 1999 from 60.7% in the comparable period in the prior year primarily as a result of economies related to higher occupancy.

General and Administrative General and administrative expense increased to $10.4 million for the nine months ended September 30, 1999, as compared to $7.0 million for the nine months ended September 30, 1998, representing an increase of $3.4 million, or 49.1%. The increase was primarily related to increases in salaries and benefits including corporate personnel retained as a result of the FGI Transaction. General and administrative expense as a percentage of total revenues increased to 7.9% for the nine months ended September 30, 1999 as compared to 7.1% for the nine months ended September 30, 1998.

Lease Expense Lease expense increased to $9.5 million for the nine months ended September 30, 1999, from $6.2 million for the nine months ended September 30, 1998, representing an increase of $3.3 million, or 53.3%. The increase was attributable to leases entered into after September 30, 1998, including the acquisition of several leasehold interests. Same Community lease expense increased to $4.4 million for the nine months ended September 30, 1999 from $4.2 million for the nine months ended September 30, 1998.

Depreciation and Amortization Depreciation and amortization expense increased to $10.0 million for the nine months ended September 30, 1999, from $6.8 million for the nine months ended September 30, 1998, representing an increase of $3.2 million, or 47.0%. The increase was primarily attributable to senior living communities acquired after September 30, 1998 and the amortization of the costs in excess of net assets acquired resulting from the FGI Transaction. Same Community depreciation and amortization expense increased to $5.0 million for the nine months ended September 30, 1999, from $4.8 million for the nine months ended September 30, 1998, representing an increase of $288,000, or 6.1%, primarily related to capital expenditures at the related communities.

Other Income (Expense) Interest expense increased to $16.8 million, net of capitalized interest of $1.5 million, for the nine months ended September 30, 1999, from $13.0 million, net of capitalized interest of $1.1 million, for the nine months ended September 30, 1998, representing an increase of $3.8 million, or 29.3%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest income increased to $5.9 million in the nine months ended September 30, 1999 from $2.5 million for the comparable period of the prior year, primarily due to income generated from certificates of deposit and notes receivable associated with certain synthetic leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was $5.5 million for the nine months ended September 30, 1999 as compared to $3.9 million for the nine months ended September 30, 1998. The Company's effective tax rate was 38% and 37% for the nine months ended September 30, 1999 and 1998, respectively.

Discontinued Operations During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter of 1998, the Company determined that an acceptable reimbursement system would not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the nine months ended September 30, 1998 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $1.1 million in the nine months ended September 30, 1998.

Cumulative Effect of Change in Accounting Principle The Company elected, in 1998, early adoption of the AICPA's Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "SOP"). The SOP requires that costs incurred during start-up activities be expensed as incurred. Initial application of the SOP is as of the beginning of the fiscal year in which the SOP is first adopted. Accordingly, effective January 1, 1998 the Company wrote off $304,000, net of tax, of unamortized start-up and organizational costs as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with long-term mortgage borrowings, the net proceeds from public offerings of debt and equity, and cash flows from operations. At September 30, 1999, the Company had $410.6 million of indebtedness outstanding, including $138.0 million of 5 3/4% convertible subordinated debentures due in 2002, and $124.3 million of indebtedness to a capital corporation, with fixed maturities ranging from December 1999 to April 2028. As of September 30, 1999, approximately 66.7% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.8%. The Company's variable rate indebtedness carried an average rate of 7.2% as of September 30, 1999. As of September 30, 1999, the Company had working capital of $31.0 million.

Net cash provided by operating activities was $11.1 million for the nine months ended September 30, 1999 as compared to $10.7 million for the nine months ended September 30, 1998. The Company's unrestricted cash balance was $29.6 million as of September 30, 1999.

Net cash used in investing activities was $115.9 million for the nine months ended September 30, 1999, as compared with $110.9 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company made additions to land, buildings and equipment including construction activity of $46.8 million, increased notes receivable by $57.3 million, purchased $12.0 million of assets limited as to use pursuant to certain leasing transactions, and made $7.5 million of purchase option payments for certain communities currently leased or managed by the Company.

Net cash provided by financing activities was $113.9 million for the nine months ended September 30, 1999, as compared with $107.8 million for the nine months ended September 30, 1998. The Company had borrowings of $113.0 million under long-term debt arrangements with associated financing cost payments of $2.8 million, made principal payments under long-term debt arrangements of $3.1 million, received $8.3 million from the sale of life estate contracts, net of refunds, and made principal payments under master trust agreements of $3.3 million during the nine months ended September 30, 1999.

During the nine months ended September 30, 1999, the Company entered into various financing commitments including a $100.0 million three-year revolving credit facility with an additional $50.0 million to be syndicated on a best efforts basis. The line of credit will be used to fund development, acquisitions or expansions of senior living communities. At September 30, 1999, $55.2 million was outstanding under the revolving credit facility. Additionally, the Company secured a $50.0 million line of credit for the construction and/or expansion of senior living communities. At September 30, 1999, the full commitment was available under the $50.0 million line. The Company also entered into a $6.0 million unsecured acquisition line of credit and a $4.5 million secured term loan. The $4.5 million term loan is secured by land and matures December 31, 1999, although the Company anticipates that the term loan will be renewed for an additional one year period. At September 30, 1999, $4.7 million was outstanding under the $6.0 million acquisition line of credit which matures May 1, 2001.

During the nine months ended September 30, 1999, the Company also received a commitment from a REIT for a $50.0 million credit facility that is available for the development and acquisition of senior living communities.

The Company's various credit facilities contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserve and occupancy levels. All but one of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe such restrictions are material to its business because the Company does not intend to further encumber its owned properties and does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. Substantially all of such indebtedness is cross-defaulted.

The aggregate estimated cost to complete and lease-up the 20 senior living communities currently under construction or development is approximately $325 million to $350 million. In addition, the Company plans to expand seven of its communities, which is expected to cost approximately $70 million to $80 million to complete and lease-up.

The Company expects that its current cash, together with cash flow from operations and borrowings available to it under existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including conventional mortgage financing, leasing, unsecured bank financing, and public and private debt and equity, among other sources. Recent declines in the market price of the Company's Common Stock make offerings of Common Stock to the public unlikely in the near term. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company has assessed the impact of Year 2000 issues on the Company's business, results of operations, and financial condition. The majority of the Company's critical information systems were purchased from outside vendors who have upgraded their applications to be Year 2000 compliant. The Company has evaluated other Year 2000 implications associated with its community operations, such as elevators, security systems, HVAC systems, utilities and other major services or supplies. The Company substantially completed the remediation of its systems and services and developed contingency plans during the quarter ended September 30, 1999.

The potential impact of Year 2000 issues is also dependent upon corrective measures taken by the businesses and other entities that the Company deems critical to its operations. It is not possible at present, however, to determine the effect on the Company if third party remediation efforts are not completed in a timely manner.

While the Company expects to adequately resolve Year 2000 issues, no assurances can be given that supplier disruption and potential delay in reimbursement from certain agencies would not have a material impact on the Company. The Company will address the possible consequences of these issues through community-specific supplier contingency plans and a prudent level of liquidity.

The Company is unable to quantify the potential effect of Year 2000 issues on its results of operations, liquidity, and financial position. The total cost of compliance measures incurred and anticipated are not estimated to be material and are being funded through operating cash flows and expensed as incurred.

OTHER MATTERS

At the end of the third quarter, the Company added three properties to three of its Senior Living Networks that did not have an effect on the third quarter's results. These included assisted living communities in Houston and Tampa and a skilled nursing center for its CCRC in Phoenix.

In Houston, the Company arranged for the acquisition of a 96 resident-capacity community, "The Hampton at Cypress Station," which will be operated by ARC pursuant to a management agreement. The 3-story building, opened in February 1999, includes a 77 resident assisted living unit and a 19 resident Alzheimer's unit.

In its Tampa Senior Living Network, the Company secured a management contract, with an option to purchase, for an 86 resident-capacity community, which has been open since 1998. The community includes 60 resident assisted living beds and 26 resident Alzheimer's beds, and will be operated under the name "Homewood at Countryside."

In Phoenix, the Company secured a management contract for an up-scale private pay skilled nursing center with 128 beds. The new health center will be operated under the name "Freedom Plaza Health Center," and is fifty percent (50%) owned by the Company's chief executive officer, W.E. Sheriff. It opened in 1996 and is located adjacent to Freedom Plaza and Plaza Del Rio Health Center, both currently managed by ARC. Freedom Plaza, combined with Plaza Del Rio, is an up-scale CCRC with 350 independent living units, 78 assisted living and Alzheimer's units and 128 nursing beds. Freedom Plaza Health Center will become the preferred health center for the residents of Freedom Plaza, while the older Plaza Del Rio will become a resource for the surrounding community and ARC's Phoenix network. Additionally, a 40 unit assisted living expansion is planned for Freedom Plaza Health Center. The Company has an option to purchase the Freedom Plaza Health Center (including the AL expansion) at a formula price beginning in 2009.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statement of facts and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, the discussions of the Company's operating and growth strategy (including its development plans and possible acquisitions), financing needs, projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the exchange of fixed interest rate payments without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At September 30, 1999, the Company's outstanding principal under its existing swap agreement was $35.6 million maturing July 1, 2008. Under the agreement the Company receives a fixed rate of 6.87% and pays a floating rate based upon a foreign currency basket with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company does not expect changes in interest rates to have a material effect on income or cash flows in the remainder of fiscal 1999, although there can be no assurances that interest rates will not significantly change and materially affect the Company.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     27.1     Financial Data Schedule for SEC use only (1998)
     27.2     Financial Data Schedule for SEC use only (1999)

b.   Reports on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           American Retirement Corporation

Date:    November 15, 1999                 By:  /s/ George T. Hicks
                                                -------------------
                                                George T. Hicks
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (principal financial and
                                                accounting officer)