Form 10-K
period 1999-12-31
AMERICAN RETIREMENT CORP
filed 2000-03-30
CIK 787784

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 1999
        Commission file number   01-13031

                          American Retirement Corporation
               (Exact Name of Registrant as Specified in its Charter)


Tennessee                                                   62-1674303
(State or Other Jurisdiction of                        (I.R.S. Employer ID No.)
Incorporation or Organization)

111 Westwood Place, Suite 402, Brentwood, TN                  37027
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:  (615) 221-2250

            Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                                Name of Each Exchange on Which Registered
-------------------                                                -----------------------------------------
Common Stock, par value $.01 per share ........................           NYSE
5 -3/4% Convertible Subordinated Debentures due 2002 ..........           NYSE
Series A Preferred Stock Purchase Rights ......................           NYSE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

        As of March 2, 2000, 17,145,343 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was $82.1 million, based on the closing sale price of the common stock of $8.125 on the New York Stock Exchange on that date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

                        DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 10, 2000 are incorporated by reference into Part III of this report.

                                       PART I

ITEM 1.  BUSINESS

THE COMPANY

        American Retirement Corporation is a national senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, and skilled nursing services. Established in 1978, the Company currently operates 54 senior living communities in 15 states, consisting of 20 owned communities, ten leased communities, and 24 managed communities, with an aggregate capacity for approximately 13,600 residents.

        The Company has experienced significant growth since the early 1990s through the acquisition and development of senior living communities in major metropolitan markets. The Company is developing these communities into Senior Living Networks that provide a continuum of housing and care for seniors, including independent living, assisted living, skilled nursing care and specialized care such as Alzheimer's units. The strategy combines large continuing care retirement communities ("CCRCs") with stand-alone assisted living or skilled nursing residences as satellites to expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels. The Company intends to continue its growth by developing senior living networks throughout the United States through a combination of (i) selective acquisitions of senior living communities, including CCRCs and assisted living residences;
(ii) expansion of existing communities; and (iii) selective development and acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy. The Company is currently developing 14 new senior living communities, with an estimated aggregate capacity for approximately 1,400 residents, and plans to expand six of its existing communities to add capacity to accommodate approximately 600 additional residents.

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

        The Company's predecessor, American Retirement Communities, L.P. (the "Predecessor" or "ARCLP"), was formed in February 1995 in connection with a 1995 roll-up transaction of certain entities (the "Predecessor Entities") that owned, operated, or managed various senior living communities. Each of the Predecessor Entities was organized at the direction of the members of the Company's management and certain shareholders. As a result of the roll-up, ARCLP issued partnership interests to the partners and shareholders of the Predecessor Entities in exchange for their limited partnership interests and stock, respectively, and thereby became the owner, directly or indirectly, of all of the assets of the Predecessor Entities.

        The Company was incorporated in February 1997 as a wholly-owned subsidiary of ARCLP in anticipation of the Reorganization (defined below) and the Company's initial public offering in May 1997 (the "IPO"). ARCLP was reorganized (the "Reorganization") concurrent with the IPO such that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of the Company's Common Stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization Note"). The Company issued 3,593,750 shares of Common Stock in the IPO, resulting in net proceeds of approximately $45.0 million. The Company used a portion of the net proceeds from the IPO to repay the Reorganization Note.

CARE AND SERVICES PROGRAMS

      The Company provides a wide array of senior living and health care services to seniors at its communities, including independent living, assisted living (with special programs and living units for residents with Alzheimer's and other forms of dementia), and skilled nursing services. By offering a variety of services and involving the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

      The Company provides independent living services to seniors who do not yet need assistance or support with the activities of daily life ("ADLs"), but who prefer the physical and psychological comfort of a residential community that offers health care and other services. The Company currently owns 15 communities, leases eight communities, and manages an additional nine communities that provide independent living services, with an aggregate capacity for approximately 3,900 residents, 1,900 residents, and 2,700 residents, respectively. In addition, the Company has communities under development or expansion that will add estimated additional capacity for approximately 420 independent living residents.

      Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings such as blood pressure checks, periodic special services (such as influenza inoculations), chronic disease management (such as diabetes with its attendant blood glucose monitoring), and dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents. The Company's contracts with its independent living residents are generally for a term of one year and are terminable by the resident upon 60 days' notice.

        Certain of the Company's communities provide housing and health care services through entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The amount of the entrance fee varies depending on the resident's health care benefit election. These agreements obligate the Company to provide certain levels of future health care services to the resident for life. The agreement terminates when the unit is vacated. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of life estate fees, a long-term liability, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon annually adjusted actuarial projections. Additionally, under these agreements the residents pay a monthly service fee which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

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

Assisted Living and Memory Impaired Services

      The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services at 20 owned communities, seven leased communities, and 23 managed communities, with an aggregate capacity for approximately 1,000, 500, and 1,950 residents, respectively. In addition, the Company has communities under development or expansion that will add estimated additional capacity for approximately 1,490 assisted living residents. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living residences, and in consultation with the resident and the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services. Each resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident when possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

      The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include the following:

            Personal Care Services These services include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management.

            Support Services These services include meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services.

            Supplemental Services These services include extra transportation services, extra laundry services, non-routine care services and special care services for residents with Alzheimer's and other forms of dementia.

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

Skilled Nursing and Sub-Acute Services

        The Company provides traditional skilled nursing services in eight communities owned by the Company, two communities leased by the Company, and seven communities managed by the Company, with an aggregate capacity for approximately 600, 140, and 800 residents, respectively. In addition, the Company has communities under development or expansion that will add estimated additional capacity of approximately 90 skilled nursing beds. In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour a day skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of sub-acute care services in certain of its communities. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury, or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions.

GOVERNMENT REGULATION

      The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted statutes on regulations specifically governing assisted living facilities, the Company's communities are subject to regulation, licensing, certificate of need ("CON") review, and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Regulation of the assisted living industry is evolving and is likely to become more burdensome on the Company; however, the Company is unable to predict the content of new regulations or their effect on its business.

      In the ordinary course of business, one or more of the Company's communities could be cited for deficiencies. In such cases, the appropriate corrective action would be taken.

      The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies and skilled nursing facilities. Under the BBA, beginning in the year 2001, skilled nursing facilities will no longer be reimbursed under a cost based system. A prospective payment system ("PPS") under which facilities are reimbursed on a per diem basis is being phased in over a three-year period. The BBA, as revised, also requires the Secretary of Health and Human Services to establish and implement a PPS for home health care services for cost reporting periods beginning on and after October 1, 2000. The Health Care Financing Administration ("HCFA") issued a proposed rule implementing a PPS for home health on October 28, 1999 and a final rule is expected by July 2000. Approximately 4.4%, 4.7%, and 6.9% of the Company's total revenues from continuing operations for the years ended December 31, 1999, 1998 and 1997, respectively, were attributable to Medicare, including Medicare-related private co-insurance.

      Federal and state anti-remuneration and anti-referral laws, such as anti-kickback laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referrals. Similar state laws vary from federal laws and are often vague and difficult to interpret with little or no guidance from courts or regulatory agencies. In addition, there are various federal and state laws prohibiting other types of fraud and abuse by health care providers, including criminal and civil provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid and failing to refund overpayments or improper payments. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare, Medicaid, and other state and federal reimbursement programs. There can be no assurance that such laws will be interpreted in a manner consistent with current or past practices of the Company.

      The Arizona Department of Insurance has notified the owner of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community. The

Company and the owner of the community are currently considering a number of courses of action with respect to this net worth requirement, and are engaged in discussions with the Arizona Department of Insurance. While the Company and owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

      Certain of the communities operated by the Company are currently operating a number of skilled nursing beds as "shelter beds" under a Florida statutory exemption from CON review which is generally limited to situations where beds are used only for residents of the community. Such communities are not currently in full compliance with these shelter bed CON. A violation of the shelter bed CON may, among other things, subject the owner of the facility to fines of up to $1,500 per day. Although the Company is evaluating a number of alternatives relating to these shelter bed issues, the Company does not anticipate that the communities will be in full compliance with the shelter bed requirements under the CON statutes in the foreseeable future, if ever. There can be no assurance that the State of Florida will not enforce the shelter bed requirements strictly against the Company in the future or impose penalties for prior or continuing violations.

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

COMPETITION

      The senior living and health care services industry is highly competitive and the Company expects that all segments of the industry will become increasingly competitive in the future. During the mid- to late-1990's, a large number of assisted living units was developed and most will be opened by the end of 2000. This could have the effect of increasing the time to fill certain assisted living projects in certain markets. Although there are a number of substantial companies active in the senior living and health care industry, the industry continues to be very fragmented and characterized by numerous small operators. Most of the industry participants are privately held or are non-profit organizations. The Company believes that the primary competitive factors in the senior living and health care services industry are (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered; (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living skilled nursing, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes or near their families, the Company's principal competitors are other senior living and long-term care communities in the same local geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

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

TRADEMARKS

      The Company has registered its corporate logo with the United States Patent and Trademark Office (the "USPTO"). The Company develops and markets certain free-standing assisted living residences under the tradename "Homewood Residence." The Company has filed an application with the USPTO to register the "Homewood Residence" tradename and logo, but there can be no assurance that such registration will be granted or that the Company will be able to use such tradename.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning the executive officers of the Company.

       NAME               AGE                         POSITION
--------------------------------------------------------------------------------
W. E. Sheriff             57        Chief Executive Officer
Christopher J. Coates     49        President and Chief Operating Officer
George T. Hicks           42        Executive Vice President - Finance, Chief Financial Officer
H. Todd Kaestner          44        Executive Vice President - Corporate Development
James T. Money            52        Executive Vice President - Senior Living Network Development
Gregory B. Richard        46        Executive Vice President - Community Operations

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

      GEORGE T. HICKS has served as the Executive Vice President - Finance, Chief Financial Officer, Treasurer, and Secretary since September 1993. Mr. Hicks has served in various capacities for the Company's predecessors since 1985, including Vice President - Finance and Treasurer from November 1989 to September 1993.

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

      GREGORY B. RICHARD has served as Executive Vice President - Community Operations since January 2000. Mr. Richard was previously with a pediatric practice management company from May 1997 to May 1999 serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

EMPLOYEES

      The Company employs approximately 6,800 persons. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

RISK FACTORS

Substantial Debt and Operating Lease Payment Obligations

      At December 31, 1999, the Company had long-term debt, including current portion, of $436.0 million and was obligated to pay rental obligations in 2000 of approximately $14.2 million under long-term operating leases. The Company currently intends to finance its growth through a combination of bank indebtedness, mortgage financing, transactions with real estate investment trusts ("REITs"), and joint venture and other arrangements. As a result, a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. Debt and annual rental obligations will increase as the Company pursues its growth strategy. There can be no assurance that the Company will generate sufficient cash flows from operations to meet required interest, principal, and lease payments. Any payment or other default with respect to such obligations could cause lenders to foreclose upon the communities securing such indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in acceleration of other obligations. Consequently, such a default could adversely affect a significant number of the Company's other properties and, in turn, the Company's business, results of operations, and financial condition. See "-- Need for Additional Financing; Exposure to Rising Interest Rates."

Need for Additional Financing; Exposure to Rising Interest Rates

      The Company's ability to sustain any operating losses, complete construction projects underway, and to otherwise meet its growth objectives will depend, in part, on its ability to obtain additional financing on acceptable terms from available financing sources. The Company's future debt instruments may include covenants restricting the Company's ability to incur additional debt. Moreover, raising additional funds through the issuance of equity securities could dilute the ownership interests of existing shareholders and adversely affect the market price of the Company's common stock. There can be no assurance that the Company will be successful in securing additional financing or that adequate financing will be available and, if available, will be on terms that are acceptable to the Company. The Company's inability to obtain additional financing on acceptable terms could delay or eliminate some or all of the Company's growth plans.

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

No Assurance as to Ability to Manage Growth

      The success of the Company's growth strategy will depend, in large part, on its ability to effectively operate any newly acquired or developed communities, as to which there can be no assurance. The Company's growth plans will also place significant demands on its management and operating personnel. The Company's ability to manage its future growth effectively will require it to continually improve its operational, financial, and management information systems and to continue to attract, retain, train, motivate, and manage key employees. If the Company is unable to manage its growth effectively, its business, results of operations, and financial condition will be adversely affected.

Difficulties of Acquiring and Integrating Communities and Complementary
Businesses

      The Company plans to continue to make strategic acquisitions of senior living communities and other properties or businesses that are complementary to the Company's operations and growth strategy. The acquisition of existing communities or other businesses involves a number of risks, including the following:

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

      - the Company's ability to finance the acquisitions on reasonable terms; and

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

Losses from Newly Developed Residences and Acquisitions

      In view of the Company's growth through development and acquisitions, there can be no assurance that the Company will be profitable in any future period. Newly developed senior living communities are expected to incur operating losses during a substantial portion of their first 12 to 15 months of operations, on average, until the communities achieve targeted occupancy levels. Newly acquired communities may also incur losses pending their integration into the Company's operations.

Risks of Development in Concentrated Geographic Areas

      Part of the Company's growth strategy is to acquire and develop senior living communities in concentrated geographic service areas. Accordingly, the Company's occupancy rates in existing, developed, or acquired communities may be adversely affected by a number of factors, including regional and local economic conditions, competitive conditions, applicable local laws and regulations, and general real estate market conditions, including the supply and proximity of senior living communities.

Dependence on Attracting Residents with Sufficient Resources to Pay

      Approximately 95.6% of the Company's total revenues for the year ended December 31, 1999 were attributable to private pay sources. For the same period, 4.4% of the Company's revenues were attributable to reimbursement from third-party payors, including Medicare and Medicaid. The Company expects to continue to rely primarily on the ability of residents to pay for the Company's services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

      The Balanced Budget Act ("BBA") of 1997, Public Law 105-33, included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies and skilled nursing facilities. Under the BBA, beginning in the year 2001, skilled nursing facilities will no longer be reimbursed under a cost based system. A prospective payment system under which facilities are reimbursed on a per diem basis is being phased in over a three-year period. The BBA, as revised, also requires the Secretary of Health and Human Services to establish and implement a prospective payment system for home health care services for cost reporting periods beginning on and after October 1, 2000. Approximately 4.4%, 4.7%, and 6.9% of the Company's total revenues for the years ended December 31, 1999, 1998, and 1997, respectively, were attributable to Medicare, including Medicare-related private co-insurance and, thus, may be impacted by the changes under BBA.

      The Arizona Department of Insurance has notified the owner of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community. The Company and the owner of the community are currently considering a number of courses of action with respect to this net worth requirement, and are engaged in discussions with the Arizona Department of Insurance. While the Company and owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

      Many states, including several of the states in which the Company currently operates, control the supply of licensed skilled nursing beds and home health care agencies through CON programs. Presently, state approval is required for the construction of new health care communities, the addition of licensed beds, and certain capital expenditures at such communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new facilities or the expansion of the number of licensed beds, services, or existing communities, the Company could be adversely affected by the failure or inability to obtain such approval, changes in the standards applicable for such approval, and possible delays and expenses associated with obtaining such approval. In addition, in most states the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency. If the Company were to seek to reduce the number of licensed beds at, or to close, a community, the Company could be adversely affected by a failure to obtain or a delay in obtaining such approval.

      Certain of the communities operated by the Company are currently operating a number of nursing beds as "shelter beds" under a Florida statute and CON that generally limits the use of such beds to residents of the community. Such communities are not currently in full compliance with these shelter bed CON requirements. A violation of the shelter bed CON requirements may, among other things, subject the owner of the facility to fines of up to $1,500 per day. Although the Company is evaluating a number of alternatives relating to these shelter bed issues, the Company does not anticipate that the communities will be in full compliance with the shelter bed CON requirements in the foreseeable future, if ever. There can be no assurance that the State of Florida will not enforce the shelter bed CON requirements strictly against the Company in the future or impose penalties for prior or continuing violations.

      Federal and state anti-remuneration and anti-referral laws, such as "anti-kickback" laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommendation of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws vary from federal laws and are often vague and difficult to interpret with little or no guidance by courts or regulatory agencies. In addition, there are various federal and state laws prohibiting other types of fraud and abuse by health care providers, including criminal and civil provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid and failing to refund overpayments or improper payments. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in the Medicare, Medicaid, and other state and federal reimbursement programs. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

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

                                                                           Resident Capacity(1)
                                                                           --------------------                 Commencement
Community                                       Location                 IL          AL        SN      Total    of Operations(2)
---------                                       --------                 --          --        --      -----    ----------------
Owned(3):
---------
Broadway Plaza                                 Ft. Worth, TX             252         40        122        414      Apr-92
Carriage Club of Charlotte                     Charlotte, NC             355         54         50        459      May-96
Carriage Club of Jacksonville                 Jacksonville, FL           292         60         --        352      May-96
Freedom Plaza Florida                       Sun City Center, FL          542         30         42        614      Jul-98
Freedom Village Holland                         Holland, MI              450         56         72        578      Jul-98
The Hampton at Post Oak                         Houston, TX              162         39         56        257      Oct-94
Heritage Club                                    Denver, CO              220         35         --        255      Feb-95
Homewood at Corpus Christi                   Corpus Christi, TX           60         30         --         90      May-97
Homewood at Deane Hill                         Knoxville, TN              --        108         --        108      Oct-98
Homewood at Sun City Center(4)              Sun City Center, FL           --         60         --         60      Aug-99
Homewood at Tarpon Springs                   Tarpon Springs, FL           --         64         --         64      Aug-97
Lake Seminole Square                            Seminole, FL             395         34         --        429      Jul-98
Parklane West                                 San Antonio, TX             --         17        124        141      Jan-00
Parkplace                                        Denver, CO              195         48         --        243      Oct-94
Richmond Place                                 Lexington, KY             206         78         --        284      Apr-95
Santa Catalina Villas                            Tucson, AZ              217         85         42        344      Jun-94
The Summit at Westlake                        Hills Austin, TX           167         30         89        286      Apr-92
Village of Homewood(5)                         Lady Lake, FL              --         50         --         50      Apr-98
Westlake Village                               Cleveland, OH             246         54         --        300      Oct-94
Wilora Lake Lodge                              Charlotte, NC             142         44         --        186      Dec-97
                                                                       -----      -----        ---      -----
   Subtotal                                                            3,901      1,016        597      5,514

Leased:
-------
Bahia Oaks Lodge(6)                             Sarasota, FL              --        100         --        100      Jun-98
Bay Pines(7)                                 St Petersburg, FL            --         82         --         82      Jul-99
Hampton at Pearland(8)                          Houston, TX               15         67         --         82      Feb-00
Holley Court Terrace(9)                         Oak Park, IL             179         17         --        196      Jul-93
Homewood at Victoria(10)                        Victoria, TX              60         30         --         90      May-97
Imperial Plaza(11)                              Richmond, VA             850        152         --      1,002      Oct-97
Oakhurst Towers(12)                              Denver, CO              195         --         --        195      Feb-99
Park Regency(13)                                Chandler, AZ             154         --         66        220      Sep-98
Rossmoor Regency(14)                          Laguna Hills, CA           210         --         --        210      May-98
Trinity Towers(9)                            Corpus Christi, TX          220         84         76        380      Jan-90
                                                                       -----      -----        ---      -----
   Subtotal                                                            1,883        532        142      2,557

                                                                           Resident Capacity(1)
                                                                           --------------------                 Commencement
Community                                       Location                 IL          AL        SN      Total    of Operations(2)
---------                                       --------                 --          --        --      -----    ----------------
Managed(15):
------------
Burcham Hills                                 East Lansing, MI           138         95        133        366      Nov-78
Freedom Plaza Arizona(16)                        Peoria, AZ              455         78        256        789      Jul-98
Freedom Square(17)                              Seminole, FL             497        177        192        866      Jul-98
Freedom Village Brandywine(18                   Glenmore, PA             380         32         47        459      Jul-98
Glenview at Pelican Bay                          Naples, FL              150         10         25        185      Jul-98
Hampton at Cypress Station(20)                  Houston, TX               --         96         --         96      Oct-99
Hampton at Willowbrook(20)                      Houston, TX               --         50         --         50      Jun-99
Hampton at Pinegate(20)                         Houston, TX               --         95         --         95      Jul-98
Hampton at Shadowlake(20)                       Houston, TX               --         94         --         94      Apr-99
Hampton at Spring Shadows(20)                   Houston, TX               --         68         --         68      May-99
Heritage Club at Aurora(19)                      Aurora, CO               --         94         --         94      Jun-99
Heritage Club at Greenwood Village(19)           Denver, CO               90         90        180                 Nov-99
Homewood at Boynton Beach(19)               Boynton Beach, FL --          92         --         92                 Jan-00
Homewood at Coconut Creek(19)               Coconut Creek, FL --          96         --         96                 Feb-00
Homewood at Countryside(20)                  Safety Harbor, FL            --         76         --         76      Oct-99
Homewood at Naples(19)                           Naples, FL               --        100         --        100      May-99
Homewood at Richmond Heights(19)               Cleveland, OH              --         95         --         95      Feb-00
Homewood at Rockefeller Gardens(19)            Cleveland, OH              --        139         --        139      Dec-99
Homewood at West Cobb(19)                       Marietta, GA              --         60         --         60      Apr-98
Somerby at Jones Farm(21)                      Huntsville, AL            110         48         --        158      Apr-99
Somerby at University Park(21)                 Birmingham, AL            148        120         --        268      Apr-99
Summit at Lakeway(19)                            Austin, TX               --         81         --         81      Feb-99
USAA Towers                                   San Antonio, TX            505         --         --        505      Oct-94
Williamsburg Landing                          Williamsburg, VA           360         65         58        483      Sep-85
                                                                       -----      -----      -----     ------
    Subtotal                                                           2,743      1,951        801      5,495
                                                                       -----      -----      -----     ------
    Grand Total                                                        8,527      3,499      1,540     13,566
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

(3) The Company's owned communities are subject to mortgage liens or serve as collateral for various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(4)   Owned by a joint venture in which the Company owns a 50% interest.

(5)   Owned by a joint venture in which the Company owns a 61% interest.

(6) Leased pursuant to a five-year operating lease (with five one-year renewal options) from an unaffiliated special purpose entity that acquired the community from a general partnership of which Robert G. Roskamp, a director of the Company, is a partner. The Company also acquired an option to purchase the community at the expiration of the lease term.

(7) Leased pursuant to an operating lease expiring November 2007, with renewal options for up to three additional ten year terms.

(8) Leased pursuant to an operating lease expiring June 2012, with renewal options for up to four additional ten year terms.

(9) Leased pursuant to an operating lease with an initial term of ten years expiring December 31, 2006.

(10) Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten year terms.

(11) Leased pursuant to an operating lease expiring October 2017, with a seven year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.

(12) Leased pursuant to a 14 year operating lease expiring February 2013 from an unaffiliated special purpose entity. The Company also has an option to purchase the community at the expiration of the lease term.

(13) Leased pursuant to a five year operating lease expiring September 2003, with renewal options for up to two additional one-year terms, from an unaffiliated special purpose entity. The Company also acquired an option to purchase the community at the expiration of the lease term.

(14) Leased pursuant to a five-year operating lease expiring May 2003, with renewal options for up to five additional one-year terms, from an unaffiliated special purpose entity that acquired the community. The Company also acquired an option to purchase the community at the expiration of the lease term.

(15) Except as noted below, the Company's management agreements are generally for terms of three to five years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner's expense and receives a monthly fee for its services based either on a contractually fixed amount or percentage of revenues or income. As noted below, certain of the communities managed by the Company are owned by affiliates of the Company.

(16) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all revenue of the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owners, including an entity affiliated with Mr. Roskamp.

(17) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all revenue of the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owners, Mr. Roskamp and an entity affiliated with Mr. Roskamp. The Company has an option to purchase the community at a predetermined price.

(18) Operated pursuant to a management agreement with a three-year term that provides for a management fee equal to a fixed percentage of the community's gross revenues. The Company has an option to purchase the community in 2000 for a predetermined price. The community is owned by an entity affiliated with Mr. Roskamp.

(19) The communities are owned by an unaffiliated third-party and leased by John Morris, a director of the Company. The communities are operated pursuant to management agreements that provide for the payment of management fees based on a percentage of the gross revenues of each community and require the Company to fund operating losses above a specified amount.

(20) The communities are operated pursuant to management agreements that provide for the payment of management fees based on a percentage of gross revenues of each community and require the Company to fund operating losses above a specified amount.

(21) The management agreements grant ARC options to purchase the communities upon achievement of stabilized occupancy at formula-derived prices.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's Common Stock trades on the New York Stock Exchange under the symbol "ACR." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock.

            Year Ended December 31, 1999          High           Low
            ----------------------------------------------------------
            First Quarter                        $17.938       $13.500
            Second Quarter                        17.750        11.875
            Third Quarter                         13.750         9.438
            Fourth Quarter                         9.813         4.313


            Year Ended December 31, 1998           High          Low
            ----------------------------------------------------------
            First Quarter                        $23.250       $20.000
            Second Quarter                        22.375        17.750
            Third Quarter                         19.625        14.063
            Fourth Quarter                        18.000        12.938

      As of March 2, 2000, there were 549 shareholders of record and approximately 1,470 persons or entities holding Common Stock in nominee name.

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

                                                   Consolidated                                                Combined
                                          --------------------------------------------------------  ----------------------------
                                                                                                                    Predecessor
                                                                                             Predecessor              Entities
                                                                                             -----------              --------
                                                                                          Year         Nine Months   Three Months
                                                Years Ended December 31,                  Ended           Ended          Ended
                                          ----------------------------------------     December 31,    December 31,    March 31,
                                            1999            1998            1997           1996           1995            1995
                                          ---------       ---------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:                                                 (in thousands)
Revenues:
 Resident and health care                 $ 164,592       $ 130,036       $ 88,416       $ 71,409       $ 47,239       $ 11,761

 Management and development services         10,678          12,321          1,765          1,739          1,524            595
                                          ---------       ---------       --------       --------       --------       --------
   Total revenues                           175,270         142,357         90,181         73,148         48,763         12,356
Operating expenses:
   Community operating expense              105,978          82,698         54,921         45,084         30,750          8,035
   Lease expense, net                        12,985           9,063          3,405             --             --             --
   General and administrative                15,020          10,581          6,717          5,657          3,446          1,108
   Depreciation and amortization             13,692          10,025          6,632          6,900          4,534          1,127
   Asset impairments and
     contractual losses                      12,536              --             --             --             --             --
   Merger related costs                          --             994             --             --             --             --
                                          ---------       ---------       --------       --------       --------       --------
     Total operating expenses               160,211         113,361         71,675         57,641         38,730         10,270
                                          ---------       ---------       --------       --------       --------       --------
     Operating income                        15,059          28,996         18,506         15,507         10,033          2,086
                                          ---------       ---------       --------       --------       --------       --------

Other income (expense):
   Interest expense                         (23,668)        (17,924)       (15,056)       (12,160)        (7,930)        (2,370)
   Interest income                            9,123           4,092          2,675            434            329             49
   Gain on sale of assets                     3,036              80             35            874             --             --
   Other                                       (241)           (242)           (36)           (86)           919         (1,013)
                                          ---------       ---------       --------       --------       --------       --------
     Other expense, net                     (11,750)        (13,994)       (12,382)       (10,938)        (6,682)        (3,334)
                                          ---------       ---------       --------       --------       --------       --------

Income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative
  effect of change in
  accounting principle                        3,309          15,002          6,124          4,569          3,351         (1,248)
Income taxes                                  1,257           5,652          4,435           (920)            55             20
                                          ---------       ---------       --------       --------       --------       --------

  Income (loss) from
    continuing operations
    before extraordinary item
    and cumulative effect of
    change in accounting principle            2,052           9,350          1,689          5,489          3,296         (1,268)
Discontinued operations, net of tax:
  Income (loss) from home
    health operations                            --          (1,244)          (155)            44             --             --
  Write-off of home health assets                --            (902)            --             --             --             --
                                          ---------       ---------       --------       --------       --------       --------

Income (loss) before
  extraordinary item and
  cumulative effect of change
  in accounting principle                     2,052           7,204          1,534          5,533          3,296         (1,268)
Extraordinary item, net of tax                   --              --         (6,334)        (2,335)            --             --

Cumulative effect of change
  in accounting for start-up
  costs, net of tax                              --            (304)            --             --             --             --
                                          ---------       ---------       --------       --------       --------       --------
Net income (loss)                             2,052           6,900         (4,800)         3,198          3,296         (1,268)
Preferred return on special
  redeemable preferred
  limited partnership interests                  --              --             --         (1,104)        (1,125)            --
                                          ---------       ---------       --------       --------       --------       --------
Net income (loss) available
  for distribution to
   partners and shareholders              $   2,052       $   6,900       $ (4,800)      $  2,094       $  2,171       $ (1,268)
                                          =========       =========       ========       ========       ========       ========

Distribution to partners,
   excluding preferred
    distributions                         $      --       $      --       $  2,500       $  6,035       $  4,064       $  1,400
                                          =========       =========       ========       ========       ========       ========


                                                                   Consolidated
                                                  ----------------------------------------------
                                                                                     Predecessor
                                                          Years Ended December 31,
                                                  ----------------------------------------------
                                                    1999        1998           1997       1996
                                                  ----------   --------      --------   --------
STATEMENT OF OPERATIONS DATA:                         (in thousands, except per share data)
Pro forma earnings data:
  Income from continuing  operations before
    income  taxes and extraordinary item                                     $  6,124    $ 4,569
  Pro forma income tax expense                                                  2,210      1,644
                                                                             --------    -------
  Pro forma income from continuing
    operations before extraordinary item                                          3,914      2,925
  Income (loss) from home health
    operations, net of pro forma tax                                               (155)        27
                                                                             --------    -------
    Pro forma income before
        extraordinary item                                                      3,759      2,952

  Preferred return on special redeemable
    preferred limited partnership interests                                          --      1,104
                                                                             --------    -------
  Pro forma income before  extraordinary item
   available for distribution to partners
     and shareholders                                                        $  3,759    $ 1,848
                                                                             ========    =======
EARNINGS PER SHARE:
Basic earnings per share from continuing
  operations before extraordinary item and
  cumulative effect of change in accounting
  principle                                       $   0.12     $  0.67
                                                  ========     ========
Basic earnings per share                          $   0.12     $  0.49
                                                  ========     ========
Pro forma basic earnings per share before
  extraordinary item available for
  distribution to partners and shareholders                                  $   0.36    $  0.20
                                                                             ========    =======
Weighted average basic shares outstanding           17,129      13,947         10,577      9,375
                                                  ========     ========      ========    =======

Diluted earnings per share from continuing
  operations before extraordinary item and
  cumulative effect of change in accounting
  principle                                       $   0.12     $  0.66
                                                  ========     ========
Diluted earnings per share                        $   0.12     $  0.49
                                                  ========     ========
Pro forma diluted earnings per share before
  extraordinary item available for
  distribution to partners and shareholders                                  $  0.35     $  0.20
                                                                             =======     =======
Weighted average diluted shares outstanding         17,177      14,074        10,675       9,375
                                                  ========     ========      =======     =======


                                             Consolidated                                        Combined
                                        -------------------------------------------------------------------
                                                                                                 Predecessor
                                                                                Predecessor       Entities
                                                         At  December 31,
                                        -------------------------------------------------------------------
                                           1999          1998         1997          1996           1995
                                        --------      --------      --------    ---------       --------
                                                                  (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents               $ 21,881      $ 20,400      $ 44,583    $   3,222       $  3,825
Working capital (deficit)                 23,590        25,804        47,744       (1,048)
Land, buildings and equipment, net       431,560       388,404       229,898      213,124        149,082
Total assets                             740,411       595,854       317,154      228,162        165,579
Long-term debt, including current        435,988       300,667       237,354      170,689        102,245
   portion
Refundable portion of life estate         43,386        48,805            --           --             --
   fees
Partners' and shareholders' equity       148,168       145,842        53,918       37,882         51,823

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The Company currently operates 54 senior living communities in 15 states with an aggregate capacity for approximately 13,600 residents. The Company currently owns 20 communities, leases ten communities pursuant to long-term leases, and manages 24 communities pursuant to management agreements. At December 31, 1999, the Company's owned communities had a stabilized occupancy rate of 94%, its leased communities had a stabilized occupancy rate of 93%, and its managed communities had a stabilized occupancy rate of 91%. The Company defines stabilized as a community or expansion thereof that has either achieved 95% occupancy or been open at least 12 months.

        For the purposes of the following discussion, amounts for the year ended December 31, 1997 represent the sum of the results of operations of ARCLP for the period from January 1, 1997 through May 28, 1997 and the results of operations of the Company for the period from May 29, 1997 through December 31, 1997.

        The Company's strategy is to develop Senior Living Networks in major metropolitan regions. We have put together a portfolio of large retirement communities which provide some or all of independent living, assisted living and skilled nursing care. Then, in the same markets, we have been building or acquiring stand-alone assisted living or skilled nursing residences as satellites to expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels. The Company's methods to develop Senior Living Networks include: (i) selective acquisitions of senior living communities, including continuing care retirement communities and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

        The Company acquired privately-held Freedom Group Inc. ("FGI") and certain entities affiliated with FGI and with its chairman in July 1998. The acquisition resulted in the ownership of three CCRCs and management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The consideration paid at closing was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million as consideration for entering into the two management contracts. The transaction was accounted for as a purchase.

        During the fourth quarter of 1999, the Company announced that, as a result of changes in the senior living industry environment, it would shift from filling out its Senior Living Networks through development of new assisted living residences to selective acquisitions of existing communities within those networks. The Company believes that increases in construction costs, particularly in the high growth markets the Company has targeted, and an expected increase in the number of existing properties available for acquisition currently makes acquisitions of existing communities a more attractive alternative than new development. As a result of this decision, the Company abandoned several planned and early-stage projects currently in its development pipeline and suspended all new free-standing assisted living development. The Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999.

        The Company anticipates that it may enter into discussions to acquire the leasehold interests in up to ten assisted living communities that the Company currently is developing or managing. These communities represent the majority of the Company's assisted living residences that were not yet open for business at the end of 1999. If successfully concluded, the acquisitions would likely occur in the second quarter of 2000. Following completion of these acquisitions, the Company will receive all of the revenues and incur all of the expenses associated with the operations of these communities, effective as of January 1, 2000. Since each of these communities is either in the last stage of construction or recently opened, the Company expects to incur significant start-up and operating losses until the communities achieve break-even occupancy levels.

        The Company is currently developing or constructing 14 senior living communities with an aggregate capacity for approximately 1,400 residents with an estimated cost to complete and lease-up of approximately $180.0 million to $200.0 million. In addition, the Company plans to expand six of its communities with an estimated cost to complete and lease-up of approximately $90.0 million. The six current expansion projects will add capacity to accommodate approximately 600 additional residents.

RESULTS OF CONTINUING OPERATIONS

        The Company's total revenues from continuing operations are comprised of
(i) resident and health care revenues and (ii) management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from four principal sources: (i) monthly service fees and ancillary revenues from independent living residents, representing 66.6%, 68.3%, and 67.8% of total resident and health care revenues for the years ended December 31, 1999, 1998, and 1997, respectively; (ii) monthly service fees and ancillary revenues from assisted living residents, representing 16.2%, 15.4%, and 13.6% of total resident and health care revenues for the years ended December 31, 1999, 1998, and 1997, respectively; (iii) per diem charges from nursing patients, representing 14.3%, 14.2%, and 18.6% of total resident and health care revenues for the years ended December 31, 1999, 1998, and 1997, respectively; and (iv) the amortization of non-refundable entrance fees over each resident's actuarially determined life expectancy (or building life for contingent refunds), representing 2.9% and 2.1% of total resident and health care revenues for the years ended December 31, 1999 and 1998, respectively. The Company did not have entrance fee amortization in 1997. Approximately 95.6%, 95.3%, and 93.1% of the Company's total revenues for the years ended December 31, 1999, 1998, and 1997, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance.

        The Company's management agreements are generally for terms of three to 20 years, but certain of such agreements may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners' expense; and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. Two of the

Company's management agreements are for communities with aggregate resident capacity for approximately 1,650 residents and terms of twenty-years, with two ten-year renewals and include a purchase option for one of the communities. The management fee for these two agreements is equal to all revenue from these two communities in excess of operating expenses and certain cash payments. The Company's existing management agreements expire at various times through June 2018.

        The Company's operating expenses are comprised, in general, of (i) community operating expense, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

        Certain communities provide housing and health care services through entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The amount of the entrance fee varies depending on the resident's health care benefit election. These agreements obligate the Company to provide certain levels of future health care services to the resident for life. The agreement terminates when the unit is vacated. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of life estate fees, a long-term liability, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon annually adjusted actuarial projections. Additionally, under these agreements the residents pay a monthly service fee which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

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

        The Company provides development services to owners of senior living communities. Fees for these services are based upon a percentage of the total construction costs of the community. Development services revenue is recognized under the percentage-of-completion method based upon the Company's costs of providing such services.

      The following table sets forth, for the periods indicated, certain resident capacity and occupancy data:

                                                        Years Ended December 31,
                                                   1999        1998        1997
                                                   ------      ------       -----
            OPERATING DATA:
            End of period resident capacity:
            Owned                                   5,382       5,150       3,210
            Leased                                  2,475       2,173       1,531
            Managed                                 5,780       4,572       2,159
                                                   ------      ------       -----
                 Total                             13,637      11,895       6,900
                                                   ======      ======       =====
            Average occupancy rate:
            Owned                                     91%         90%         93%
            Leased                                    90%         90%         90%
            Managed                                   80%         87%         94%
                                                   ------      ------       -----
                 Total                                86%         89%         93%
                                                   ======      ======       =====
            End of period occupancy rate:
            Owned                                     90%         91%         94%
            Leased                                    90%         90%         93%
            Managed                                   79%         87%         96%
                                                   ------      ------       -----
                 Total                                86%         89%         94%
                                                   ======      ======       =====
            Stabilized average occupancy
            rate:
            Owned                                     94%         94%         97%
            Leased                                    92%         93%         96%
            Managed                                   92%         94%         96%
                                                   ------      ------       -----
                 Total                                93%         94%         96%
                                                   ======      ======       =====

SAME COMMUNITY RESULTS

     The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Same Community data for the 1999 and 1998 comparative periods excludes three communities at which significant expansions were opened and the 1998 and 1997 comparative periods excludes two such communities. These communities will return to the Same Community group upon the earlier of 12 months of operation or stabilization of the expansions.

STATEMENT OF OPERATIONS DATA:

                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                   1999           1998       % CHG      1998          1997          % CHG
                                                  -------       -------       ----     -------       -------        -----
                                                                 (dollars in thousands, except other data)

Resident and health care revenue                  $93,389       $90,162       3.6%     $75,682       $70,770         6.9%
Community operating expenses                       55,218        54,248       1.8%      44,974        42,820         5.0%
                                                  -------       -------                -------       -------
Resident income from operations                   $38,172       $35,914       6.3%     $30,708       $27,950         9.9%
                                                  =======       =======                =======       =======
Resident income from operations margin (1)           40.9%         39.8%                  40.6%        39.5%
Lease expense                                       5,837         5,700       2.4%       1,037       $1,037           --
Depreciation and amortization                       6,308         5,977       5.5        5,807         5,666         2.5%
                                                  -------       -------                -------       -------
Income from operations                            $26,027       $24,238       7.4%     $23,864       $21,247        12.3%
                                                  =======       =======                =======       =======

Other data:
Number of communities                                  14            14                     10            10
Resident capacity                                   4,103         4,103                  3,397         3,397
Average occupied units                              3,516         3,435                  2,461         2,431
Average occupancy  rate(2)                             95%           93%                    96%           95%
Average monthly revenue per occupied unit(3)      $ 2,213       $ 2,187       1.2%     $ 2,563       $ 2,426       5.6%
Average monthly expense per occupied unit(4)      $ 1,309       $ 1,316      (0.6%)    $ 1,523       $ 1,468       3.7%


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

(3) "Average monthly revenue per occupied unit" is total "Resident and health care revenues" divided by "Average occupied units," expressed on a monthly basis.

(4) "Average monthly expense per occupied unit" is total "Community operating expenses" divided by "Average occupied units," expressed on a monthly basis.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

      Revenues Total revenues were $175.3 million in 1999, compared to $142.4 million in 1998, representing an increase of $32.9 million, or 23.1%. Resident and health care revenues increased by $34.6 million, and management and development services revenue decreased by $1.6 million during the period. Of the increase in resident and health care revenues, $3.2 million, or 9.3%, of such increase was attributable to Same Community growth.

      Approximately $28.0 million, or 80.9%, of the increase was attributable to new senior living communities acquired, leased or developed in 1999 and 1998 (accordingly excluded from same community results), including $17.6 million from the FGI communities acquired in July 1998. The remaining increase of $3.4 million, or 9.8%, was attributable to increases in resident and health care revenues at the two communities with large expansions that opened in 1998 that were excluded from the Same Community group.

        Resident and health care revenues attributable to Same Communities were $93.4 million in 1999, as compared to $90.2 million in 1998, representing an increase of $3.2 million, or 3.6%. This increase was derived from a 1.2% increase in average rates and a 2.4% increase in occupied units. The rate increase was affected by a 31% reduction in per diem reimbursement from 1998 to 1999 related to the new prospective payment system in the Company's Medicare nursing units. Same Community average occupancy rates increased to 95% for 1999 from 93% in 1998.

        The decrease in management and development services revenue of $1.6 million, or 13.3%, was primarily related to the Company's decision to move to an acquisitions-oriented method of building its Senior Living Networks and, therefore, to discontinue new development of free-standing assisted living residences, for which the Company receives development fees. The Company expects that this change in its strategy for building its Senior Living Networks will cause significantly lower levels of development fees in 2000.

      Community Operating Expense Community operating expense increased to $106.0 million in 1999, as compared to $82.7 million in 1998, representing an increase of $23.3 million, or 28.2%. Of the increase in community operating expense, $1.0 million, or 4.3%, of the increase was attributable to Same Community operating expenses, which increased by 1.8% during the period. Approximately $20.0 million, or 85.8%, of the increase was attributable to expenses from new leased or acquired senior living communities, including $11.4 million from the FGI communities acquired in July 1998. The remaining increase of $2.3 million, or 9.9%, was attributable to increases in operating expenses at the two communities with large expansions that opened in 1998 that were excluded from the Same Community group.

      Community operating expense as a percentage of resident and health care revenues increased to 64.4% for 1999 from 63.6% for 1998. This increase was attributable to labor cost increases at certain operating communities and startup losses at consolidating joint venture developments and recently opened large expansions. Same Community operating expenses as a percentage of Same Community resident and health care revenues decreased to 59.1% in 1999 from 60.2% in 1998.

      General and Administrative General and administrative expense increased to $15.0 million for 1999, as compared to $10.6 million for 1998, representing an increase of $4.4 million, or 42.0%. The increase was primarily related to the July 1998 FGI acquisition and other increases in corporate and regional staff to support increased operations. General and administrative expense as a percentage of total revenues was 8.6% for 1999 in comparison to 7.4% for 1998.

      Lease Expense Lease expense increased to $13.0 million for 1999, as compared to $9.1 million for 1998, representing an increase of $3.9 million primarily related to leases entered into for new senior living communities and increased lease costs at a community with an expansion that opened in late 1998.

      Depreciation and Amortization Depreciation and amortization expense increased to $13.7 million in 1999 from $10.0 million in 1998, representing an increase of $3.7 million, or 36.6%. The increase is primarily related to communities acquired during 1998 which had a full year of depreciation in 1999, depreciation related to recently completed expansions, and amortization of costs in excess of assets acquired in the July 1998 FGI transaction. Same Community depreciation and amortization expense increased to $6.3 million for 1999, from $6.0 million for 1998.

        Asset impairment and contractual losses During the fourth quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities it would be abandoning certain development projects and reviewing others with regard to fit with its senior living network strategy. As a result, the Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999.

      Other Income (Expense) Interest expense increased to $23.7 million in 1999 from $17.9 million in 1998, representing an increase of $5.7 million, or 32.0%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with development financing provided to third parties. Interest expense, as a percentage of total revenues, increased to 13.5% for 1999 from 12.6% in 1998. Interest income increased to $9.1 million in 1999 from $4.1 million in 1998, representing an increase of $5.0 million, or 122.9%. The increase in interest income was primarily attributable to income generated from increased certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements.

      Income Tax Expense Income tax expense related to continuing operations in 1999 was $1.3 million, or an effective rate of 38.0%, as compared to $5.7 million, or an effective rate of 37.7%, in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

      Revenues Total revenues were $142.4 million in 1998, compared to $90.2 million in 1997, representing an increase of $52.2 million, or 57.9%. Resident and health care revenues increased by $41.6 million, and management and development services revenue increased by $10.6 million during the period. Of the increase in resident and health care revenues, $4.9 million, or 11.8%, of such increase was attributable to Same Community growth. Approximately $35.1 million, or 84.4%, of the increase was attributable to new senior living communities leased or acquired, including $16.6 million from FGI communities acquired in July 1998. The remaining increase of $1.6 million, or 3.8%, was attributable to increases in resident and health care revenues at the two communities with large expansions that opened in 1998 that were excluded from the Same Community group.

        Resident and health care revenues attributable to Same Communities were $75.7 million in 1998, as compared to $70.8 million in 1997, representing an increase of $4.9 million, or 6.9%. This increase was derived from a 5.6% increase in average rates and a 1.2% increase in occupied units. Same Community average occupancy rates increased to 96% for 1998 from 95% in 1997.

        Of the $10.6 million increase in management and development services revenue, $3.0 million, or 28.4%, was attributable to revenues from management fees related to agreements entered into pursuant to the FGI acquisition, and $7.6 million, or 71.6%, related to fees earned from development services provided to third parties.

      Community Operating Expense Community operating expense increased to $82.7 million in 1998, as compared to $54.9 million in 1997, representing an increase of $27.8 million, or 50.6%. Of the increase in community operating expense, $2.2 million, or 7.9%, of the increase was attributable to Same Community operating expenses, which increased by 5.0% during the period. Approximately $23.0 million, or 82.7%, was attributable to expenses from new leased or acquired senior living communities, including $11.1 million from acquired FGI communities. The remaining increase of $2.6 million, or 9.4%, was attributable to increases in operating expenses at the two communities with large expansions that opened in 1998 that were excluded from the Same Community group.

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

      General and Administrative General and administrative expense increased to $10.6 million for 1998, as compared to $6.7 million for 1997, representing an increase of $3.9 million, or 58.2%. The increase was primarily related to increases in salaries and benefits, including corporate personnel retained as a result of the FGI acquisition and related integration costs. General and administrative expense as a percentage of total revenues was 7.4% for 1998 and 1997.

      Lease Expense Lease expense increased to $9.1 million for 1998, as compared to $3.4 million for 1997, representing an increase of $5.7 million. Of this increase, approximately $2.6 million of the increase related to leases entered into during 1998 for three senior living communities and the completion of an expansion at one community and approximately $3.1 million related to Imperial Plaza, which was leased in October 1997.

      Depreciation and Amortization Depreciation and amortization expense increased to $10.0 million in 1998 from $6.6 million in 1997. The increase is primarily related to communities acquired during 1998 and amortization of costs in excess of assets acquired in the FGI transaction. Same Community depreciation and amortization expense increased to $5.8 million for 1998, from $5.7 million for 1997.

      Merger Related Expenses On January 31, 1999, the Company terminated its previously announced merger agreement with Assisted Living Concepts, Inc. and recorded a charge to earnings of approximately $1.0 million during the fourth quarter ended December 31, 1998 for merger related costs.

      Other Income (Expense) Interest expense increased to $17.9 million in 1998 from $15.1 million in 1997, representing an increase of $2.8 million, or 19.0%. The increase in interest expense was primarily attributable to the issuance in September 1997 of the 5-3/4% fixed rate convertible subordinated debentures due October 2002 (the "Convertible Debentures") and additional indebtedness incurred in connection with acquisitions, partially offset by the repayment of certain indebtedness in December 1997. Interest expense, as a percentage of total revenues, decreased to 12.6% for 1998 from 16.7% in 1997. This decrease primarily relates to the interest-free up-front resident entrance fee financing on the FGI communities. Interest income increased to $4.1 million for 1998 from $2.7 million for 1997, primarily due to income generated from the investment of public offering proceeds and certificates of deposit associated with certain leasing transactions and management agreements.

      Income Tax Expense Income tax expense related to continuing operations in 1998 was $5.7 million, or an effective rate of 37.7%, as compared to $4.4 million in 1997 (including the $3.0 million charge recorded as a result of the reorganization of ARCLP from a non-taxable limited partnership into the Company, which is a taxable corporation). Excluding the effect of the $3.0 million charge, on a pro forma basis assuming the Company was a taxable entity for all of 1997, income taxes related to continuing operations would have been $2.2 million assuming the Company's effective tax rate of 36%.

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

ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

        During the fourth quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities it would be abandoning certain development projects and reviewing others with regard to fit with its senior living network strategy.

        The Company has two parcels of land upon which senior living communities were to be developed. Each property was in the early stage of development, with activity in process consisting primarily of securing the zoning permits, completing architectural drawings and site testing. As a result, the carrying values included capitalized costs for zoning, architect fees, and site testing that will not be realized upon sale of the parcels. Management intends to dispose of the land and has recorded an impairment charge of approximately $800,000 related to the parcels and has classified the land as property held for sale.

        The Company also decided not to complete the development and construction of three properties for which the Company provided development and construction services to third party owners of senior living communities. Pursuant to the terms of the construction agency agreements executed with the owners of those projects, the Company was in default as a result of its decision not to complete construction. The Company is obligated to purchase the uncompleted property from the owners and forgive the construction financing to the owners in exchange for the uncompleted property. The Company owned the land for one of the projects and leased it to the owner. Management accrued an impairment loss for this property. The land is classified as property held for sale. The Company recorded a contractual loss of $6.2 million for its obligations under the construction agency agreements during the fourth quarter of 1999. The Company also provided construction financing on the projects and recorded an impairment charge of $1.5 million against the notes receivable that will not be collected.

        The Company typically has various development activities ongoing to locate future operating sites, research market demographics and competition, secure proper zoning and negotiate the acquisition of land. Direct third party costs for these activities are capitalized. Capitalized costs of approximately $600,000 related to sites that will not be developed based upon the shift in the Company's growth strategy toward acquisitions were written off during the fourth quarter of 1999.

        The Company owns a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The communities experienced much lower than expected occupancy levels, higher operating costs and increased competition. Additionally, the two communities do not fit with the Company's senior living network strategy. The Company has entered into an agreement with its partner to dissolve the joint venture and the Company will receive one of the two communities. The fair market value of the net assets to be received as compared to the carrying amount of the Company's equity investment and advances to the joint venture resulted in an impairment loss of $3.2 million which was recognized in the fourth quarter of 1999. The transaction is anticipated to be completed during the first half of 2000.

        The Company abandoned a new software implementation project in the fourth quarter of 1999 and accordingly wrote off the capitalized third party costs incurred for licensing and consulting of approximately $200,000.

DISCONTINUED OPERATIONS

      During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of a prospective pay system acceptable to the Company, or major revisions to the United States interim payment system now in effect. During the fourth quarter ended December 31, 1998, the Company determined that an acceptable reimbursement system will not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the years ended December 31, 1998 and 1997 have been reclassified to discontinued operations. The Company recorded losses from home health care operations, net of tax, of $1.2 million and $155,000 for the years ended December 31, 1998 and 1997, respectively. During the fourth quarter ended December 31, 1998, the Company also recorded an after tax charge of $902,000, or $0.06 per share, related primarily to the impairment of unamortized costs in excess of net assets acquired in home health care agency acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, and cash flows from operations. At December 31, 1999, the Company had $436.0 million of indebtedness outstanding, including $138.0 million of Convertible Debentures, with fixed maturities ranging from October 2000 to April 2028. As of December 31, 1999, approximately 64.5% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.89%. The Company's variable rate indebtedness carried an average rate of 7.86% as of December 31, 1999. As of December 31, 1999, the Company had working capital of $23.6 million.

      Net cash provided by operating activities was $12.3 million for the year ended December 31, 1999, as compared with $19.1 million and $11.1 million for the years ended December 31, 1998 and 1997, respectively. The Company's unrestricted cash balance was $21.8 million as of December 31, 1999, as compared to $20.4 and $44.6 million as of December 31, 1998 and 1997, respectively.

      Net cash used by investing activities was $152.2 million for the year ended December 31, 1999, as compared with $151.1 million and $22.6 million, respectively, for the years ended December 31, 1998 and 1997. During the year ended December 31, 1999, the Company made additions to land, buildings, and equipment, including construction activity, of $59.2 million, increased notes receivable by $78.9 million due to increased funding to owners of senior living communities that are being developed by the Company, and made purchases of assets limited as to use of $13.7 million, primarily as a result of certain management agreement and leasing transactions, received $7.4 million from development project reimbursements, and received $3.1 million from the sale of land. Additionally, the Company purchased other investments, primarily purchase option payments on managed and leased communities, of $10.2 million.

      Net cash provided by financing activities was $141.4 million for the year ended December 31, 1999, as compared with $107.8 million and $52.8 million, respectively, for the years ended December 31, 1998 and 1997. The Company had borrowings of $143.2 million under long-term debt arrangements, made principal payments on its indebtedness of $5.3 million, and had expenditures of $3.5 million for financing costs during the year ended December 31, 1999. The Company also received $11.0 million from the sale of life estate contracts and made principal payments and termination refunds under master trust agreements of $4.2 million.

      During the year ended December 31, 1999, the Company entered into various financing commitments including a $100.0 million three-year revolving credit facility with an additional $50.0 million to be syndicated on a best efforts basis. The line of credit is available to fund development, acquisitions or expansions of senior living communities. At December 31, 1999, $64.4 million was outstanding under the revolving credit facility.

        Additionally, in 1999 the Company secured a $50.0 million line of credit for the construction and/or expansion of senior living communities. At December 31, 1999, no borrowings were outstanding under the line. The Company has committed $23.3 million of the $50.0 million line of credit for use in synthetic leases for two assisted living communities being developed by the Company.

        The Company also entered into a $6.0 million unsecured acquisition line of credit and a $4.5 million secured term loan for the acquisition of land. At December 31, 1999, $2.0 million was outstanding under the secured term loan and $4.7 million was outstanding under the $6.0 million acquisition line of credit. The maturity date for the secured term loan and acquisition line of credit is June 30, 2000.

        During the year ended December 31, 1999, the Company also received a commitment from a REIT for a $50.0 million credit facility that is available for the development and acquisition of senior living communities. No draws were outstanding under the REIT commitment at December 31, 1999.

        The Company's various credit facilities contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserves and occupancy levels. The Company is currently in compliance with such covenants. All but one of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. Substantially all of such indebtedness is cross-defaulted.

        The aggregate estimated cost to complete and lease-up the 14 senior living communities currently under construction or development is approximately $180.0 million to $200.0 million. In addition, the Company plans to expand six of its communities, which is expected to cost approximately $90.0 million to complete and lease-up.

        The Company finances the costs of certain senior living communities owned by others which are being developed, leased or managed by the Company. The Company is obligated to and anticipates providing approximately $52.2 million of additional financing for these communities.

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

RECENT ACCOUNTING PRONOUNCEMENT

        In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company must adopt SFAS No. 133 in 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.

IMPACT OF INFLATION

        Inflation could affect the Company's future revenues and results of operations because of, among other things, the Company's dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company's services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the Company's business and operating and growth strategies, including its development, financing and acquisition plans. Investors are cautioned that these forward-looking statements may be affected by certain risks and uncertainties, including those described under the caption "Business -- Risk Factors" herein and in the Company's other filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At December 31, 1999, the Company's outstanding principal under its existing swap agreement was $35.6 million maturing July 1, 2008. Under the agreement the Company receives a fixed rate of 6.87% and pays a floating rate based upon a foreign currency index with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. During the second half of 1999, interest rates have risen and are expected to rise further in the first half of 2000. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000, since the majority of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Financial Statements

        Independent Auditors' Report                                                     37

        Consolidated Balance Sheets --- December 31, 1999 and 1998                       38

        Consolidated Statements of Operations --- Years ended December 31, 1999,
        1998 and 1997                                                                    39

        Consolidated Statements of Changes in Partners'/Shareholders' Equity
          --- Years ended December 31, 1999, 1998 and 1997                               41

        Consolidated Statements of Cash Flows --- Years ended December 31, 1999,
        1998 and 1997                                                                    42

        Notes to Consolidated Financial Statements                                       44

        Financial Statement Schedules                                                    73
                  Schedule II- Valuation and Qualifying Accounts
                  Schedule IV- Mortgage Loans on Real Estate

                  All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Retirement Corporation:

We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in partners'/shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the Financial Statement
Schedule II - Valuation and Qualifying Accounts and Financial Statement Schedule IV - Mortgage Loans on Real Estate as of December 31, 1999 and for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Nashville, Tennessee
March 14, 2000

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                                            December 31
                                                                       ----------------------
                                                                        1999          1998
                                                                       ----------    --------
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 21,881      $ 20,400
   Assets limited as to use                                              15,571         4,747
   Accounts receivable, net                                              12,746        11,158
   Advances for development projects                                      3,762        11,136
   Inventory                                                                950           826
   Prepaid expenses                                                       1,790         1,627
   Deferred income taxes                                                    758         1,580
   Other current assets                                                   5,727         2,972
                                                                       --------      --------
     Total current assets                                                63,185        54,446

Assets limited as to use, excluding amounts classified as current        60,855        58,035
Land, buildings and equipment, net                                      431,560       388,404
Notes receivable                                                         97,236        19,731
Costs in excess of net assets acquired, net                              38,524        36,817
Other assets                                                             49,051        38,421
                                                                       --------      --------
     Total assets                                                      $740,411      $595,854
                                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $ 10,173      $  1,426
   Accounts payable                                                       3,723         6,543
   Accrued interest                                                       4,140         2,391
   Accrued payroll and benefits                                           3,144         3,987
   Accrued property taxes                                                 3,638         3,269
   Other accrued expenses                                                 4,898         5,729
   Reserve for contractual losses                                         6,200            --
   Other current liabilities                                              3,679         5,297
                                                                       --------      --------
     Total current liabilities                                           39,595        28,642

Long-term debt, excluding current portion                               287,835       161,261
Convertible subordinated debentures                                     137,980       137,980
Refundable portion of life estate fees                                   43,386        48,805
Deferred life estate income                                              51,606        43,715
Tenant deposits                                                           6,913         6,865
Deferred gain on sale-leaseback transactions                              3,168         3,620
Deferred income taxes                                                    15,236        16,631
Other liabilities                                                         6,524         2,493
                                                                       --------      --------
     Total liabilities                                                  592,243       450,012

Commitments and contingencies (Notes 3, 9, 10, 13, 15 and 16)

Shareholders' equity
   Preferred stock, no par value; 5,000,000 shares
     authorized, no shares issued or outstanding                             --            --
   Common stock, $.01 par value; 50,000,000 shares
     authorized, 17,145,343 and 17,118,385 shares issued
     and outstanding, respectively                                          171           171
   Additional paid-in capital                                           145,444       145,170
   Retained earnings                                                      2,553           501
                                                                       --------      --------
     Total shareholders' equity                                         148,168       145,842
                                                                       --------      --------
     Total liabilities and shareholders' equity                        $740,411      $595,854
                                                                       ========      ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                                               Years ended December 31,
                                                                                     ----------------------------------------
                                                                                        1999            1998           1997
                                                                                     ----------------------------------------
Revenues:
   Resident and health care                                                          $ 164,592       $ 130,036       $ 88,416
   Management and development services                                                  10,678          12,321          1,765
                                                                                     ----------------------------------------
     Total revenues                                                                    175,270         142,357         90,181

Operating expenses:
   Community operating expense                                                         105,978          82,698         54,921
   Lease expense, net                                                                   12,985           9,063          3,405
   General and administrative                                                           15,020          10,581          6,717
   Depreciation and amortization                                                        13,692          10,025          6,632
   Asset impairments and contractual losses                                             12,536              --             --
   Merger related costs                                                                     --             994             --
                                                                                     ----------------------------------------
     Total operating expenses                                                          160,211         113,361         71,675
                                                                                     ----------------------------------------
     Operating income                                                                   15,059          28,996         18,506
Other income (expense):
   Interest expense                                                                    (23,668)        (17,924)       (15,056)
   Interest income                                                                       9,123           4,092          2,675
   Gain on sale of assets                                                                3,036              80             35
   Other                                                                                  (241)           (242)           (36)
                                                                                     ----------------------------------------
     Other expense, net                                                                (11,750)        (13,994)       (12,382)
     Income from continuing operations before income taxes, extraordinary
       item and cumulative effect of change in accounting principle                      3,309          15,002          6,124
Income taxes                                                                             1,257           5,652          4,435
                                                                                     ----------------------------------------
     Income from continuing operations before extraordinary item and
       cumulative effect of change in accounting principle                               2,052           9,350          1,689
Discontinued operations:
   Loss from home health operations, net of tax                                             --           1,244            155
   Write-off of home health assets, net of tax                                              --             902             --
                                                                                     ----------------------------------------
     Income before extraordinary item and cumulative effect of change
       in accounting principle                                                           2,052           7,204          1,534
Extraordinary item - loss on extinguishment of debt, net of tax                             --              --          6,334
Cumulative effect of change in accounting for start-up costs, net of tax                    --            (304)            --
                                                                                     ----------------------------------------
     Net income (loss)                                                               $   2,052       $   6,900       $ (4,800)
                                                                                     ========================================
Pro forma earnings data:
   Income from continuing operations before income taxes and extraordinary item                                      $  6,124
   Pro forma income tax expense                                                                                         2,210
                                                                                                                     --------
   Pro forma income from continuing operations before extraordinary item                                                3,914
   Loss from discontinued operations, net of pro forma tax                                                                155
                                                                                                                     --------

   Pro forma income before extraordinary item                                                                        $  3,759
                                                                                                                     ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(in thousands, except per share data)

                                                                                    Years ended December 31,
                                                                         ---------------------------------------------
                                                                             1999           1998             1997
                                                                         ---------------------------------------------
Basic earnings per share:
    Basic earnings per share from continuing operations before extraordinary item and cumulative effect of change in
      accounting principle                                               $     0.12       $     0.67
    Loss from home health operations, net of tax                                 --            (0.09)
    Write-off of home health assets, net of tax                                  --            (0.06)
    Cumulative effect of change in accounting principle, net of tax              --            (0.02)
                                                                         ----------------------------
    Basic earnings per share                                             $     0.12       $     0.49
                                                                         ============================

Diluted earnings per share:
    Diluted earnings per share from continuing operations before
     extraordinary item                                                  $     0.12       $     0.66
    Loss from home health operations, net of tax                                 --            (0.09)
    Write-off of home health assets, net of tax                                  --            (0.06)
    Cumulative effect of change in accounting principle, net of tax              --            (0.02)
                                                                         ----------------------------
    Diluted earnings per share                                           $     0.12       $     0.49
                                                                         ============================
Pro forma basic earnings per share:
    Pro forma basic earnings per share from continuing operations
      before extraordinary item                                                                            $    0.37
    Loss from home health operations, net of tax                                                               (0.01)
                                                                                                           ---------
    Pro forma basic earnings per share before extraordinary item                                           $    0.36
                                                                                                           =========

Pro forma diluted earnings per share:
    Pro forma diluted earnings per share from continuing operations
       before extraordinary item                                                                           $    0.37
    Loss from home health operations, net of tax                                                               (0.01)
                                                                                                           ---------
    Pro forma diluted earnings per share before extraordinary item                                         $    0.35
                                                                                                           =========
Weighted average shares used for basic earnings per share data               17,129           13,947          10,577
Effect of dilutive common stock options                                          48              127              98
                                                                         -------------------------------------------
Weighted average shares used for diluted earnings per share data             17,177           14,074          10,675
                                                                         ===========================================

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'/SHAREHOLDERS' EQUITY (in thousands, except share data)

                                                          General
                                                            and                                                 Retained
                                                          Limited         Common Stock           Additional     Earnings
                                                         Partners'     ---------------------     Paid-In     (Accumulated
                                                         Interests     Shares         Amount      Capital       Deficit)    Total
                                                      -----------------------------------------------------------------------------

Balance at December 31, 1996                          $    37,882            --     $     --     $     --      $    --     $ 37,882
Net income (loss)                                           1,599                                               (6,399)      (4,800)
Distribution to partners                                   (2,500)                                                           (2,500)
Reorganization Note                                       (21,875)                                                          (21,875)
Transfer of partnership equity for shares of
  common stock                                            (15,106)    7,812,500           78       15,028                        --
Net proceeds from initial public offering                             3,593,750           36       44,954                    44,990
Issuance of common stock pursuant to employee
  stock purchase plan                                                    14,610                       221                       221
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1997                                   --    11,420,860          114       60,203       (6,399)      53,918

Net income                                                                                                       6,900        6,900
Conversion of subordinated debentures                                       832                         20                       20
Issuance of common stock in FGI Transaction                           1,370,000           14        19,765                   19,779
Net proceeds from public offering                                     4,297,500           43        64,762                   64,805
Issuance of common stock pursuant to employee
  stock purchase plan                                                    16,190                        235                      235
Issuance of common stock pursuant to stock options
  exercised                                                              13,003                        185                      185
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1998                                   --    17,118,385          171      145,170          501      145,842

Net income                                                                                                       2,052        2,052
Issuance of common stock pursuant to employee
  stock purchase plan                                                    21,624                       199                       199
Issuance of common stock pursuant to stock options
  exercised                                                               5,334                        75                        75
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1999                          $        --    17,145,343     $    171     $145,444      $ 2,553     $148,168
                                                      =============================================================================


See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                              Years ended December 31,
                                                                                    ------------------------------------------
                                                                                        1999           1998            1997
                                                                                    ------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                               $   2,052       $   6,900       $  (4,800)
        Loss from discontinued operations, net of tax                                      --           1,244             155
        Write-off of home health assets, net of tax                                        --             902              --
        Cumulative effect of change in accounting principle, net of tax                    --             304              --
        Extraordinary loss on extinguishment of debt, net of tax                           --              --           6,334
                                                                                    -----------------------------------------
    Income from continuing operations                                                   2,052           9,350           1,689
    Adjustments to reconcile income from continuing operations to net cash and cash equivalents provided by continuing operations:
         Asset impairments and contractual losses                                      12,536              --              --
         Depreciation and amortization                                                 13,692          10,025           6,632
         Amortization of deferred financing costs                                       1,342             754             193
         Amortization of deferred entrance fees                                        (6,945)         (3,756)             --
         Proceeds from terminated lifecare contracts                                    2,756           1,616              --
         Deferred income taxes                                                           (207)          3,923           4,162
         Amortization of deferred gain on sale-leaseback transactions                    (452)           (453)           (341)
         Gain on sale of assets                                                        (3,036)            (80)            (35)
         Losses from unconsolidated joint ventures                                      2,005             608              --
         Minority owners' share of losses                                                (447)             --              --
    Changes in assets and liabilities, net of effects from acquisitions:
         Increase in accounts receivable                                               (1,588)         (3,642)         (2,831)
         Increase in inventory                                                           (124)            (95)            (63)
         Increase in prepaid expenses                                                    (163)           (346)           (584)
         Increase in other assets                                                      (4,402)         (2,195)         (1,956)
         Increase (decrease) in accounts payable                                       (2,820)          2,907             (12)
         Increase in accrued expenses and other current liabilities                        40           2,135           3,322
         Increase in tenant deposits                                                       48             496             673
         Increase (decrease) in other liabilities                                      (2,009)           (172)            371
                                                                                    -----------------------------------------
Net cash and cash equivalents provided by continuing operations                        12,278          21,075          11,220
Net cash and cash equivalents used in discontinued operations                              --          (1,941)           (125)
                                                                                    -----------------------------------------
Net cash and cash equivalents provided by operating activities                         12,278          19,134          11,095

Cash flows from investing activities:
    Additions to land, buildings and equipment                                        (59,221)        (31,888)        (29,307)
    Expenditures for acquisitions, net of cash received                                    --         (37,358)        (17,489)
    Reimbursements from (advances to) development projects                              7,374         (11,136)             --
    Investments in joint ventures                                                      (1,763)         (3,143)         (1,411)
    Contributions from minority owners                                                  1,630              --              --
    Issuance of notes receivable                                                      (78,916)        (19,731)             --
    Purchases of assets whose use is limited                                          (13,643)        (44,975)         (3,916)
    Purchases of other investments                                                    (10,177)         (4,704)           (859)
    Proceeds from the maturity of marketable securities                                    --             132              --
    Proceeds from the sale of assets                                                    3,138           1,736          30,412
    Other investing activities                                                           (664)             --              --
                                                                                    -----------------------------------------
Net cash and cash equivalents used in investing activities                           (152,242)       (151,067)        (22,570)

See accompanying notes to consolidated financial statements.

Cash flows from financing activities:
    Net proceeds from public offerings                                                     --          64,805          44,990
    Net proceeds from convertible debenture offering                                       --              --         134,220
    Proceeds from issuance of stock through employee stock purchase plan                  199             235             221
    Proceeds from exercise of stock options                                                75             185              --
    Repayment of reorganization note                                                       --              --         (21,875)
    Payment of redeemable preferred interests                                              --              --          (5,195)
    Distribution to partners                                                               --              --          (4,132)
    Expenditures for financing costs                                                   (3,453)            (77)           (333)
    Costs paid in connection with extinguishment of debt                                   --              --          (9,534)
    Proceeds from life estate sales, net of refunds                                    11,028           4,262              --
    Proceeds from the issuance of long-term debt                                      143,162          53,717          14,275
    Principal reductions in master trust liability                                     (4,225)         (2,625)             --
    Principal payments on long-term debt                                               (5,341)        (12,752)        (99,801)
                                                                                    -----------------------------------------
Net cash and cash equivalents provided by financing activities                        141,445         107,750          52,836

    Net increase (decrease) in cash and cash equivalents                                1,481         (24,183)         41,361
                                                                                    -----------------------------------------
Cash and cash equivalents at beginning of year                                         20,400          44,583           3,222
                                                                                    -----------------------------------------
Cash and cash equivalents at end of year                                            $  21,881       $  20,400       $  44,583
                                                                                    =========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest (including capitalized interest)         $  24,591       $  18,359       $  13,130
                                                                                    =========================================
    Income taxes paid                                                               $   5,138       $     249       $      86
                                                                                    =========================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
During the respective years, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:

    Current assets                                                                  $      --       $   7,378       $     128
    Costs in excess of net assets acquired                                                 --          35,938              --
    Other assets                                                                           --         151,875          12,869
    Current liabilities                                                                    --          15,471             235
    Long-term debt                                                                         --          22,368          14,191
    Other liabilities                                                                      --          74,793             767

During the year ended December 31, 1999, the Company sold certain land for $3.1 million in cash and the payment on a related note payable of $2.5 million for aggregate consideration of $5.6 million.

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

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND PRESENTATION

The accompanying financial statements as of and for the years ended December 31, 1999, 1998 and 1997 include the consolidated financial statements of American Retirement Corporation (the Corporation) and its wholly-owned and majority owned subsidiaries (collectively referred to as the Company). All material intercompany transactions and balances have been eliminated in consolidation.

In February 1997, the Corporation was incorporated for purposes of effecting a reorganization of ARCLP and to complete an initial public offering (IPO). In the reorganization, all of ARCLP's assets and liabilities were contributed to the Corporation in exchange for 7,812,500 shares of common stock and a promissory note to ARCLP in the original principal amount of $21.9 million. ARCLP's historical carrying values for assets and liabilities were carried over to the Corporation upon consummation of the reorganization. As a result of the conversion from a limited partnership to a corporation, the Corporation recorded a deferred income tax liability of approximately $3.0 million resulting from the difference between the accounting and the tax bases of the assets and liabilities carried over from ARCLP. Such amount is included in the Company's 1997 income tax expense. Immediately prior to the IPO, which was completed on May 30, 1997, ARCLP distributed its common stock of the Corporation to its partners. The Corporation sold an additional 3,593,750 shares of its common stock in the IPO. Total proceeds to the Corporation from the IPO were approximately $45.0 million, after underwriting and issuance costs. A portion of the proceeds was utilized on June 4, 1997 to repay the $21.9 million promissory note to ARCLP and ARCLP distributed such amount to its limited partners.

The income taxes on earnings of ARCLP were the responsibility of the partners. The pro forma adjustments reflected on the consolidated statements of operations for the year ended December 31, 1997 provides for income taxes, at an effective tax rate of 36%, assuming ARCLP was subject to taxes and excludes the $3.0 million charge resulting from the difference between the accounting and tax bases of ARCLP's assets and liabilities at the time of the conversion from a limited partnership to a taxable corporation. Pro forma earnings per share is based on the number of shares that would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note at the IPO price of $14.00 per share.

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

Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Resident and health care revenues, primarily Medicare, subject to retroactive adjustments were 4.4%, 4.7%, and 6.9% of resident and health care revenues in 1999, 1998, and 1997, respectively.

Management services revenue is recorded monthly as earned and relates to providing certain management and administrative support services under management agreements with the owners and lessees of senior living communities. Such fees are based on a percentage of revenues, income or cash flows of the managed community, or a negotiated fee per the management agreement.

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

Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the development and construction of the communities. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of their useful life or remaining lease term. Construction in progress includes costs incurred related to the development and construction of senior living communities. If a project is abandoned, any costs previously capitalized and determined to be unrecoverable are expensed.

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

Costs in Excess of Net Assets Acquired: Costs in excess of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Costs in excess of net assets acquired is net of accumulated amortization of $1.5 million and $486,000 at December 31, 1999 and 1998, respectively. Amortization expense was $1.0 million, $486,000, and $0, for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Assets: Other assets consists primarily of security deposits, purchase options, deferred financing costs (including convertible debenture offering costs), costs of acquiring lifecare contracts, deferred lifecare fee receivables, and investments in joint ventures. Deferred financing costs are being amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Purchase options to acquire property are recorded at their cost and are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or management determines that the option will not be exercised.

Investments in joint ventures includes the Company's investments in joint ventures organized to develop senior living communities. The Company is providing full development services related to, and has entered into management agreements to manage, the related communities. The Company accounts for its investments in 20-50% owned joint ventures under the equity method. At December 31, 1999 and 1998, the Company's investment in joint ventures was approximately $1.1 million and $3.9 million, respectively.

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

Obligation to Provide Future Services: Under the terms of certain lifecare contracts, the Company is obligated to provide future services to its residents. The Company calculates the present value of the net cost of future services and use of facilities annually and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 1999, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

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

Earnings per Share: Basic earnings per share ("EPS") is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The effect from assumed conversion of the Company's convertible debentures would have been anti-dilutive in 1999, 1998 and 1997 and was therefore not included in the computation of diluted EPS. Antidilutive shares which were excluded from the EPS calculation in 1999, 1998 and 1997 were 1,796, 235, and 35, respectively.

Stock-Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation, and accordingly recognizes no compensation expense for stock option grants, but provides the pro forma disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, accounts receivable, advances for development projects, and tenant deposits, accounts payable, and refundable portion of life estate fees approximate their fair values because of the short-term nature of these accounts. The carrying value of notes receivable approximate their fair value because the notes earn interest at a variable rate based on LIBOR. The carrying value of debt approximates fair value as the interest rates approximate the current rates available to the Company.

Derivative Instruments: In 1999, the Company entered into an interest rate swap agreement as a hedge against certain debt liabilities in order to manage interest rate risk. As of December 31, 1999, the Company had an interest rate swap agreement in effect with a notional amount of $35.6 million with an approximate market value of $1.5 million. Under the terms of the swap agreement, the Company receives a fixed rate interest payment based on a fixed interest rate of 6.87% and pays a floating rate based upon a foreign currency index with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. The swap agreement matures July 1, 2008.

Interest rate swap agreements are contracts that represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet assets or liabilities. If the balance of the liability falls below that notional amount of the derivative, the excess portion of the derivative is marked-to-market with a corresponding effect on current earnings.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Comprehensive Income: The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During 1999, 1998 and 1997, the Company's only component of comprehensive income was net income (loss).

Segment Disclosures: During 1998, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" became effective for the Company. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company operates in one business segment.

Reclassifications: Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

(3) ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the fourth quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities, it would be abandoning certain development projects and reviewing others with regard to fit with its senior living network strategy.

The Company has two parcels of land upon which senior living communities were to be developed. Each property was in the early stage of development, with activity in process consisting primarily of securing the zoning permits, obtaining architectural drawings and site testing. As a result, the carrying values included capitalized costs for zoning, architect fees, and site testing that will not be realized upon sale of the parcels.

Management intends to dispose of the land and has recorded an impairment charge of approximately $800,000 related to the parcels and has classified the land as property held for sale.

The Company also decided not to complete the development and construction of three properties for which the Company provided development and construction services to third party owners of senior living communities. Pursuant to the terms of the construction agency agreements executed with the owners, the Company was in default for its decision not to complete construction. The Company is obligated to purchase the uncompleted property from the owners and forgive the construction financing to the owners in exchange for the uncompleted property. The Company owned the land for one of the projects and leased it to the owner. Management accrued an impairment loss for this property. The land was classified as property held for sale. The Company recorded a contractual loss of $6.2 million for its obligations under the construction agency agreements during the fourth quarter of 1999. The Company also provided construction financing on the projects and recorded an impairment charge of $1.5 million against the note receivables that will not be collected.

The Company typically has various development activities ongoing to locate future operating sites, research market demographics and competition, secure proper zoning and negotiate the acquisition of land. Direct third party costs for these activities are capitalized. Capitalized costs of approximately $600,000 related to sites that will not be developed based upon the shift in the Company's growth strategy toward acquisitions were written off during the fourth quarter of 1999.

The Company owns a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The communities experienced much lower than expected occupancy absorption, higher operating costs and increased competition. Additionally, the two communities did not fit with the Company's senior living network strategy. The Company has entered into an agreement with its partner to dissolve the joint venture and the Company will receive one of the two communities. The fair market value of the net assets to be received as compared to the carrying amount of the Company's equity investment and advances to the joint venture resulted in an impairment loss of $3.2 million which was recognized in the fourth quarter of 1999. The transaction is anticipated to be completed during the first half of 2000.

The Company abandoned a new software implementation project in the fourth quarter of 1999 and accordingly wrote off the capitalized third party costs incurred for licensing and consulting of approximately $200,000.

As a result of the above, the Company recorded total asset impairments and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999.

(4) DISCONTINUED OPERATIONS

During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of prospective pay or major revisions to the United States interim payment system now in effect. During the fourth quarter ended December 31, 1998, the Company determined that an acceptable reimbursement system will not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the years ended December 31, 1998 and 1997 have been reclassified to discontinued operations. The Company recorded losses from home health operations, net of tax, of $1.2 million and $155,000 for the years ended December 31, 1998 and 1997, respectively. Additionally, during the fourth quarter ended December 31, 1998, the Company recognized an after tax charge of $902,000, or $0.06 per share, related primarily to the impairment of unamortized costs in excess of net assets acquired in home health care agency acquisitions.


(5) ACQUISITION

On July 14, 1998, the Company acquired privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and with Robert G. Roskamp, FGI's Chairman. The acquisition resulted in the ownership of three continuing care retirement communities ("CCRCs") and the management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The consideration paid at closing was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million to enter into two of the management contracts. The transaction was accounted for as a purchase and the consolidated financial statements include the operations of the acquired entities effective July 1, 1998. The transaction resulted in costs in excess of net assets acquired of approximately $35.9 million. During 1999, the Company paid an additional $1.7 million to the former owners of FGI under a contingent arrangement within the 1998 acquisition agreement. Such amount was recorded as additional costs in excess of net assets acquired.

The following unaudited condensed consolidated pro forma results of continuing operations assumes the above referenced acquisition had been consummated as of the beginning of the periods presented. The 1997 data is before extraordinary item and also includes the pro forma tax adjustment and pro forma shares outstanding as described in Note 1.

                                       Years ended December 31,
                                          1998        1997
                                       --------      --------
Total revenues                         $159,801      $127,150
Income from continuing operations
  before extraordinary item
  and cumulative effect of change
  in accounting principle              $  6,873      $  3,864
Diluted earnings per share             $   0.47      $   0.32
Weighted average diluted shares          14,747        12,045

(6)  NOTES RECEIVABLE

The Company finances the cost of certain retirement communities owned by others that are being developed, leased or managed by the Company. The notes receivable generally earn interest at variable rates based on 200 basis points in excess of the 30 day LIBOR rate, which is recalculated monthly. Interest and principal are due monthly based on a 25 year amortization. The notes receivable mature from March 2005 through December 2005 and are secured by the related retirement communities. As discussed in Note 3, the Company wrote off $1.5 million with a corresponding charge to earnings for notes receivable that will not be collected due to the default by the Company under certain construction agency agreements. No other notes receivable were impaired at December 31, 1999 or 1998.

(7)  LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                                         1999          1998
                                                       --------      --------
Land and improvements                                  $ 44,887      $ 43,603
Land leased to others                                    17,022        16,845
Land held for development                                 9,762         2,424
Buildings and improvements                              351,529       317,435
Furniture, fixtures, and equipment                       25,740        21,518
Leasehold improvements                                    3,091           515
                                                       --------      --------
                                                        452,031       402,340
Less accumulated depreciation and amortization           39,752        27,625
                                                       --------      --------
                                                        412,279       374,715
Construction in progress                                 19,281        13,689
                                                       --------      --------
Total                                                  $431,560      $388,404
                                                       ========      ========

The Company capitalized $2.1 million, $1.5 million and $554,000 of interest costs during 1999, 1998 and 1997, respectively.

Depreciation expense was $12.1 million, $9.1 million, and $6.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(8) OTHER ASSETS

Other assets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                 1999         1998
                                                               -------      -------
Security deposits                                              $ 6,957      $ 6,306
Purchase options                                                21,126       11,600
Costs of acquiring lifecare contracts, net                       3,326        3,466
Deferred lifecare fee receivable                                 4,002        3,467
Deferred financing costs, net of accumulated amortization        5,961        3,736
Investments in joint ventures                                    1,141        3,946
Property held for sale                                           2,900        3,064
Other                                                            3,638        2,836
                                                               -------      -------
Total                                                          $49,051      $38,421
                                                               =======      =======

(9)  LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

                                                    1999         1998
                                                    ----         ----
Lexington-Fayette Urban County Government
Residential Facilities Revenue Bonds
refinanced May 1, 1987, collateralized by
mortgage liens on certain property and
equipment. The refinancing bond issue is
remarketed to set the coupon rate on April 1
of each year (4.2% for the year ended March
31, 2000) until the bonds mature on April 1,
2015. Interest is due semi-annually on April
1 and October 1.                                   $ 8,010      $ 8,010

Mortgage note payable bearing interest at a
fixed rate of 8.2%. Interest is due monthly
with principal and unpaid interest due at
maturity on December 31, 2002. The loan is
secured by certain land, buildings,
equipment, and assignment of rents and
leases.                                             62,330       62,330

Mortgage note payable bearing interest at a
fixed rate of 8.2%. Interest is due monthly
with principal payments of $20,000 per month
with remaining principal and unpaid interest
due at maturity on December 31, 2001. The
loan is secured by certain land, buildings,
equipment, and assignment of rents and
leases.                                             14,300       14,540

Mortgage note payable bearing interest at a
fixed rate of 9.25%. Principal and interest
of $49,467 due monthly through April 1, 2028
The loan is secured by certain land,
buildings, equipment, and assignment of rents
and leases.                                          5,946        5,987

Mortgage note payable bearing interest at a
floating rate equal to two hundred
seventy-five basis points in excess of the
ninety- day LIBOR rate recalculated on the
third monthly payment date (8.26% at December
31, 1999). Principal and interest of $26,700
is due monthly with remaining principal and
unpaid interest due on May 9, 2002. The note
is secured by certain land, buildings,
equipment, and assignment of rents and
leases.                                              3,377        3,430

Mortgage note payable bearing interest at a
fixed rate of 9.95%. Interest is due monthly
with principal due at maturity on May 31,
2007. The loan is secured by certain land,
buildings, equipment, and assignment of rents
and leases.                                          4,700        4,700


Mortgage note payable bearing interest at a
fixed rate of 6.87%. Principal and interest
of $262,747 is due monthly with remaining
principal and unpaid interest due on July 31,
2008. The note is secured by certain land,
buildings, equipment, and assignment of rents
and leases.                                        35,544      35,892

Revolving line of credit in the amount of
$50.0 million bearing interest at the rate of
LIBOR plus one hundred seventy-five basis
points (8.25% at December 31, 1999). Interest
only is paid monthly and the loan matures on
December 31, 2002.                                 47,659      15,000

Mortgage note payable bearing interest at a
fixed rate of 8.00%.                                   --       8,365

Mortgage note payable bearing interest at a
fixed rate of 8.65%.                                   --       1,638

Revolving line of credit in the amount of
$100.0 million bearing interest at the rate
of LIBOR plus two hundred twenty-five to two
hundred thirty-five basis points (7.86% at
December 31, 1999). Interest only is paid
monthly and the loan matures on May 1, 2002
The note is secured by certain land,
buildings, equipment, and assignment of rents
and leases.                                        64,390          --

Mortgage note payable bearing interest at a
fixed rate of 8.50%. Principal and interest
of $144,956 is due monthly with remaining
principal and unpaid interest due on December
10, 2024. The note is secured by certain
land, buildings, equipment, and assignment of
rents and leases.                                  18,000          --

Line of credit in the amount of $6.0 million
bearing interest at a floating rate per annum
equal to two hundred twenty-five basis points
in excess of LIBOR (7.71% at December 31,
1999). Interest is due monthly with remaining
principal and unpaid interest due on June 30,
2000. The note is unsecured.                        4,653          --

Secured term loan in the amount of $4.5
million bearing interest at a floating rate
equal to two hundred twenty-five basis points
in excess of LIBOR (7.71% at December 31,
1999). Interest is due monthly with remaining
principal and unpaid interest due on June 30,
2000. The note is secured by certain land.          2,000          --

Mortgage note payable bearing interest at a
floating rate equal to two hundred
twenty-five basis points in excess of the
LIBOR rate recalculated each month (8.73% at
December 31, 1999). Interest is due monthly
with principal due at maturity on December 2,
2002. The loan is secured by certain land and
buildings.                                          6,750            --

Construction note payable bearing interest at
a floating rate equal to two hundred basis
points in excess of the LIBOR rate (7.83% at
December 31, 1999). Interest only through May
10, 2000. Thereafter, an interest and
principal amount to be determined will be
payable monthly with remaining principal due
at maturity on May 21, 2004. The loan is
secured by certain land and buildings.              5,919            --

Mortgage note payable bearing interest at a
floating rate equal to 250 basis points in
excess of the 30 day LIBOR rate (8.48% at
December 31, 1999). Interest is due monthly
with remaining principal and unpaid interest
due May 29, 2005. The note is secured by
certain land, buildings, equipment, and
assignment of rents and leases.                     6,498            --

Construction note payable bearing interest at
a floating rate equal to 250 basis points in
excess of the 30 day LIBOR rate (8.09% at
December 31, 1999). Interest is due monthly
with remaining principal and unpaid interest
due March 4, 2006. The note is secured by
certain land, buildings, equipment, and
assignment of rents and leases.                     5,494            --

Convertible debentures bearing interest at a
fixed rate of 5.75%. Interest is due
semi-annually on April 1 and October 1
through October 1, 2002, at which time all
principle is due.                                 137,980       137,980

Other long-term debt, generally payable monthly     2,438         2,795
                                                 --------      --------
Total long-term debt                              435,988       300,667
     Less current portion of long-term debt        10,173         1,426
                                                 --------      --------
Long-term debt, excluding current portion        $425,815      $299,241
                                                 ========      ========

The aggregate scheduled maturities of long-term debt at December 31, 1999 were as follows (in thousands):

           2000                                   $    10,173
           2001                                         1,294
           2002                                       336,940
           2003                                         1,005
           2004                                         6,021
           Thereafter                                  80,555
                                                   ----------
                                                   $  435,988
                                                   ==========

During 1997, the Company issued $138.0 million of 5-3/4% fixed rate convertible subordinated debentures due October 2002 in a public offering. The debentures are non-callable for three years and are convertible at any time by the holders into shares of the Company's common stock at a conversion price of $24.00 per share. The Company received proceeds of $134.2 million, net of offering costs, from the issuance of the debentures. The offering costs were capitalized as deferred financing costs and are being amortized using the straight-line method over the term of the debentures. During 1998, debentures totaling $20,000 were converted into 832 shares of common stock.

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

(10) REFUNDABLE ENTRANCE FEES AND DEFERRED LIFE ESTATE INCOME

Under certain of the Company's residency and health care agreements for its lifecare communities acquired pursuant to the FGI transaction, residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by such land, buildings and equipment. As of December 31, 1999, the remaining obligation under the Master Trust Agreements is $50.1 million and is payable monthly based on a 40-year amortization of each residents' balance. The current installment due in 2000, and annually for the subsequent five-year period, is approximately $2.0 million. The annual obligation is reduced as individual residency agreements terminate.

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

The obligation to the Master Trust is classified as follows at December 31, 1999 and 1998, respectively.

                                                          Other Residency
                                             Master Trust    Agreements         Total
                                             ------------    ----------        -------
At December 31, 1999:
Other current liabilities                      $ 1,980         $  --           $ 1,980
Refundable portion of life estate fees          18,792          24,594          43,386
Deferred life estate income                     29,359          22,247          51,606
                                               -------         -------         -------
                                               $50,131         $46,841         $96,972
                                               =======         =======         =======
At December 31, 1998:
Other current liabilities                      $ 1,479         $  --           $ 1,479
Refundable portion of life estate fees          24,307          24,498          48,805
Deferred life estate income                     25,641          18,074          43,715
                                               -------         -------         -------
                                               $51,427         $42,572         $93,999
                                               =======         =======         =======


(11)  PARTNERS'/SHAREHOLDERS' EQUITY

In connection with a 1995 roll-up transaction, the shareholders of a predecessor corporation and the partners in various partnerships exchanged their common stock or partnership interests for limited partnership interests in ARCLP. Additionally, holders of $10.0 million of notes payable from an affiliated limited partnership exchanged these notes for special redeemable preferred limited partnership interests in ARCLP. Such preferred interests were entitled to a cumulative 15% preferred distribution. The preferred interests were redeemable, in whole or in part, at the option of ARCLP. During 1996, ARCLP redeemed $4.8 million of the preferred limited interests, and on December 4, 1996, ARCLP approved the redemption of the remaining $5.2 million. Accordingly, the $5.2 million was removed from equity and recorded as redemption payable at December 31, 1996. It was redeemed in January 1997. ARCLP distributed $2.5 million to the partners in 1997. ARCLP was reorganized concurrent with the IPO.

On August 4, 1998, the Company completed a public offering of 4,500,000 shares of common stock, of which 4,297,500 were sold by the Company and 202,500 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $64.8 million, net of underwriting and issuance costs.

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 1999, no preferred shares had been issued.

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

The Company has recently announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. The purchases are anticipated to be made primarily in the open market over the next year. The timing and actual number of shares purchased will depend on future market conditions.

Additionally, the Company has announced that its board of directors has authorized the repurchase from time to time of its 5-3/4% convertible debentures. Purchases, up to $30 million in market value, may be made in the open market or privately negotiated transactions. The timing and amount will depend upon prevailing market conditions, alternative uses of capital and other factors. The program is expected to be completed during 2000.

(12)  STOCK-BASED COMPENSATION

Stock Option Plan

In 1997, the Company adopted a stock incentive plan (the "1997 Plan") providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, 2,542,850 shares of common stock have been reserved and are available for issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options generally expire ten years from the date of grant and vest over a three-year period. The option exercise price is generally not less than the fair market value of a share of common stock on the date the option is granted.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 1998 and 1997, respectively, is presented below (shares in thousands):

                                                       Average
                                                       Exercise
     Options                              Shares         Price
---------------------------------------------------------------
Granted                                     801          $15.51
Forfeited                                   (21)          14.00
---------------------------------------------------------------
Outstanding at December 31, 1997            780          $15.55
---------------------------------------------------------------
Granted                                     963          $16.93
Exercised                                   (13)          14.00
Forfeited                                  (240)          19.20
---------------------------------------------------------------
Outstanding at December 31, 1998          1,490          $15.86
---------------------------------------------------------------
Granted                                   1,018          $11.53
Exercised                                    (5)          14.00
Forfeited                                  (135)          16.47
---------------------------------------------------------------
Outstanding at December 31, 1999          2,368          $13.97
---------------------------------------------------------------


The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                      Weighted
                                       Average        Weighted
                                      Remaining      Average
     Range of          Number        Contractual      Exercise
 Exercise Prices     Outstanding     Life (Years)      Price
--------------------------------------------------------------
$ 5.000-13.188           458             9.81         $   5.29
$14.000-14.000           496             7.42         $  14.00
$15.125-16.875           992             8.82         $  16.00
$17.375-23.000           422             8.93         $  18.51
--------------------------------------------------------------
$ 5.000-23.000         2,368             8.74         $  13.97
--------------------------------------------------------------

There were 623,000 options exercisable at an average exercise price of $15.35 as of December 31, 1999.

As discussed in Note 2, the Company accounts for stock-based employee compensation in accordance with APB No. 25 and related interpretations as permitted by SFAS No. 123. Accordingly, no compensation expense has been recognized for its stock option awards because the option grants are generally for a fixed number of shares with an exercise price generally equal to the fair value of the shares at the date of grant. In accordance with SFAS No. 123, pro forma information regarding net income (loss) and earnings (loss) per share has been determined by the Company using the "Black-Scholes" option pricing model with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively: 5.53%, 4.55% and 6.35% risk-free interest rate, 0% dividend yield, 76.4%, 39.7% and 26.7% volatility rate, and an expected life of the options equal to the remaining vesting period.

The weighted average fair value of options granted during 1999, 1998 and 1997 was $6.08, $5.38, and $7.25, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share amounts, 1997 earnings per share amounts are based upon pro forma shares outstanding - see Note 1):


                                                   1999                       1998                           1997
                                         ----------------------     -----------------------       ----------------------
                                                       SFAS 123                     SFAS 123                    SFAS 123
                                         As Reported  Pro Forma     As Reported    Pro Forma      As Reported  Pro Forma
                                         -----------  ---------     -----------    ---------      -----------  ---------
Net income (loss)                         $   2,052   ($ 419)       $   6,900     $   5,559         ($4,800)   ($5,450)
Basic earnings (loss) per share           $    0.12   ($0.02)       $    0.49     $    0.40         ($ 0.45)   ($ 0.52)
Diluted earnings (loss) per share         $    0.12   ($0.02)       $    0.49     $    0.39         ($ 0.45)   ($ 0.52)

Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan ("ESPP") pursuant to which an aggregate of 197,576 shares remain authorized and available for issuance to employees at December 31, 1999. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an "Option Period") to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the "Exercise Date"), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code (Code). During 1999, 1998 and 1997, respectively, 21,624, 16,190 and 14,610 shares were issued pursuant to the ESPP at an average purchase price of $9.34, $14.52 and $15.30 per share, respectively.

(13)  RETIREMENT PLANS

401 (k) Plan

Employees of the Company participate in a savings plan (the "401(k) Plan") which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. Additional contributions may be made by the Company at its discretion, which contributions vest ratably over a five-year period. The Company contributed $115,000, $521,000, and $269,000, for 1999, 1998, and 1997
respectively.

Section 162 Plan

The Company maintains a non-qualified deferred compensation plan (the "162 Plan") which allows employees who are "highly compensated" under IRS guidelines to make after-tax contributions to an investment account established in such employees' name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company's creditors. Approximately 52 employees are eligible to participate in the 162 Plan. The Company contributed approximately $191,000, and $96,000, to the 162 Plan in 1998 and 1997, respectively. No contributions were made to the 162 Plan in 1999.

(14) INCOME TAXES

Prior to the IPO, taxes on the Predecessor's income were the responsibility of the individual partners. Pursuant to the reorganization, all assets of ARCLP were transferred to the Company. Therefore, all income generated subsequent to the IPO is subject to Federal and state income taxes. Income taxes for the period prior to the IPO relate only to the income of a taxable entity within the Predecessor.

Total income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 were attributable to the following (in thousands):

                                                     Years Ended December 31,
                                              -------------------------------------
                                                1999           1998            1997
                                              -------        -------         -------
     Income from continuing operations        $ 1,257        $ 5,652         $ 4,435
     Loss from home health operations            --             (762)            (95)
     Write-off of home health assets             --             (553)           --
     Extraordinary item                          --             --            (3,883)
     Cumulative effect of change in
     accounting principle                        --             (186)           --
                                              -------        -------         -------
     Total income taxes                       $ 1,257        $ 4,151         $   457
                                              =======        =======         =======

The income tax expense (benefit), attributable to income from continuing operations before extraordinary item and cumulative effect of change in accounting principle consists of the following (in thousands):

                                         Years Ended December 31,
                                 ---------------------------------------
                                    1999           1998           1997
                                 --------        -------         -------
     U.S. Federal
        Current                   $ 1,375         $ 1,138         $  --
        Deferred                      (28)          3,925           3,819
                                  -------         -------         -------
           Total U.S. Federal       1,347           5,063           3,819
                                  -------         -------         -------

     State:
        Current                        89             591             178
        Deferred                     (179)             (2)            438
                                  -------         -------         -------
           Total State                (90)            589             616
                                  -------         -------         -------
     Total                        $ 1,257         $ 5,652         $ 4,435
                                  =======         =======         =======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                                           1999             1998
                                                                         --------         --------
   Deferred tax assets:
   Federal and state operating loss carryforwards                        $  3,734         $  2,636
   AMT credit carryforward                                                  2,000              499
   Charitable contributions carryforward                                    6,653            6,653
   Deferred gains on sale/leaseback transactions                            1,183            1,574
   Accrued expenses not deductible for tax                                    932              392
   Intangible assets                                                          549              519
   Asset impairment charges and contractual losses on development           3,387             --
   Other                                                                      295              926
                                                                         --------         --------
        Total gross deferred tax assets                                    18,733           13,199
        Less valuation allowance                                           (7,554)          (6,653)
                                                                         --------         --------
        Total deferred tax assets, net of valuation allowance              11,179            6,546

   Deferred tax liabilities:
   Buildings and equipment                                                 23,207           20,617
   Deferred life estate revenue                                             1,016              800
   Other                                                                    1,434              180
                                                                         --------         --------
        Total gross deferred tax liabilities                               25,657           21,597
                                                                         --------         --------
        Net deferred tax liability                                       ($14,478)        ($15,051)
                                                                         ========         ========

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes on income from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle:

                                                             1999            1998        1997
                                                             -----          ------      -----
   Statutory tax rate                                          35%             35%         34%
   Income attributable to non-taxable entities                --             --            (9%)
   Federal tax charge for conversion to taxable
     entities                                                 --             --            47%
   Difference in book and tax goodwill amortization
     expense                                                    4%           --            (4%)
   State income taxes, net of Federal benefit                 (1.8%)          2.5%          7%
   Change in beginning of the year valuation allowance        --             --            (6%)
   Non-deductible expenses and other items                    0.8%            0.2%          3%
                                                              ---            ----          --
        Total                                                  38%           37.7%         72%
                                                              ===            ====          ==


At December 31, 1999, the Company had unused federal net operating loss (NOL) carryforwards of approximately $7.1 million for regular tax purposes, which expire beginning in 2011. The Company has no NOL carryforwards for alternative minimum tax purposes. As of December 31, 1999 the Company had alternative minimum tax credit carryforwards of approximately $2.0 million. The Company also had an unused charitable contribution carryforward of approximately $19 million, which carried over from the acquisition of FGI. The charitable contribution carryover expires in 2002.

As of December 31, 1999, the Company carried a valuation allowance against deferred tax assets in the amount of $ 7.6 million. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $900,000. The increase in the valuation allowance during 1999 related to state net operating loss carryovers generated in 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the period in which the Company can utilize the charitable contribution carryforward, management believes that it is more likely than not that the tax benefit of the charitable contribution carryforward will not be fully realized prior to its expiration in 2002. Therefore, management has determined that a valuation allowance in the amount of $6.7 million should be applied against the charitable contribution carryforward. At such time as it becomes more likely than not that the benefit of the charitable contribution carryforward acquired will be realized, the cost in excess of net assets acquired in the 1998 FGI acquisition will be reduced by an amount equal to the related tax benefit. Furthermore, management has determined that a valuation allowance in the amount of $900,000 should be applied against certain state net operating loss carryovers. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(15) COMMITMENTS AND CONTINGENCIES

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

The Company is self-insured for workers' compensation claims with excess loss coverage of $250,000 per individual claim and $2.7 million for aggregate claims. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued $843,000 to cover open claims not yet settled and incurred but not reported claims as of December 31, 1999. Management is of the opinion that such amounts are adequate to cover any such claims.

At December 31, 1999, the Company had entered into operating leases for nine of its senior living communities and its corporate offices. The remaining lease terms vary from two to 18 years. Certain of the leases provide for renewal and purchase options. Lease expense was $13.0 million, $9.1 million and $3.4 million for 1999, 1998, and 1997, respectively.

Future minimum lease payments under operating leases as of December 31, 1999 were as follows (in thousands):

            2000               $ 14,183
            2001                 14,189
            2002                 13,737
            2003                 11,334
            2004                 10,131
            Thereafter          109,875
                               --------
                               $173,449
                               ========

The Company maintains a $100.0 million revolving credit facility and a $4.0 million secured line of credit which are available for general use. The Company has also secured a $50.0 million line of credit for the construction and/or expansion of senior living communities. As of December 31, 1999, $64.4 million was outstanding under the $100.0 million revolving facility and approximately $3.7 million of the $4.0 million line had been used to obtain letters of credit. The Company has committed $23.3 million of the $50.0 million line of credit for use in synthetic leases for two assisted living communities being developed by the Company. No amounts were outstanding under the $50.0 million line at December 31, 1999.

Additionally, during the year ended December 31, 1999, the Company received a commitment from a REIT for a $50.0 million credit facility that is available for the development and acquisition of senior living communities.

In 1999, the Company entered into an interest rate swap agreement as a hedge against certain debt liabilities in order to manage interest rate risk. As of December 31, 1999, the Company had an interest rate swap agreement in effect with a notional amount of $35.6 million with an approximate market value of $1.5 million. Under the terms of the swap agreement, the Company receives a fixed rate interest payment based on a fixed interest rate of 6.87% and pays a floating rate based upon a foreign currency index with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. The swap agreement matures July 1, 2008.

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

In connection with the execution of management contracts pursuant to the FGI transaction, the Company assumed a debt guaranty on the mortgage debt of one of the managed communities. At December 31, 1999, $19.1 million was outstanding under the debt agreement.

The Company finances the costs of certain senior living communities owned by others which are being developed, leased or managed by the Company. The Company is obligated to and anticipates providing approximately $52.2 million of additional financing for these communities.

The Company is currently providing development services for senior living communities owned by others. Under the terms of the development agreements, the Company receives a fixed fee of approximately 3.75% to 5% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $5.9 million and $7.6 million of development fee revenue during 1999 and 1998, respectively. Failure to perform under the development agreements may require the Company to acquire the senior living communities. The Company owns the land upon which 13 of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into management agreements with the SPEs to manage the operations of the leased senior living communities. The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. During 1999 the Company funded operating deficits of $374,000. The Company is required to pledge to the lessors certificates of deposit as collateral to support the lessor's equity contribution commitment. At December 31, 1999, the Company has pledged certificates of deposit in the aggregate of $29.9 million which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit. The management agreements also provide the Company with a right of first refusal to assume the SPEs' interest in the leases at a formula price. During 1999, the Company did not assume any of the SPEs' lease interests.

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community's license or closure of a community. Except as noted below, management believes the Company was in compliance with such federal and state regulations at December 31, 1999.

The Arizona Department of Insurance has notified the owner of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community. The Company and the owner of the community are currently considering a number of courses of action with respect to this net worth requirement, and are engaged in discussions with the Arizona Department of Insurance. While the Company and owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

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

(16) RELATED PARTY TRANSACTIONS

The Company has agreed to develop ten assisted living residences for an unaffiliated third-party. Following the completion of construction, the residences are leased to affiliates of John Morris, a director of the Company. As of December 31, 1999, four of the residences were operational and six were under construction. The Company has agreed to manage such residences pursuant to management agreements that provide for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and require the Company to fund operating losses above a specified amount. The Company has agreements with similar terms with unaffiliated parties. During 1999, the Company did not make any payments for operating losses and recognized $114,000 of management fees pursuant to the management agreements.

As part of the FGI Transaction, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Peoria, Arizona. Mr. Roskamp, a director of the Company, is a director of a charitable foundation that owns an interest in the community. Pursuant to the management agreement, the Company will receive a management fee equal to all revenue from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owners. The Company recognized $1.5 million and $1.2 million of management fees in 1999 and 1998, respectively, pursuant to this agreement.

The Company also entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Seminole, Florida. In connection with the management agreement, the Company paid a $1.2 million fee to the owner of the community, which is a general partnership in which Mr. Roskamp owns a 98.0% interest, and assumed FGI's existing guaranty of approximately $19.1 million of the mortgage debt associated with the community. Pursuant to the management agreement, the Company will receive a management fee equal to all revenue from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owner. As part of the FGI transaction, the Company also acquired an option to purchase the community upon the occurrence of certain events (including the expiration of the agreement) for a formula purchase price. The Company recognized $368,000 and $1.7 million of management fees in 1999 and 1998, respectively, pursuant to this agreement.

The Company also entered into a three-year management agreement for a senior living community located in Glenmore, Pennsylvania, that is owned by a partnership in which Mr. Roskamp owns a 70.0% interest.

Pursuant to the management agreement, the Company will receive a management fee equal to 5.0% of the gross revenues of the community. The Company paid a non-refundable deposit of $2.0 million to acquire an option to purchase the community for a purchase price of $14.0 million, plus the assumption of certain specified liabilities. The Company's deposit will be credited against the purchase price if the Company exercises its purchase option. The Company also assumed FGI's remaining development obligations relating to the community. In return for its development services and costs associated therewith, the Company received a fee of $200,000 in 1998. Additionally, the Company recognized $383,000 and $82,000 in management fees in 1999 and 1998, respectively, pursuant to this agreement.

Pursuant to the FGI Transaction, the Company also entered into an agreement to provide development services related to the development and construction of a proposed senior living community in Sarasota, Florida that is currently in the development and planning phase. The community is owned by a limited liability company in which Mr. Roskamp owns a 57.5% interest. In return for its development services and costs associated therewith, the Company will receive a development fee of $2.1 million. The Company will manage the community following its completion pursuant to a five-year management agreement that provides for a management fee equal to 5.0% of the gross revenues of the community. In consideration of the Company's payment of a $2.0 million fully-refundable deposit, the Company acquired an option to purchase the community for a price to be negotiated. The Company will receive a credit against the purchase price in the amount of its deposit if the purchase option is exercised. The Company recognized $900,000 and $450,000 of development fees in 1999 and 1998, respectively, from the agreement.

In connection with the FGI Transaction, Mr. Roskamp entered into a three-year consulting agreement with the Company that provides for annual payments of $150,000 to Mr. Roskamp. In addition, pursuant to a shareholder's agreement entered into by the Company and Mr. Roskamp, the Company caused Mr. Roskamp to be elected to the Board of Directors of the Company and its Executive Committee and has agreed to use its best efforts to cause Mr. Roskamp, or a designee of Mr. Roskamp, to be recommended to the Company's shareholders for election as a director at each annual meeting of the Company's shareholders at which Mr. Roskamp stands for election for so long as Mr. Roskamp, or permitted transferees, owns greater than 411,000 shares of the Company's common stock and the shares of common stock owned by Mr. Roskamp and his affiliates constitute 1% or more of the Company's outstanding common stock.

In October 1999, the Company secured a management contract for an up-scale private pay skilled nursing center with 128 beds in Phoenix, Arizona. The health center will be operated under the name "Freedom Plaza Health Center," and is fifty percent (50%) owned by the Company's chief executive officer, W.E. Sheriff. The health center and is located adjacent to Freedom Plaza and Plaza Del Rio Health Center, both currently managed by the Company. The Company has an option to purchase the Freedom Plaza Health Center at a formula price beginning in 2009. The Company recognized $200,000 of management fees in 1999 pursuant to this agreement.

(17)  QUARTERLY DATA (UNAUDITED)

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

                                                            1999 Quarter Ended                     1998 Quarter Ended
                                                            ------------------                     ------------------
                                                Dec 31     Sept 30   June 30   Mar 31     Dec 31    Sept 30   June 30      Mar 31
                                                ------     -------   -------   ------     ------    -------   -------      ------
                                                               (dollar amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                 $ 42,860   $ 44,362  $ 44,453   $ 43,595  $ 44,172   $ 41,325   $ 29,820    $ 27,040
Income (loss) from continuing
  operations before cumulative effect of
  change in accounting principle                 (6,853)     2,079     3,431      3,394     2,816      2,601      2,230       1,703
Net income (loss)                                (6,853)     2,079     3,431      3,394     1,797      2,311      1,638       1,155
EARNINGS PER SHARE:
Basic                                            ($0.40)  $   0.12  $   0.20   $   0.20  $   0.11   $   0.15   $   0.14    $   0.10
Weighted average basic shares outstanding        17,138     17,138    17,122     17,118    17,109     15,603     11,422      11,421
Diluted                                          ($0.40)  $   0.12  $   0.20   $   0.20  $   0.10   $   0.15   $   0.14    $   0.10
Weighted average diluted shares outstanding      17,138     17,138    17,161     17,177    17,149     15,695     11,587      11,633


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 10, 2000 to be filed with the Securities and Exchange Commission (the "SEC"). Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 10, 2000 to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 10, 2000 to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 10, 2000 to be filed with the SEC.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14. (a) (1) Financial Statements:  See Item 8

             (2) Financial Statement Schedules:  See Item 8

             (3) Exhibits required by item 601 of Regulation S-K are as follows:


Exhibit
Number            Description
------            -----------

2.1 Limited Partnership Agreement of American Retirement Communities, L.P. dated February 7, 1995, as amended April 1, 1995.(1)

2.2 Articles of Share Exchange between American Retirement Communities, L.P., and American Retirement Corporation, dated March 31, 1995.(1)

2.3         Reorganization Agreement, dated February 28, 1997.(1)

2.4 Agreement and Plan of Merger, dated as of May 29, 1998, by and among American Retirement Corporation, Freedom Group, Inc., and the shareholders of Freedom Group, Inc.(2)

2.5 Supplemental Agreement, dated July 14, 1998, among American Retirement Corporation, Freedom Group, Inc., Robert G. Roskamp, PHC, L.L.C., and The Edgar and Elsa Prince Foundation(3)

2.6 Amendment to Agreement and Plan of Merger, dated October 12, 1998, by and among American Retirement Corporation and each of the former shareholders of Freedom Group, Inc. (3)

3.1         Charter of the Registrant(1)

3.2         Articles of Amendment to the Charter of the Registrant(3)

3.3         Articles of Amendment to the Charter of the Registrant, dated May
            12, 1999

3.4         Bylaws of the Registrant, as amended(3)

4.1         Specimen Common Stock certificate(1)

4.2         Article 8 of the Registrant's Charter (included in Exhibit 3.1)

4.3 Form of Indenture between the Company and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 5-3/4 % Convertible Subordinated Debentures due 2002 of the Company.(4)

4.4 Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company.(5)

10.1 American Retirement Corporation 1997 Stock Incentive Plan, as amended(6)

10.2        American Retirement Corporation Employee Stock Purchase Plan(1)

10.3        First Amendment to Employee Stock Purchase Plan(8)

10.4        American Retirement Corporation 401(k) Retirement Plan(1)

10.5        Officers' Incentive Compensation Plan(1)

10.6        Registration Rights Policy(1)

10.7 Registration Rights Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp, PHC, LLC, and the Edgar and Elsa Prince Foundation(7)

10.8 Shareholder Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp(7)

10.9 Consulting Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp(7)

10.10 Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P.(4)

10.11 Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership(4)

10.12 Amended and Restated Loan Agreement, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)

10.13 Amended and Restated Promissory Note, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)

10.14 Assumption, Consent and Loan Modification Agreement, dated February 9, 1995, by and among Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)

10.15 Loan Agreement, dated October 31, 1995, by and between American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)

10.16 Amended and Restated Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)

10.17 Revolving Credit Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)

10.18 Standby Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina(1)

10.19 Reimbursement Agreement, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina(1)

10.20 Letter of Intent, dated April 3, 1997, by National Health Investors, Inc. to American Retirement Corporation(1)

10.21 Master Loan Agreement, dated December 23, 1996 between First American National Bank and American Retirement Communities, L.P.(1)

10.22 Letter of Intent, dated February 24, 1997, by National Health Investors, Inc. to American Retirement Corporation(1)

10.23 Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc. as Lessee(8)

10.24 Loan Agreement, dated as of December 31, 1997, between General Electric Capital Corporation and Fort Austin Limited Partnership(8)

10.25 Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $62,330,000(8)

10.26 Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $50,000,000(8)

10.27 Fixed Rate Program Promissory Note Secured by Mortgage, dated July 9, 1998, by ARCLP-Charlotte, LLC to Heller Financial, Inc. in the original principal amount of $36,000,000(7)

10.28 Financing and Security Agreement, dated June 8, 1999, by and among ARC Capital Corporation II and Bank United, as Agent(9)

10.29 Loan Commitment, dated July 30, 1999, among American Retirement Corporation and Guaranty Federal Bank, F.S.B. (9)

10.30 Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation(9)

10.31 Amended and Restated Financing and Security Agreement, dated February 11, 2000, by and among ARC Capital Corporation II and Bank United, as Agent

21          Subsidiaries of the Registrant

23          Consent of KPMG LLP

27          Financial Data Schedule for the year ended December 31, 1999 (For
            SEC use only)

--------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-23197).

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34339).

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1998.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-94747)

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.



(b)   Reports on Form 8-K filed during the quarter ended December 31, 1999:

      None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN RETIREMENT CORPORATION

                                            By: /s/ W.E. Sheriff
                                                -------------------------------
                                                W.E. Sheriff
                                                Chairman and Chief Executive
                                                Officer

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                             TITLE                              DATE
   ---------                             -----                              ----
  /s/ W.E. Sheriff                  Chairman and                            March 30, 2000
----------------------------        Chief Executive Officer
   W.E. Sheriff                     (Principal Executive Officer)


   /s/ George T. Hicks               Executive Vice President - Finance,    March 30, 2000
----------------------------         Chief Financial Officer (Principal
   George T. Hicks                   Financial and Accounting Officer)


   /s/ H. Lee Barfield II            Director                               March 30, 2000
----------------------------
   H. Lee Barfield II

   /s/ Frank M. Bumstead             Director                               March 30, 2000
----------------------------
   Frank M. Bumstead

   /s/ Christopher Coates            Director                               March 30, 2000
----------------------------
   Christopher J. Coates

  /s/ Robin G. Costa                 Director                               March 30, 2000
----------------------------
   Robin G. Costa

   /s/ Clarence Edmonds              Director                               March 30, 2000
----------------------------
   Clarence Edmonds

   /s/ John A. Morris, Jr., M.D     . Director                              March 30, 2000
----------------------------
   John A. Morris, Jr., M.D.

   /s/ Daniel K. O'Connell           Director                               March 30, 2000
----------------------------
   Daniel K. O'Connell

   /s/ Robert G. Roskamp             Director                               March 30, 2000
----------------------------
   Robert G. Roskamp
                                     Director
----------------------------
   Nadine C. Smith

   /s/ Lawrence J. Steusser          Director                               March 30, 2000
----------------------------
      Lawrence J. Stuesser

                         American Retirement Corporation
                 Schedule II - Valuation and Qualifying Accounts

                                                          Additions
                                                ------------------------------
                                   Balance at                        Charged to                Balance at
                                  Beginning of      Charged to          other                    End of
              Description            Period     costs and expenses    accounts    Deductions    Period
---------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

   Year ended December 31, 1997       $  108          $  187                       $ (47)        $  248
                                    ======================================================================
   Year ended December 31, 1998       $  248          $  276                       $(282)        $  242
                                    ======================================================================
   Year ended December 31, 1999       $  242          $  118                       $(123)        $  237
                                    ======================================================================

Deferred Tax Valuation Account
   Year ended December 31, 1997       $  339          $ (339)      $  --           $ --          $   --
                                    ======================================================================
   Year ended December 31, 1998       $   --          $   --       $6,653(1)       $ --          $6,653
                                    ======================================================================
   Year ended December 31, 1999       $6,653          $  901       $  --           $ --          $7,554
                                    ======================================================================

Reserve for Contractual loss
   Year ended December 31, 1997       $   --          $   --       $  --           $ --          $   --
                                    ======================================================================
   Year ended December 31, 1998       $   --          $   --       $  --           $ --          $   --
                                    ======================================================================
   Year ended December 31, 1999       $   --          $6,200       $  --           $ --          $6,200
                                    ======================================================================

(1) Tax asset acquired in Freedom Group transaction for which management does not believe realization of the tax benefit is more likely than not.

                        American Retirement Corporation
                  Schedule IV - Mortgage Loans on Real Estate


                                                                                                               Principal amount
                                                                                                               of loans subject
                                                Final       Periodic                               Carrying     to delinquent
                                Interest      Maturity      Payment                 Face amount    amount of      principal
       Description                Rate          Date         Terms     Prior liens  of mortgages   mortgages(3)   or interest
-----------------------------------------------------------------------------------------------------------------------------

First mortgage loan            LIBOR+200       1-May-08       (1)       $    --       $ 4,279       $ 4,279       $    --
First mortgage loan            LIBOR+200       1-Oct-05       (1)            --         9,404         9,404            --
First mortgage loan            LIBOR+200       1-Dec-09       (1)            --        17,069        17,069            --
First mortgage loan            LIBOR+200       1-Jan-10       (1)            --        13,464        13,464            --
                                                          ---------------------------------------------------------------
                                                                             --        44,216        44,216            --
                                                          ---------------------------------------------------------------
Construction loans             LIBOR+300       1-Jul-07       (2)            --         3,406         3,406            --
Construction loans             LIBOR+300       1-Jul-07       (2)            --         3,601         3,601            --
Construction loans             LIBOR+300       1-Jul-07       (2)            --         4,022         4,022            --
Construction loans             LIBOR+300       1-Jul-07       (2)            --         4,699         4,699            --
Construction loans             LIBOR+200       1-Jan-10       (2)            --         4,714         4,714            --
Construction loans             LIBOR+200       1-Apr-07       (2)            --         4,782         4,782            --
Construction loans             LIBOR+300       1-Dec-09       (2)            --         8,567         8,567            --
Construction loans             LIBOR+200       1-Feb-10       (2)            --         7,500         7,500            --
Construction loans             LIBOR+200       1-Jan-07       (2)            --         7,202         7,202            --
Other construction loans                                                     --         4,527         4,527            --
                                                          ---------------------------------------------------------------
                                                                             --        53,020        53,020            --
                                                          ---------------------------------------------------------------
                                                                        $    --       $97,236       $97,236       $    --
                                                          ===============================================================

(1) Principal payment based upon a 25-year amortization schedule with outstanding principle due at maturity.
(2) Interest only through completion of construction. Upon completion of construction principle payments will be based upon a 25-year amortization schedule with outstanding principle due at maturity.
(3) The aggregate cost for federal income tax purposes is $97,236.

Balance at December 31, 1996                                    $     --
                                                                ========
Balance at December 31, 1997                                    $     --
                                                                ========
Additions during the period:
   New mortgage loans                              $ 19,759
Deductions during the period:
   Collections of principal                             (28)
                                                  ----------------------
Balance at December 31, 1998                                    $ 19,731
                                                                ========
   Additions during period:
      New mortgage loans                             79,028
   Deductions during period:
      Collections of principal                         (174)
      Write offs of impaired loans                   (1,349)
                                                  ----------------------
Balance at December 31, 1999                                    $ 97,236
                                                                ========


See accompanying independent auditors' report.