Form 10-Q
period 2000-03-31
AMERICAN RETIREMENT CORP
filed 2000-05-15
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the quarterly period ended March 31, 2000

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _________ to ___________


                        Commission file number 01-13031
                                               --------

                         AMERICAN RETIREMENT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Tennessee                                           62-1674303
---------------------------------                           -------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

111 Westwood Place, Suite 402, Brentwood, TN                      37027
--------------------------------------------                      -----
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

                                 Yes [X] No [ ]

As of May 12, 2000 there were 17,152,395 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 2000 and December 31, 1999 .................................3

         Condensed Consolidated Statements of
         Operations for the Three Months Ended
         March 31, 2000 and March 31, 1999 ....................................4

         Condensed Consolidated Statements of Cash
         Flows for the Three Months Ended March 31,
         2000 and March 31, 1999 ..............................................5

         Notes to Condensed Consolidated Financial Statements .................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 19

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 20

Signatures .................................................................. 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                               March 31,   December 31,
                                                                                 2000         1999
                                                                               --------    -----------
                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 23,732     $ 21,881
   Assets limited as to use                                                      15,332       15,571
   Accounts receivable, net                                                      13,943       12,746
   Advances for development projects                                              7,031        3,762
   Inventory                                                                        976          950
   Prepaid expenses                                                               1,827        1,790
   Deferred income taxes                                                            758          758
   Other current assets                                                           4,813        5,727
                                                                               --------     --------
      Total current assets                                                       68,412       63,185

Assets limited as to use, excluding amounts classified as current                58,995       60,855
Land, buildings and equipment, net                                              446,624      431,560
Notes receivable                                                                108,967       97,236
Costs in excess of net assets acquired, net                                      38,275       38,524
Other assets                                                                     49,466       49,051
                                                                               --------     --------
      Total assets                                                             $770,739     $740,411
                                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $ 10,044     $ 10,173
   Accounts payable                                                               2,258        3,723
   Accrued expenses                                                              17,877       15,820
   Other current liabilities                                                      8,683        9,879
                                                                               --------     --------
      Total current liabilities                                                  38,862       39,595

Long-term debt, excluding current portion                                       317,160      287,835
Convertible subordinated debentures                                             137,980      137,980
Refundable portion of life estate fees                                           43,583       43,386
Deferred life estate income                                                      51,579       51,606
Tenant deposits                                                                   6,936        6,913
Deferred gain on sale-leaseback transactions                                      3,054        3,168
Deferred income taxes                                                            15,660       15,236
Other long-term liabilities                                                       7,089        6,524
                                                                               --------     --------
      Total liabilities                                                         621,903      592,243

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                                    --           --
   Common stock, $.01 par value; 200,000,000 shares authorized,
     17,152,395 and 17,145,343 shares issued and outstanding, respectively          171          171
   Additional paid-in capital                                                   145,492      145,444
   Retained earnings                                                              3,173        2,553
                                                                               --------     --------
      Total shareholders' equity                                                148,836      148,168
                                                                               --------     --------
      Total liabilities and shareholders' equity                               $770,739     $740,411
                                                                               ========     ========

     See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                       2000          1999
                                                                     --------      --------
Revenues:
     Resident and health care                                        $ 45,148      $ 39,981
     Management and development services                                1,629         3,614
                                                                     --------      --------
       Total revenues                                                  46,777        43,595

Operating expenses:
     Community operating expenses                                      29,956        25,226
     Lease expense, net                                                 3,528         2,980
     General and administrative                                         4,302         3,262
     Depreciation and amortization                                      3,893         3,312
                                                                     --------      --------
       Total operating expenses                                        41,679        34,780
                                                                     --------      --------
       Operating income                                                 5,098         8,815

Other income (expense):
     Interest expense                                                  (7,894)       (4,744)
     Interest income                                                    3,553         1,449
     Other                                                                462           (52)
                                                                     --------      --------
       Other expense, net                                              (3,879)       (3,347)
                                                                     --------      --------
       Income before income taxes and extraordinary loss                1,219         5,468

Income tax expense                                                        475         2,074
                                                                     --------      --------
       Income before extraordinary loss                                   744         3,394

Extraordinary loss on extinguishment of debt, net of tax                 (124)           --
                                                                     --------      --------
       Net income                                                    $    620      $  3,394
                                                                     ========      ========

Basic earnings per share:
     Basic earnings per share before extraordinary loss              $   0.04      $   0.20
     Extraordinary loss, net of tax                                        --            --
                                                                     --------      --------
     Basic earnings per share                                        $   0.04      $   0.20
                                                                     ========      ========
Diluted earnings per share:
     Diluted earnings per share before extraordinary loss            $   0.04      $   0.20
     Extraordinary loss, net of tax                                        --            --
                                                                     --------      --------
     Diluted earnings per share                                      $   0.04      $   0.20
                                                                     ========      ========
Weighted average shares used for basic earnings per share data         17,152        17,118
Effect of dilutive common stock options                                    97            59
                                                                     --------      --------
Weighted average shares used for diluted earnings per share data       17,249        17,177
                                                                     ========      ========


     See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                              Three months ended
                                                                                   March 31,
                                                                             ----------------------
                                                                               2000          1999
                                                                             --------      --------
Cash flows from operating activities:
    Net income                                                               $    620      $  3,394
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                            3,893         3,312
       Amortization of deferred entrance fee revenue                           (1,418)       (2,050)
       Proceeds from terminated lifecare contracts                                784           425
       Deferred income taxes                                                       --         2,074
       Amortization of deferred gain on sale-leaseback transactions              (113)         (113)
       Minority owners' allocation of losses                                     (239)          (78)
       Losses from unconsolidated joint ventures                                  232           469
       Gain on sale of land                                                      (265)           --
    Changes in assets and liabilities, net of effects from acquisitions:
       Increase in accounts receivable                                           (405)         (537)
       Decrease in inventory                                                       67            59
       (Increase) decrease in prepaid expenses                                    (18)          288
       Decrease in other assets                                                 4,714         1,457
       Decrease in accounts payable                                            (2,119)       (3,400)
       Increase (decrease) in accrued expenses                                    994        (3,631)
       Increase in tenant deposits                                                  2           373
       Increase in other liabilities                                              404           916
                                                                             --------      --------
Net cash and cash equivalents provided by operating activities                  7,133         2,958

Cash flows from investing activities:
    Net additions to land, buildings and equipment                            (13,709)      (24,345)
    Expenditures for acquisitions, net of cash received                        (4,960)           --
    Expenditures for leasehold acquisitions, net                               (1,925)           --
    Reimbursements from (advances for) development projects, net               (3,269)        4,216
    Investments in joint ventures                                                (365)         (711)
    (Purchase) sale of assets limited as to use                                 2,099        (7,344)
    Issuance of notes receivable                                              (11,731)      (11,968)
    Other investing activities                                                    315        (3,150)
                                                                             --------      --------
Net cash used by investing activities                                         (33,545)      (43,302)

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt                               45,482        34,981
    Proceeds from life estate sales, net of refunds                             1,509         2,754
    Principal payments on long-term debt                                      (16,287)         (244)
    Principal reductions in master trust liability                             (1,174)       (1,210)
    Expenditures for financing costs                                           (1,315)           --
    Other financing activities                                                     48           630
                                                                             --------      --------
Net cash provided by financing activities                                      28,263        36,911
                                                                             --------      --------
    Net increase (decrease) in cash and cash equivalents                        1,851        (3,433)
Cash and cash equivalents at beginning of period                               21,881        20,400
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $ 23,732      $ 16,967
                                                                             ========      ========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $  5,757      $  7,081
                                                                             ========      ========
    Income taxes paid                                                        $     58      $    842
                                                                             ========      ========

Supplemental disclosure of non-cash transactions:
During 2000, the Company acquired a senior living community.
     In conjunction with the transaction, net assets and liabilities were assumed as follows:

                                   Current assets                            $    837      $     --
                                   Other assets                                 4,432            --
                                   Current liabilities                            288            --
                                   Debt                                            21            --



     See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. EARNINGS PER SHARE

Basic earnings per share for the three months ended March 31, 2000 and 1999 has been computed on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share includes dilutive common stock equivalents, which consist of in-the-money stock options.

The Company's 5-3/4% Convertible Debentures outstanding during the periods presented were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

                                               Three Months Ended
                                                    March 31,
                                              2000             1999
                                             ------           ------
Number of options (in thousands)              1,930              930
Weighted-average exercise price              $16.00           $16.90

3. LONG TERM DEBT

During the three months ended March 31, 2000, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 based upon certain conditions. The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus 3.75%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in March 2002, but can be extended to March 2003 based upon certain conditions.

During the three months ended March 31, 2000, the Company refinanced a term note to a bank with the proceeds mentioned above, in the amount of $14.3 million. This note had a maturity date of December 2001, with fixed interest at 8.2%. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on extinguishment of debt during the quarter.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5-3/4% Convertible Debentures. The Company issued $138.0 million of the five-year Convertible Debentures in 1997. The timing and amount of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. The program is expected to be completed during 2000.

4. ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities, it would be abandoning certain development projects and reviewing others with respect to the senior living network strategy. As a result, the Company recorded total asset impairments and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. The pretax costs of $12.5 million include $5.9 of asset write-offs, and a reserve of $6.6 million for contractual losses and other costs. The Company anticipates that the majority of these costs will be paid or settled during 2000. The Company made cash payments of $425,000 in the quarter ended March 31, 2000 related to these costs. The Company will continue to evaluate these items on an ongoing basis, in order to assess the adequacy of the remaining reserves.

5. COMMITMENTS AND CONTINGENCIES

The Company finances the costs of certain senior living communities owned by others that are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $36.5 million of additional financing for these communities.

The Company provides development services to senior living communities owned by others. Under the terms of the development agreements, the Company receives fixed fees of approximately 5.00% of the total projected construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $823,000 and $2.2 million of development fee revenue during the three month periods ended March 31, 2000 and 1999, respectively. The Company owns the land upon which 14 of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into various management agreements with the SPEs to manage the operations of the leased senior living communities. The agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. During the fourth quarter 1999, the Company recorded funding of $374,000 of operating deficits. The Company did not record operating deficits during the three months ended March 31, 2000. The Company is required to pledge certificates of deposit to the lessors as collateral to support the lessor's equity contribution commitment. At March 31, 2000, the Company has pledged certificates of deposit in the aggregate of $41.5 million which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit.

6.  ACQUISITIONS

On January 1, 2000, the Company acquired a senior living community previously managed by the Company for $5.0 million. In addition, on February 16, 2000, the Company acquired, from an SPE, a leasehold interest in an assisted living community for $1.9 million. The cost of acquiring the leasehold interest is being amortized on a straight-line basis over the remaining term of the related lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. As of March 31, 2000, the Company operated 55 senior living communities in 15 states with an aggregate capacity for approximately 13,700 residents. The Company owned 21 communities, leased ten communities pursuant to long-term leases, and managed 24 communities pursuant to management agreements. The Company is constructing or developing 11 senior living communities and expanding five of its existing communities to add aggregate estimated capacity for approximately 1,700 residents, including several joint venture projects with third parties. The Company's owned communities had a stabilized occupancy rate of 93%, its leased communities had a stabilized occupancy rate of 91%, and its managed communities had a stabilized occupancy rate of 90%. The Company defines stabilized as a community or expansion thereof that has either achieved 95% occupancy or been open at least 12 months.

The Company's strategy is to develop Senior Living Networks in major metropolitan regions. The Company has assembled a portfolio of large retirement communities which provide some or all of independent living, assisted living and skilled nursing care. Then, in the same markets, the Company has been building or acquiring free-standing assisted living or skilled nursing residences as satellites to expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels. The Company's methods to develop Senior Living Networks include: (i) selective acquisitions of senior living communities, including continuing care retirement communities and assisted living residences; (ii) additions of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

During the fourth quarter of 1999, the Company announced that, as a result of changes in the senior living industry environment, it would shift from filling out its Senior Living Networks through development of new assisted living residences to selective acquisitions of existing communities within those networks. As a result of this decision, the Company abandoned several planned and early-stage projects currently in its development pipeline and suspended all new free-standing assisted living development. The Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. During the three months ended March 31, 2000, the Company entered into negotiations to settle these contractual obligations. The Company has also been marketing certain land parcels, although no sales occurred during the quarter. The Company intends to continue these negotiations and marketing activities in the second quarter.

The Company reported net income of $620,000, or $0.04 diluted earnings per share, on revenues of $46.8 million, as compared with net income of $3.4 million, or $0.20 diluted earnings per share, on revenues of $43.6 million for the for the three months ended March 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, and (ii) management and development services revenue. The Company's resident and health care revenues are comprised of (i) monthly service fees and ancillary revenues from independent and assisted living residents representing 80.8% and 81.5% of total resident and health care revenues for the three months ended March 31, 2000 and 1999, respectively, (ii) per diem charges from residents receiving nursing care representing 17.2% and 14.3% of total resident and health care revenues for the three months ended March 31, 2000 and 1999, respectively, and (iii) the amortization of entrance fees over each resident's actuarially determined life expectancy (or building life for contingent refunds), representing 2.0% and 4.2% of total resident and health care revenues for the three months ended March 31, 2000 and 1999, respectively. Management and development services revenue represented 3.5% and 8.3% of total revenues for the three months ended March 31, 2000 and 1999, respectively. Approximately 95.5% and 95.4% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance and, to a lesser extent, Medicaid.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

The following table sets forth certain resident capacity and occupancy data for the periods indicated:

                              MARCH 31, 2000         MARCH 31, 1999
                           -------------------     -------------------
                           STABLE(1)    TOTAL      STABLE(1)    TOTAL
                           --------     ------     --------     ------
END OF PERIOD CAPACITY
Owned                        5,290       5,570       4,857       5,150
Leased                       2,555       2,555       2,300       2,368
Managed                      3,762       5,527       3,797       4,668
                            ------      ------      ------      ------
Total                       11,607      13,652      10,954      12,186
                            ======      ======      ======      ======
END OF PERIOD OCCUPANCY
Owned                           93%         90%         94%         91%
Leased                          91%         90%         92%         89%
Managed                         90%         73%         93%         87%
Total                           92%         83%         93%         89%

-------------------

(1) Includes communities or expansions thereof that have (i) achieved 95% occupancy or (ii) have been open at least 12 months.

SAME COMMUNITY RESULTS

The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. One community, at which a significant expansion was opened during 1999, has been excluded from the comparative data and will return to the Same Community group upon stabilization of the expansion.

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                 Three Months Ended
                                                       March 31,
                                                  2000         1999        % Change
                                                 ------       -------      --------
Resident and health care revenues                $40,291      $38,177         5.5%
Community operating expenses                      25,655       23,890         7.4%
                                                 -------      -------
     Resident income from operations             $14,636      $14,287         2.4%
     Resident income from operations margin(1)      36.3%        37.4%

Lease expense                                    $ 3,013      $ 2,889         4.3%
Depreciation and amortization                      3,188        2,863        11.4%
                                                 -------      -------
     Income from operations                      $ 8,435      $ 8,535        (1.2%)

Other data:
     Resident capacity                             6,958        6,912         0.7%
     Average Occupied Units                        5,705        5,565         2.5%
     Average occupancy rate(2)                      93.7%        91.8%        1.9%

Average monthly revenue per occupied unit(3)     $ 2,354      $ 2,287         2.9%
Average monthly expense per occupied unit(4)     $ 1,499      $ 1,431         4.8%



(1) "Resident income from operations margin" represents "Resident income from operations" as a percentage of "Resident and health care revenues."

(2) "Average occupancy rate" is based on the ratio of occupied apartments to available apartments expressed on a monthly basis for independent and assisted living residences, and occupied beds to available beds on a per diem basis for nursing beds.

(3) "Average monthly revenue per occupied unit" is total resident and health care revenues divided by total occupied apartments and nursing beds, expressed on a monthly basis.

(4) "Average monthly expense per occupied unit" is total community operating expenses divided by total occupied apartments and nursing beds, expressed on a monthly basis.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues Total revenues were $46.8 million compared to $43.6 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $3.2 million, or 7.3%. Resident and health care revenue increased by $5.2 million while management and development services revenue decreased by $2.0 million. The increase in resident and health care revenue was primarily attributable to Same Community revenue increases and revenues derived from senior living communities acquired or leased after March 31, 1999. Management and development services revenue decreased as a percentage of total revenue to 3.5% from 8.3% for the three months ended March 31, 2000 and 1999, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula based management fees. The Company has shifted its focus to a more acquisitions-oriented method of creating its Senior Living Networks and, therefore, has discontinued new development of free-standing assisted living residences, for which the Company receives development fees. As a result of this change, the Company expects that its development fee revenue will be lower than prior year levels throughout 2000.

The Company had a stabilized occupancy rate of 92% compared to 93% as of March 31, 2000 and 1999, respectively, and had a total occupancy rate of 83% compared to 89% as of March 31, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of a large number of new communities and expansions that have increased capacity, many of which are in the fill-up stage.

Resident and health care revenues attributable to Same Communities were $40.3 million compared to $38.2 million for the three months ended March 31, 2000 and 1999, respectively. This increase was derived from a 2.5% increase in average occupied units and a 2.9% increase in average monthly revenue per occupied unit. Excluding entry-fee communities, the resident and health care revenues increased 7.8% for these same periods, derived from a 2.5% increase in occupied units and a 5.1% increase in average rates. Same Community average occupancy rates increased to 93.7% compared to 91.8% for the three months ended March 31, 2000 and 1999, respectively.

Community Operating Expenses Community operating expenses increased to $30.0 million compared to $25.2 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $4.8 million, or 18.8%. The increase in community operating expenses was primarily attributable to expenses from expansions and from communities acquired or leased after March 31, 1999. Community operating expenses as a percentage of resident and health care revenues increased to 66.4% from 63.1% for the three months ended March 31, 2000 and 1999, respectively. The increase in community operating expenses as a percentage of resident and health care revenues is primarily attributable to the acquisition of various assisted living communities during the second half of 1999 and the first quarter of 2000, that are in the fill-up stage.

Same Community operating expenses increased to $25.7 million compared to $23.9 million for the three months ended March 31, 2000 and 1999, respectively. This increase is primarily the result of expenses from expansions and from communities acquired or leased after March 31, 1999. Same Community operating expenses as a percentage of Same Community revenues increased to 63.7% from 62.6% for the three months ended March 31, 2000 and 1999, respectively. Excluding entry-fee communities, Same Community operating expenses as a percentage of Same Community revenues decreased to 62.2% from 62.3% for the three months ended March 31, 2000 and 1999, respectively.

Lease Expense Lease expense increased to $3.5 million compared to $3.0 million for the three months ended March 31, 2000 and 1999, respectively. The increase was attributable to leases entered into after March 31, 1999, including several acquisitions of leasehold interests. Same Community lease expense increased to $3.0 million compared to $2.9 million for the for the three months ended March 31, 2000 and 1999, respectively, representing an increase of 4.3%.

General and Administrative General and administrative expense increased to $4.3 million compared to $3.3 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $1.0 million, or 31.9%. The increase was primarily related to increases in salaries and benefits associated with the operation of an increased number of communities, as well as the support costs associated with the Senior Living Networks. General and administrative expense as a percentage of total revenues increased to 9.2% compared to 7.5% for the three months ended March 31, 2000 and 1999, respectively.

Depreciation and Amortization Depreciation and amortization expense increased to $3.9 million compared to $3.3 million for the for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $581,000, or 17.5%. Same Community depreciation and amortization expense increased to $3.2 million compared to $2.9 million for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $325,000, or 11.4%. The increases were primarily related to the opening or acquisition of communities and expansion of communities since March 31, 1999, as well as ongoing capital expenditures.

Other Income (Expense) Interest expense increased to $7.9 million, net of capitalized interest of $347,000, compared to $4.7 million, net of capitalized interest of $702,000, for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $3.2 million, or 66.4%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest income increased to $3.6 million compared to $1.4 million for the three months ended March 31, 2000 and 1999, respectively, primarily due to income generated from certificates of deposit and notes receivable associated with certain synthetic leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was $395,000 compared to $2.1 million for the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rate was 39.0% and 38.0% for the three months ended March 31, 2000 and 1999, respectively.

Extraordinary Loss During the three months ended March 31, 2000, the Company repaid a term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with long-term mortgage borrowings, the net proceeds from public offerings of debt and equity, and cash flows from operations. At March 31, 2000, the Company had $465.2 million of indebtedness outstanding, including $138.0 million of 5-3/4% convertible subordinated debentures due in 2002 (the "5-3/4% Convertible Debentures"), $110.0 million of indebtedness to a capital corporation, and $78.2 of indebtedness to a group of banks. The indebtedness has maturities ranging from June, 2000 to April, 2028. As of March 31, 2000, approximately 57.4% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 7.0%. The Company's variable rate indebtedness carried an average rate of 9.1% as of March 31, 2000. As of March 31, 2000, the Company had working capital of $29.6 million.

Net cash provided by operating activities was $7.1 million compared to $3.0 million for the three months ended March 31, 2000 and 1999, respectively. The Company's unrestricted cash balance was $23.7 million as of March 31, 2000.

Net cash used in investing activities was $33.5 million compared with $43.3 for the three months ended March 31, 2000 and 1999, respectively. The net cash used during the three months ended March 31, 2000 was primarily due to additions to land, buildings and equipment including construction activity of $13.7 million, issuance of notes receivable of $11.7 million, expenditures for acquisitions of $6.9 million, and advances for development projects of $3.3 million, which was partially offset by sales of $2.1 million of assets limited as to use.

Net cash provided by financing activities was $28.3 million compared with $36.9 million for the three months ended March 31, 2000 and 1999, respectively. The net cash provided during the three months ended March 31, 2000 was primarily due to proceeds from long-term debt issuance of $45.5 million, and the sale of life estate contracts, net of refunds of $1.5 million, which was offset by long-term debt financing costs of $1.3 million, principal payments under long-term debt arrangements of $16.3 million (including a debt repayment in the amount of $14.3 million as a result of a refinancing), and made principal payments under master trust agreements of $1.2 million.

During the three months ended March 31, 2000, the Company had proceeds from the issuance of long-term debt of $45.5 million. The Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 based on certain conditions. The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus 3.75%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in March 2002, but can be extended to March 2003 based on certain conditions. The remaining $19.7 million of proceeds from issuance of long-term debt was from additional borrowings under existing credit facilities, primarily from a $100.0 million revolving line of credit, of which $78.2 million was outstanding at March 31, 2000.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5-3/4% Convertible Debentures. The Company issued $138.0 million of the five-year Convertible Debentures in 1997. The Company also announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. The purchases are anticipated to be made primarily in the open market over the next year. For both plans the timing and amount of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. The programs are expected to be completed during 2000.

The Company's various credit facilities contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserve and occupancy levels. Most of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. A significant amount of such indebtedness is cross-defaulted.

The Company is opening six free-standing assisted living communities during April and May 2000. In addition, the Company has seven free-standing assisted living communities under construction, all but one of which are expected to open prior to the fourth quarter of 2000. The cost of construction and lease-up these seven communities is estimated to be $80.0 million, of which approximately $30.0 million is yet to be incurred. The Company has received financing commitments on substantially all of these projects, including a $50.0 million line of credit, of which $37.0 million was available as of March 31, 2000. The Company also intends to develop one new senior living community, and expand two of its existing communities, with an estimated cost of these projects of approximately $90.0 million. The Company does not intend to initiate these three projects prior to finalizing acceptable joint venture arrangements.

The Company expects that its current cash, together with cash flow from operations and borrowings available to it under existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including conventional mortgage financing, leasing, unsecured bank financing, partnership and joint venture relationships, and public and private debt and equity, among other sources. Recent declines in the market price of the Company's Common Stock make offerings of Common Stock to the public unlikely in the near term. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

OTHER MATTERS

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement. The Arizona Department of Insurance has notified the owner of this community that it is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has offered to provide the Department with a limited guaranty relating to the financial performance of the community. The Company and the owner of the community are currently considering a number of courses of action with respect to this net worth requirement, and are engaged in discussions with the Arizona Department of Insurance. While the Company and the owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

The Company owns a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The communities experienced lower than expected occupancy levels, higher operating costs and increased competition. Additionally, the two communities do not fit with the Company's Senior Living Network strategy. The Company has entered into a letter of intent with its partner to dissolve the joint venture and the Company will receive one of the two communities. The fair market value of the net assets to be received as compared to the carrying amount of the Company's equity investment and advances to the joint venture resulted in an impairment loss of $3.2 million which was recognized in the quarter ended December 31, 1999. The transaction is anticipated to be completed during the second quarter of 2000.

The Company is in discussions with the various SPE's to acquire some or all of the leasehold interests in the assisted living communities that the Company currently is developing or managing. There are 16 opened and 9 unopened communities that are owned by the various SPE's. The Company intends to acquire leasehold interests in two communities during the second quarter of 2000 for a combined price of approximately $4.3 million, with any remaining community acquisitions likely to occur in 2000 or 2001. For completed acquisitions, the Company will incur significant start-up and operating losses until the communities achieve break-even occupancy levels.

The Company has exercised its option to acquire a lease interest in a senior living community in Brandywine, Pennsylvania that it currently manages. It is expected that the Company will acquire a leasehold interest in this property in a transaction that is expected to close in the second quarter 2000.

The Company has discovered that one of its properties in Knoxville, Tennessee has several significant construction or design deficiencies that result in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company has moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company has also involved its outside counsel and its insurance carrier in these issues, and is in discussions with the construction contractors of the project. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statement of facts and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, the discussions of the Company's operating and growth strategy (including its development plans and possible acquisitions or dispositions), financing needs, projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's other filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into two interest rate swap agreements with major financial institutions in order to manage its exposure. The swaps involve the exchange of fixed interest rate payments without exchanging the notional principal amount. Receipts and payments under the agreements are recorded as reductions or increases to interest expense.

At March 31, 2000, notional amounts of the Company's two existing swap agreements were $53.7 million maturing November 10, 2006 and July 1, 2008, respectively. Under the agreements the Company receives fixed rates of 6.87% and 7.19%, respectively, and pays floating rates based upon a foreign currency basket with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter, and LIBOR, respectively. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the remainder of fiscal 2000, although there can be no assurances that interest rates will not significantly change and materially affect the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

         10 Loan Agreement, dated March 23, 2000, by and between ARC Heritage Club, Inc. and GMAC Commercial Mortgage Corporation

         27       Financial Data Schedule for SEC use only (2000)

b.   Reports on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       American Retirement Corporation



Date:    May 15, 2000                  By: /s/ George T. Hicks
                                           -------------------------------------
                                           George T. Hicks
                                           Executive Vice President and Chief
                                           Financial Officer (principal
                                           financial and accounting officer)