Form 10-Q
period 2000-06-30
AMERICAN RETIREMENT CORP
filed 2000-08-14
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       (X)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
       ---   Exchange Act of 1934
                  For the quarterly period ended June 30, 2000

       ( )   Transition report pursuant to Section 13 or 15(d) of the Securities
       ---   Exchange Act of 1934
             For the transition period from _________ to ___________

                        Commission file number 01-13031
                                               --------

                         AMERICAN RETIREMENT CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


  Tennessee                                               62-1674303
  ---------                                               ----------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

111 Westwood Place, Suite 200, Brentwood, TN                  37027
--------------------------------------------                  -----
(Address of principal executive offices)                    (Zip Code)


                                 (615) 221-2250
                                 --------------
              (Registrant's telephone number, including area code)

               111 Westwood Place, Suite 402, Brentwood, TN 37027
               --------------------------------------------------
                                (Former address)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]    No  [ ]

As of August 14, 2000, there were 16,910,995 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements                                              Page

            Condensed Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999................................3

            Condensed Consolidated Statements of
            Operations for the Three Months Ended
            June 30, 2000 and June 30, 1999 ...................................4

            Condensed Consolidated Statements of
            Operations for the Six Months Ended
            June 30, 2000 and June 30, 1999 ...................................5

            Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended June 30,
            2000 and June 30, 1999 ............................................6

            Notes to Condensed Consolidated Financial Statements ..............8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................... 12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ...... 23

PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.............. 24

Item 6.     Exhibits and Reports on Form 8-K................................. 24

Signatures  ................................................................. 25


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                          June 30, 2000  December 31, 1999
                                                          -------------  -----------------
                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 21,001        $ 21,881
   Assets limited as to use                                     7,245          15,571
   Accounts receivable, net                                    12,658          12,746
   Advances for development projects                            7,263           3,762
   Inventory                                                    1,009             950
   Prepaid expenses                                             1,359           1,790
   Deferred income taxes                                          758             758
   Other current assets                                         6,649           5,727
                                                             --------        --------
       Total current assets                                    57,942          63,185

Assets limited as to use, excluding amounts classified
   as current                                                  79,128          60,855
Land, buildings and equipment, net                            474,323         431,560
Notes receivable                                               96,431          97,236
Costs in excess of net assets acquired, net                    38,007          38,524
Leasehold acquisition costs, net                                7,394             978
Other assets                                                   44,327          48,073
                                                             --------        --------
       Total assets                                          $797,552        $740,411
                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         $ 10,457        $ 10,173
   Accounts payable                                             3,019           3,723
   Accrued expenses                                            19,909          15,820
   Other current liabilities                                    3,649           9,879
                                                             --------        --------
       Total current liabilities                               37,034          39,595

Long-term debt, excluding current portion                     347,308         287,835
Convertible subordinated debentures                           137,980         137,980
Refundable portion of life estate fees                         43,921          43,386
Deferred life estate income                                    51,733          51,606
Tenant deposits                                                 7,149           6,913
Deferred gain on sale-leaseback transactions                    2,941           3,168
Deferred income taxes                                          15,009          15,236
Other long-term liabilities                                     6,373           6,524
                                                             --------        --------
       Total liabilities                                      649,448         592,243

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares
     authorized, no shares issued or outstanding                   --              --
   Common stock, $.01 par value; 200,000,000 shares
     authorized, 17,036,695 and 17,145,343 shares
     issued and outstanding, respectively                         170             171
   Additional paid-in capital                                 145,413         145,444
   Retained earnings                                            2,521           2,553
                                                             --------        --------
       Total shareholders' equity                             148,104         148,168
                                                             --------        --------
       Total liabilities and shareholders' equity            $797,552        $740,411
                                                             ========        ========





See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                          2000              1999
                                                        --------          --------
Revenues:
     Resident and health care                           $ 47,865         $ 40,642
     Management and development services                     897            3,811
                                                        --------         --------
       Total revenues                                     48,762           44,453

Operating expenses:
     Community operating expenses                         32,566           25,476
     Lease expense, net                                    4,090            3,173
     General and administrative                            4,357            3,501
     Depreciation and amortization                         4,149            3,393
                                                        --------         --------
       Total operating expenses                           45,162           35,543
                                                        --------         --------

       Operating income                                    3,600            8,910

Other income (expense):
     Interest expense                                     (8,811)          (5,443)
     Interest income                                       3,960            1,876
     Other                                                   145              199
                                                        --------         --------
       Other expense, net                                 (4,706)          (3,368)
                                                        --------         --------

       Income (loss) before income taxes                  (1,106)           5,542

Income tax (benefit) expense                                (454)           2,111
                                                        --------         --------

       Net income (loss)                                $   (652)        $  3,431
                                                        ========         ========

Basic earnings (loss) per share:                        $  (0.04)        $   0.20
                                                        ========         ========

Diluted earnings (loss) per share:                      $  (0.04)        $   0.20
                                                        ========         ========

Weighted average shares used for basic earnings
   (loss) per share data                                  17,141           17,122
Effect of dilutive common stock options                       --               39
                                                        --------         --------
Weighted average shares used for diluted earnings
   (loss) per share data                                  17,141           17,161
                                                        ========         ========





See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               2000           1999
                                                            ---------       ---------
Revenues:
     Resident and health care                                $ 93,013       $ 80,623
     Management and development services                        2,526          7,425
                                                             --------       --------
       Total revenues                                          95,539         88,048

Operating expenses:
     Community operating expenses                              62,522         50,702
     Lease expense, net                                         7,618          6,153
     General and administrative                                 8,659          6,763
     Depreciation and amortization                              8,042          6,705
                                                             --------       --------
       Total operating expenses                                86,841         70,323
                                                             --------       --------

       Operating income                                         8,698         17,725

Other income (expense):
     Interest expense                                         (16,705)       (10,187)
     Interest income                                            7,513          3,325
     Other                                                        607            147
                                                             --------       --------
       Other expense, net                                      (8,585)        (6,715)
                                                             --------       --------
       Income before income taxes and extraordinary loss          113         11,010

Income tax expense                                                 21          4,185
                                                             --------       --------
       Income before extraordinary loss                            92          6,825

Extraordinary loss on extinguishment of debt, net of tax          124             --
                                                             --------       --------

       Net income (loss)                                     $    (32)      $  6,825
                                                             ========       ========
Basic earnings (loss) per share:
     Basic earnings per share before extraordinary loss      $   0.01       $   0.40
     Extraordinary loss, net of tax                             (0.01)            --
                                                             --------       --------
     Basic earnings (loss) per share                         $  (0.00)      $   0.40
                                                             ========       ========
Diluted earnings (loss) per share:
     Diluted earnings per share before extraordinary loss    $   0.01       $   0.40
     Extraordinary loss, net of tax                             (0.01)            --
                                                             --------       --------
     Diluted earnings (loss) per share                       $  (0.00)      $   0.40
                                                             ========       ========

Weighted average shares used for basic earnings (loss)
     per share data                                            17,147         17,120
Effect of dilutive common stock options                            82             45
                                                             --------       --------
Weighted average shares used for diluted earnings (loss)
     per share data                                            17,229         17,165
                                                             ========       ========



See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)


                                                            Six months ended June 30,
                                                            -------------------------
                                                               2000          1999
                                                            ---------     -----------

Cash flows from operating activities:
    Net income (loss)                                       $    (32)      $  6,825
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           8,042          6,705
       Amortization of deferred entrance fee revenue          (2,678)        (3,952)
       Proceeds from terminated lifecare contracts             1,231          1,493
       Deferred income taxes                                      --          2,764
       Amortization of deferred gain on sale-leaseback
          transactions                                          (226)          (226)
       Minority owners' allocation of losses                    (756)          (219)
       Losses from unconsolidated joint ventures                 388            608
       Gain on sale of land                                     (265)            --
    Changes in assets and liabilities, net of effects
     from acquisitions:
       Accounts receivable                                     1,312         (1,263)
       Inventory                                                  76             71
       Prepaid expenses                                          727            415
       Other assets                                            2,822             95
       Accounts payable                                       (2,340)        (3,596)
       Accrued expenses                                       (4,664)        (2,553)
       Tenant deposits                                          (201)          (201)
       Other liabilities                                         206         (2,664)
                                                            --------       --------

Net cash and cash equivalents provided by operating
    activities                                                 3,642          4,302

Cash flows from investing activities:
    Additions to land, buildings and equipment               (24,374)       (32,960)
    Expenditures for acquisitions, net of cash received       (6,082)            --
    Expenditures for leasehold acquisitions, net              (5,438)            --
    Reimbursements from (advances for) development
          projects, net                                       (4,451)         5,240
    Investments in joint ventures                               (263)        (2,578)
    Purchase of assets limited as to use                     (11,048)       (12,960)
    Issuance of notes receivable                              (7,375)       (28,122)
    Purchase option payments                                      --         (7,026)
    Other investing activities                                 2,011            904
                                                            --------       --------
Net cash used by investing activities                        (57,020)       (77,502)

Cash flows from financing activities:
    Proceeds from the issuance of long-term debt              75,151         71,341
    Proceeds from life estate sales, net of refunds            3,687          6,089
    Principal payments on long-term debt                     (23,318)          (483)
    Principal reductions in master trust liability            (1,676)        (2,317)
    Expenditures for financing costs                          (1,315)        (1,868)
    Other financing activities                                   (31)           859
                                                            --------       --------
Net cash provided by financing activities                     52,498         73,621
                                                            --------       --------

    Net increase (decrease) in cash and cash equivalents        (880)           421
Cash and cash equivalents at beginning of period              21,881         20,400
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 21,001       $ 20,821
                                                            ========       ========




See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                           Six months ended June 30,
                                                         ----------------------------
                                                           2000               1999
                                                         ---------          ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest             $  16,394          $  10,682
                                                         =========          =========
    Income taxes paid                                    $     211          $   2,092
                                                         =========          =========

Supplemental disclosure of non-cash transactions:

During 2000, the Company acquired a senior living community and two assisted living communities. In conjunction with the transaction, net assets and liabilites were assumed as follows:

                Current assets                            $   939          $    --
                Land, buildings and other assets           14,202               --
                Current liabilities                         1,108               --
                Debt and other long-term liabilities        7,951               --




See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1999 amounts have been reclassified to conform with the 2000 presentation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. EARNINGS PER SHARE

Basic earnings or loss per share for the three and six months ended June 30, 2000 and 1999 have been computed on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings or loss per share includes dilutive common stock equivalents, which consist of in-the-money stock options. During the three months ended June 30, 2000, there were 462,686 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the quarter ended June 30, 2000 and therefore were not included in the computation of diluted earnings per share.

The Company's 5 3/4% Convertible Debentures outstanding during the periods presented were not included in the computation of diluted earnings or loss per share because the conversion price ($24.00 per share) was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings or loss per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

                                            Three Months            Six Months
                                            Ended June 30,         Ended June 30,
                                          2000         1999       2000        1999
                                        --------------------    ------------------
Average number of options (in thousands)  1,718        1,202      1,814      1,067
Weighted-average exercise price         $ 15.88      $ 21.47    $ 16.00    $ 16.86


In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. The purchases are anticipated to be made primarily in the open market over the next year. As of June 30, 2000, the Company has purchased $484,000 of common stock.

3. LONG TERM DEBT

During the six months ended June 30, 2000, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 based upon certain conditions. The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus 3 3/4%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in April 2002, but can be extended to April 2003 based upon certain conditions.

The Company used a portion of the proceeds on the above loans to refinance a term note to a bank, repaying the outstanding amount of $14.3 million. This note had a maturity date of December 2001, with fixed interest at 8.2%. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on extinguishment of debt during the first quarter.

During the three months ended June 30, 2000, the Company modified a mortgage payable to a bank as part of a new building expansion. The original floating rate note had a maximum borrowing amount of $6.8 million, which will be increased to $11.4 million. Interest is payable monthly at LIBOR plus 2 1/4%. As of June 30, 2000, $7.6 million was outstanding on this note.

The Company also entered into a mortgage note with an investment company in the amount of $12.0 million. Interest at 9.5% plus principal is payable monthly, with the note maturing on June 2025. The note is secured by certain land and buildings.

The Company assumed a mortgage note payable to a bank in the amount of $7.9 million as part of the dissolution of a joint venture in which the Company was a member. The dissolution is described in Footnote 6. Interest and principal are payable monthly, with the note maturing on March 2006. Interest is paid at a base Treasury rate plus 2%. The note is secured by certain land and buildings.

The remaining $28.7 million of proceeds from issuance of long-term debt was from additional borrowings under existing credit facilities, primarily from a $100.0 million revolving line of credit, of which $94.5 million was outstanding at June 30, 2000. These funds were used primarily for construction or expansion of retirement communities, and expenditures for acquisitions of retirement communities and leasehold acquisitions.

The Company announced during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Debentures. The timing and amount of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. The program is expected to be completed during 2000 or 2001, although no repurchases have occurred as of June 30, 2000.

4. ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities, it would be abandoning certain development projects and reviewing others with respect to the senior living network strategy. As a result, the Company recorded total asset impairments and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. The pretax costs of $12.5 million include $5.8 of asset write-offs and accruals of $6.7 million for contractual losses and other costs. The Company made cash payments of $400,000 and $5.3 million in the quarters ended March 31 and June 30, 2000, respectively, related to these costs, leaving remaining accruals of $1.0 million. The Company will continue to evaluate the adequacy of the remaining accruals. The Company has been marketing the land parcels associated with certain of the abandoned projects, although no sales occurred during the six months ended June 30, 2000.

5. COMMITMENTS AND CONTINGENCIES

The Company has financed the costs of certain senior living communities owned by others that are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $3.5 million of additional financing for these communities.

The Company provides development services to senior living communities owned by others. Under the terms of the development agreements, the Company receives fixed fees of approximately 5.0% of the total projected construction costs of the communities. Such fees are recognized over the terms of the development agreements using a method which approximates the percentage-of-completion method. The Company recognized no development fee revenue and $2.2 million of development fee revenue during the three months ended June 30, 2000 and 1999, respectively, and $823,000 and $4.4 million of development fee revenue during the six months ended June 30, 2000 and 1999, respectively. The Company owns the land upon which 14 of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into various management agreements with the SPEs to manage the operations of the leased senior living communities. The agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. The Company recorded $582,000 of operating deficits during the three and six months ended June 30, 2000, versus no operating deficits during the three and six months ended June 30, 1999. The Company is required to pledge certificates of deposit or other investment instruments to the lessors as part of these arrangements. At June 30, 2000, the Company has pledged certificates of deposit and other investments in the aggregate amount of $62.9 million, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these investments.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance ("Arizona DOI") has notified the owner of this community that it is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona DOI, the Company has provided the Arizona DOI with a limited guaranty relating to the financial performance of the community, and has notified the Arizona DOI of the Company's intention to acquire the community on or before December 31, 2000, if the Company can reach acceptable terms with the owner. While the Company and the owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona DOI to take steps to appoint a receiver for the community.

The Company has discovered that its property in Knoxville, Tennessee has several significant construction or design deficiencies that result in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company has moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company has also involved its outside counsel and its insurance carrier in these issues, and is in discussions with the construction contractors and the design participants of the project. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company. The Company previously recorded certain impairment charges related to this property during the quarter ended December 31, 1999.

6. ACQUISITIONS AND OTHER TRANSACTIONS

On January 1, 2000, the Company acquired a senior living community previously managed by the Company for $4.5 million.

The Company had previously managed a retirement community located in Glenmore, Pennsylvania, which was owned by a related party. In conjunction with the management agreement, the Company had an option to purchase the community upon specified terms. On June 1, 2000, the Company assigned its purchase option to a third party, which exercised the option and purchased the property. The Company subsequently entered into a series of agreements with this third party to lease and operate the retirement community. As part of this transaction, the Company acquired certain assets and liabilities from the previous owners of the community for $1.0 million. In connection with this transaction, the Company was required to maintain $17.6 million of assets limited as to use, on which the Company receives the interest earned on these deposits.

The Company owned a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The Company determined that this venture did not fit with the Company's Senior Living Network strategy. As of June 1, 2000, the parties dissolved the joint venture, with each party retaining one of the assisted living communities, along with the liabilities associated with that community. As a result of the dissolution, the Company recorded assets of $8.2 million, consisting primarily of land and buildings. The Company also assumed $8.2 million of liabilities, consisting primarily of a $7.9 million mortgage note payable. The Company has no further management responsibility for, or liability with respect to, the community which was retained by the other party.

During the six months ended June 30, 2000, the Company acquired from various SPEs the assets or leasehold interests and assumed certain liabilities of nine retirement communities in exchange for total payments of $5.4 million, net of cash received, which was recorded as leasehold acquisition costs. Two of these communities are still under construction. The costs of acquiring the leasehold interests is being amortized as lease expense on a straight-line basis over the remaining term of the respective leases. The assets and liabilities were recorded at cost which approximates fair market value. One of the leasehold interests was acquired, for $1.5 million, from an affiliate of John Morris, a director of the Company. The Company has advanced amounts for certain costs of affiliates of John Morris. At June 30, 2000, approximately $3.0 million was due to the Company from these affiliates. Such amounts will be reimbursed through the acquisition of leasehold interests of these affiliates.

The Company is in discussions with various SPEs to acquire some or all of the leasehold interests in the assisted living communities that the Company currently is developing or managing on behalf of third parties. At June 30, 2000, there were 17 assisted living communities owned by various SPEs. The Company intends to acquire from an affiliate of John Morris, a director of the Company, leasehold interests in two communities during the third quarter of 2000 for a combined price of approximately $3.8 million, with any remaining community leasehold acquisitions likely to occur during 2000 through 2002. For completed leasehold acquisitions, the Company may incur significant start-up and operating losses until the communities achieve break-even occupancy levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. As of June 30, 2000, the Company operated 58 senior living communities in 15 states with an aggregate capacity for approximately 14,000 residents. The Company owned 22 communities, leased 14 communities pursuant to long-term leases, and managed 22 communities pursuant to management agreements. The Company is constructing or developing ten senior living communities and expanding five of its existing communities to add aggregate estimated capacity for approximately 1,600 residents, including several joint venture projects with third parties. As of June 30, 2000, the Company's owned communities had a stabilized occupancy rate of 95%, its leased communities had a stabilized occupancy rate of 92%, and its managed communities had a stabilized occupancy rate of 85%. The Company considers a community or expansion thereof to be stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. Stabilized communities also include any managed communities that have been open at least 12 months.

The Company's primary strategy is to develop Senior Living Networks in major metropolitan regions. The Company has assembled a portfolio of large retirement communities which provide some or all of independent living, assisted living and skilled nursing care. Then, in the same markets, the Company builds or acquires free-standing assisted living or skilled nursing residences as satellites to expand the continuum of housing and care into that market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels. The Company's methods to develop Senior Living Networks include: (i) selective acquisitions of senior living communities, including continuing care retirement communities and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

During the fourth quarter of 1999, the Company announced that, as a result of changes in the senior living industry environment, it would shift from filling out its Senior Living Networks by development of new assisted living residences to selective acquisitions of existing communities within those networks. As a result of this decision, the Company abandoned several planned and early-stage projects in its development pipeline and suspended all new free-standing assisted living development. As a result, the Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. During the six months ended June 30, 2000, the Company settled the majority of these contractual loss obligations. The Company has been marketing the land parcels associated with certain of the abandoned projects, although no sales occurred during the six months ended June 30, 2000. The Company intends to continue these marketing activities in the third quarter.

The Company reported a net loss of $32,000, or $0.00 diluted earnings per share, on total revenues of $95.5 million, as compared with net income of $6.8 million, or $0.40 diluted earnings per share, on revenues of $88.0 million for the six months ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues, and (ii) management and development services revenue. The Company's resident and health care revenues are comprised of (i) monthly service fees and ancillary revenues from independent and assisted living residents which, as a percentage of total resident and health care revenues, were 80.6% and 82.7% for the three months ended June 30, 2000 and 1999, respectively, and 80.7% and 82.1% for the six months ended June 30, 2000 and 1999, respectively, (ii) per diem charges from residents receiving nursing care which, as a percentage of total resident and health care revenues, were 17.5% and 14.3% for the three months ended June 30, 2000 and 1999, respectively, and 17.4% and 14.3% for the six months ended June 30, 2000 and 1999, respectively, and (iii) the amortization of entrance fees, at certain life-care communities, over each resident's actuarially determined life expectancy (or building life for contingent refunds) which, as a percentage of total resident and health care revenues, were 1.9% and 3.0% for the three months ended June 30, 2000 and 1999, respectively, and 1.9% and 3.6% for the six months ended June 30, 2000 and 1999, respectively. Management and development services revenue as a percentage of total revenues was 1.8% and 8.6% for the three months ended June 30, 2000 and 1999, respectively, and 2.6% and 8.4% for the six months ended June 30, 2000 and 1999, respectively. Approximately 95.4% of the Company's total revenues for each of the three and six month periods ended June 30, 2000 and 1999 were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance and, to a lesser extent, Medicaid.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

The following table sets forth certain resident capacity and occupancy data for the periods indicated:


                                   JUNE 30, 2000                 JUNE 30, 1999
                                   -------------                 -------------
                              STABLE(1)       TOTAL         STABLE(1)       TOTAL
                              ---------       -----         ---------       -----
END OF PERIOD CAPACITY
Owned                           5,148          5,743          4,989          5,150
Leased                          2,852          3,249          2,368          2,368
Managed                         4,001          5,018          3,857          5,516
                               ------         ------         ------         ------
Total                          12,011         14,010         11,214         13,034
                               ======         ======         ======         ======
END OF PERIOD OCCUPANCY
Owned                              95%            88%            94%            92%
Leased                             92%            87%            92%            90%
Managed                            85%            73%            93%            75%
Total                              91%            83%            93%            85%


--------------
(1) Stable means communities or expansions thereof that have either (i) been open and owned at least 12 months, or (ii) achieved 95% occupancy. Includes managed communities that have been open at least 12 months.

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

      STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
      (DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)



                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                         ---------------------------             -------------------------
                                                     2000           1999       % change      2000          1999       % change
                                                     ----           ----       --------      ----          ----       --------
Resident and health care revenues                   $41,416        39,135         5.8%     $80,844        76,539         5.6%
Community operating expense                          26,480        24,278         9.1%      51,675        47,728         8.3%
                                                    -------       -------                  -------       -------
     Resident income from operations                 14,936        14,857         0.5%      29,169        28,811         1.2%
     Resident income from operations margin(1)         36.1%         38.0%       (1.9)%       36.1%         37.6%       (1.6)%

Lease expense                                         3,366         3,173         6.1%       6,098         5,816         4.9%
Depreciation and amortization                         3,122         2,902         7.6%       6,290         5,765         9.1%
                                                    -------       -------                  -------       -------
     Income from operations                           8,448         8,782        (3.8)%     16,781        17,230        (2.6)%

Other data:
     Resident capacity                                7,170         7,107         0.9%       6,975         6,912         0.9%
     Number of communities                               23            23          --           22            22          --
     Average occupancy rate(2)                         93.9%         92.5%        1.5%        93.8%         92.1%        1.8%

     Average monthly revenue
       per occupied unit(3)                         $ 2,345       $ 2,262         3.7%     $ 2,357       $ 2,283         3.2%
     Average monthly expense
       per occupied unit(4)                         $ 1,499       $ 1,403         6.9%     $ 1,506       $ 1,424         5.8%


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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues. Total revenues were $48.8 million compared to $44.5 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $4.3 million, or 9.7%. Resident and health care revenue increased by $7.2 million while management and development services revenue decreased by $2.9 million. The increase in resident and health care revenue was primarily attributable to Same Community revenue increases and revenues derived from senior living communities acquired or leased after June 30, 1999. Management and development services revenue decreased as a percentage of total revenue to 1.8 % from 8.6% for the three months ended June 30, 2000 and 1999, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula based management fees. The Company has shifted its focus to a more acquisition-oriented method of creating its Senior Living Networks and, therefore, has discontinued new development of free-standing assisted living residences, for which the Company receives development fees. As a result of this change, the Company expects that its development fee revenue will be significantly lower than prior year levels throughout 2000.

The Company had a stabilized occupancy rate of 91% compared to 93% as of June 30, 2000 and 1999, respectively, and had a total occupancy rate of 83% compared to 85% as of June 30, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of a large number of new communities and expansions that have increased capacity, many of which are in the fill-up stage.

Resident and health care revenues attributable to Same Communities were $41.4 million compared to $39.1 million for the three months ended June 30, 2000 and 1999, respectively. This increase was derived from a 2.1% increase in average occupied units and a 3.7% increase in average monthly revenue per occupied unit. Excluding entry-fee communities, the resident and health care revenues increased 6.8% for these same periods, derived from a 2.2% increase in occupied units and a 4.5% increase in average rates. Same Community average occupancy rates increased to 93.9% compared to 92.5% for the three months ended June 30, 2000 and 1999, respectively.

Community Operating Expenses. Community operating expenses increased to $32.6 million compared to $25.5 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $7.1 million, or 27.8%. The increase in community operating expenses was primarily attributable to expenses from expansions and from communities acquired or leased after June 30, 1999. Community operating expenses as a percentage of resident and health care revenues increased to 68.0 % from 62.7% for the three months ended June 30, 2000 and 1999, respectively. This increase is primarily the result of increased labor, facility and marketing costs at various new communities. The increase in community operating expenses as a percentage of resident and health care revenues is primarily attributable to the acquisition of various assisted living communities during the second half of 1999 and during 2000, that are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next eighteen to twenty-four months.

Same Community operating expenses increased to $26.5 million compared to $24.3 million for the three months ended June 30, 2000 and 1999, respectively. This increase is primarily the result of increased labor costs resulting from a competitive labor market, as well as increased labor costs as a result of an increase in nursing and assisted living services. Same Community operating expenses as a percentage of Same Community revenues increased to 63.9% from 62.0% for the three months ended June 30, 2000 and 1999, respectively. Excluding entry-fee communities, Same Community operating expenses as a percentage of Same Community revenues increased to 62.1% from 61.5% for the three months ended June 30, 2000 and 1999, respectively.

Lease Expense. Lease expense increased to $4.1 million compared to $3.2 million for the three months ended June 30, 2000 and 1999, respectively. The increase was attributable to leases entered into after June

30, 1999, including several acquisitions of leasehold interests. Same Community lease expense increased to $3.4 million compared to $3.2 million for the for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 6.1%.

General and Administrative. General and administrative expense increased to $4.4 million compared to $3.5 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $856,000, or 24.5%. The increase was primarily related to increases in salaries and benefits associated with the operation of an increased number of communities, as well as the overhead support costs associated with the Senior Living Networks in various geographic areas. General and administrative expense as a percentage of total revenues increased to 8.9% compared to 7.9% for the three months ended June 30, 2000 and 1999, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased to $4.1 million compared to $3.4 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $756,000, or 22.3%. Same Community depreciation and amortization expense increased to $3.1 million compared to $2.9 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $222,000, or 7.6%. The increases were primarily related to the opening or acquisition of communities and expansion of communities since June 30, 1999, as well as ongoing capital expenditures.

Other Income (Expense). Interest expense increased to $8.8 million, net of capitalized interest of $338,000, compared to $5.4 million, net of capitalized interest of $345,000, for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $3.4 million, or 61.9%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest income increased to $4.0 million compared to $1.9 million for the three months ended June 30, 2000 and 1999, respectively, primarily due to income generated from certificates of deposit and notes receivable associated with certain leasing transactions and management agreements.

Income Tax (Benefit) Expense. The provision for income taxes was a $454,000 benefit compared to a $2.1 million expense for the three months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate was 41.0% and 38.1% for the three months ended June 30, 2000 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues. Total revenues were $95.5 million compared to $88.0 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $7.5 million, or 8.5%. Resident and health care revenue increased by $12.4 million while management and development services revenue decreased by $4.9 million. The increase in resident and health care revenue was primarily attributable to Same Community revenue increases and revenues derived from senior living communities acquired or leased after June 30, 1999. Management and development services revenue decreased as a percentage of total revenue to 2.6% from 8.4% for the six months ended June 30, 2000 and 1999, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula based management fees. The Company has shifted its focus to a more acquisition oriented method of creating its Senior Living Networks and, therefore, has discontinued new development of free-standing assisted living residences, for which the Company receives development fees. As a result of this change, the Company expects that its development fee revenue will be significantly lower than prior year levels throughout 2000.

The Company had a stabilized occupancy rate of 91% compared to 93% as of June 30, 2000 and 1999, respectively, and had a total occupancy rate of 83% compared to 85% as of June 30, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of a large number of new communities and expansions that have increased capacity, many of which are in the fill-up stage.

Resident and health care revenues attributable to Same Communities were $80.8 million compared to $76.5 million for the six months ended June 30, 2000 and 1999, respectively. This increase was derived from a 2.3% increase in average occupied units and a 3.2% increase in average monthly revenue per occupied unit. Excluding entry-fee communities, the resident and health care revenues increased 7.2% for these same periods, derived from a 2.4% increase in occupied units and a 4.7% increase in average rates. Same Community average occupancy rates increased to 93.8% compared to 92.1% for the six months ended June 30, 2000 and 1999, respectively.

Community Operating Expenses. Community operating expenses increased to $62.5 million compared to $50.7 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $11.8 million, or 23.3%. The increase in community operating expenses was primarily attributable to expenses from expansions and from communities acquired or leased after June 30, 1999. Community operating expenses as a percentage of resident and health care revenues increased to 67.2% from 62.9% for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily the result of increased labor, facility and marketing costs at various new communities. The increase in community operating expenses as a percentage of resident and health care revenues is primarily attributable to the acquisition of various assisted living communities during the second half of 1999 and during 2000, that are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next eighteen to twenty-four months.

Same Community operating expenses increased to $51.7 million compared to $47.7 million for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily the result of increased labor costs resulting from a competitive labor market, as well as increased labor costs as a result of an increase in nursing and assisted living services. Same Community operating expenses as a percentage of Same Community revenues increased to 63.9% from 62.4% for the six months ended June 30, 2000 and 1999, respectively. Excluding entry-fee communities, Same Community operating expenses as a percentage of Same Community revenues increased to 62.2% from 62.0% for the six months ended June 30, 2000 and 1999, respectively.

Lease Expense. Lease expense increased to $7.6 million compared to $6.2 million for the six months ended June 30, 2000 and 1999, respectively. The increase was attributable to leases entered into after June 30, 1999, including several acquisitions of leasehold interests. Same Community lease expense increased to $6.1 million compared to $5.8 million for the for the six months ended June 30, 2000 and 1999, respectively, representing an increase of 4.8%.

General and Administrative. General and administrative expense increased to $8.7 million compared to $6.8 million for the six months ended June, 2000 and 1999, respectively, representing an increase of $1.9 million, or 28.0%. The increase was primarily related to increases in salaries and benefits associated with the operation of an increased number of communities, as well as the overhead support costs associated with the Senior Living Networks in various geographic areas. General and administrative expense as a percentage of total revenues increased to 9.1% compared to 7.7 % for the six months ended June 30, 2000 and 1999, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased to $8.0 million compared to $6.7 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $1.3 million, or 19.9%. Same Community depreciation and amortization expense increased to $6.3 million compared to $5.8 million for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $525,000, or 9.1%. The increases were primarily related to the opening or acquisition of communities and expansion of communities since June 30, 1999, as well as ongoing capital expenditures.

Other Income (Expense). Interest expense increased to $16.7 million, net of capitalized interest of $685,000, compared to $10.2 million, net of capitalized interest of $1.0 million, for the six months ended

June 30, 2000 and 1999, respectively, representing an increase of $6.5 million, or 64.0%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest income increased to $7.5 million compared to $3.3 million for the six months ended June 30, 2000 and 1999, respectively, primarily due to income generated from certificates of deposit and notes receivable associated with certain leasing transactions and management agreements.

Income Tax Expense. The provision for income taxes was $21,000 compared to $4.2 million for the six months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate was 19.0% and 38.0% for the six months ended June 30, 2000 and 1999, respectively.

Extraordinary Loss. During the six months ended June 30, 2000, the Company repaid a term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with long-term mortgage borrowings, the net proceeds from public offerings of debt and equity, and cash flows from operations. At June 30, 2000, the Company had $495.7 million of indebtedness outstanding, including $138.0 million of 5 3/4% convertible subordinated debentures due in 2002 (the "5 3/4% Convertible Debentures"), $103.2 million of indebtedness to a capital corporation, and $94.5 of indebtedness to a group of banks. The indebtedness has maturities ranging from September 2000 to April 2028. As of June 30, 2000, approximately 56.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.9%. The Company's variable rate indebtedness carried an average rate of 8.7% as of June 30, 2000. As of June 30, 2000, the Company had working capital of $20.9 million.

Net cash provided by operating activities was $3.6 million compared to $4.3 million for the six months ended June 30, 2000 and 1999, respectively. The Company's unrestricted cash balance was $21.0 million as of June 30, 2000.

Net cash used by investing activities was $57.0 million compared to $77.5 million for the six months ended June 30, 2000 and 1999, respectively. The net cash used during the six months ended June 30, 2000 was primarily due to additions to land, buildings and equipment of $24.4 million, net purchases of assets limited as to use of $11.0 million, advances under notes receivable of $7.4 million, expenditures for acquisitions of $6.1 million, expenditures for leasehold acquisitions of $5.4 million, and advances for development projects of $4.5 million.

Net cash provided by financing activities was $52.5 million compared to $73.6 million for the six months ended June 30, 2000 and 1999, respectively. The net cash provided during the six months ended June 30, 2000 was primarily due to proceeds from the issuance of long-term debt of $75.2 million, and the sale of life estate contracts, net of refunds, of $3.7 million, which was partially offset by principal payments on long-term debt of $23.3 million (including a debt repayment in the amount of $14.3 million as a result of a refinancing), long-term debt financing costs of $1.3 million, and principal payments under master trust agreements of $1.7 million.

The Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 based upon certain conditions. The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus 3 3/4%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in April 2002, but can be extended to April 2003 based upon certain conditions.

During the three months ended June 30, 2000, the Company modified a mortgage note payable to a bank as part of a new building expansion. The original floating rate note had a maximum borrowing amount of $6.8 million, which was increased to $11.4 million. Interest is payable monthly at LIBOR plus 2 1/4%. As of June 30, 2000, $7.6 million was outstanding on this note. The Company also entered into a mortgage note with an investment company in the amount of $12.0 million. Interest at 9.5% plus principal is payable monthly, with the note maturing in June 2025. The note is secured by certain land and buildings. In addition, the Company assumed a mortgage note payable to a bank in the amount of $7.9 million as part of the dissolution of a joint venture in which the Company was a member. Interest and principal are payable monthly, with the note maturing on March 2006. Interest is paid at a base Treasury rate plus 2%. The note is secured by certain land and buildings. The remaining $28.7 million of proceeds from issuance of long-term debt was from additional borrowings under existing credit facilities, primarily from a $100.0 million revolving line of credit, of which $94.5 million was outstanding at June 30, 2000. These funds were used primarily for construction or expansion of retirement communities, and expenditures for acquisitions of retirement communities and leasehold acquisitions.

In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. The Company also announced, in March 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of the Company's 5 3/4% Convertible Debentures. The purchases are anticipated to be made primarily in the open market over the next year. For both plans the timing and amount of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. The programs are expected to be completed during 2000 or 2001. As of June 30, 2000, the Company had not purchased any 5 3/4% Convertible Debentures, and had purchased $484,000 of common stock.

The Company's various credit facilities contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserves and occupancy levels. Most of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. A significant amount of the Company's indebtedness is cross-defaulted.

The Company has in recent quarters constructed and opened a significant number of free-standing assisted living communities. As part of this expansion program, the Company has three remaining assisted living communities under construction, two of which will open during the remainder of 2000, and the other will open in early 2001. In addition, six assisted living communities were recently substantially completed, and are awaiting final licensure. The Company anticipates that these six communities will open during the third quarter of 2000. While many of these communities are currently leased by various SPEs and managed by the Company, it is the intention of the Company to acquire the leasehold interests in some or all of these properties during 2000 through 2002. As of June 30, 2000, nine of these assisted living communities are leased to an affiliate of John Morris, a director of the Company, and are managed by the Company.

The Company is formulating plans to develop one new senior living community, and expand two of its existing communities, but does not intend to initiate the construction of these three projects prior to finalizing acceptable joint venture arrangements. The Company is also engaged in a number of different development activities relating to other proposed projects. The Company does not intend to initiate construction of such projects unless acceptable joint venture and/or financing arrangements are put into place.

The Company expects that its current cash, together with cash flow from operations and borrowings available to it under existing credit arrangements, will be sufficient to meet its operating requirements and to fund its anticipated growth for at least the next 12 months. The Company expects to use a wide variety of financing sources to fund its future growth, including conventional mortgage financing, leasing, unsecured bank financing, partnership and joint venture relationships, and public and private debt and equity, among other sources. The current market price of the Company's Common Stock make offerings of Common Stock to the public unlikely in the near term. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company.

OTHER MATTERS

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona DOI has notified the owner of this community that it is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona DOI, the Company has provided the Arizona DOI with a limited guaranty relating to the financial performance of the community, and has notified it of the Company's intention to acquire the community on or before December 31, 2000, if it can reach acceptable terms with the owner. While the Company and the owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona DOI to take steps to appoint a receiver for the community.

The Company is in discussions with the various SPEs to acquire some or all of the leasehold interests in the assisted living communities that the Company currently is developing or managing. There are 17 assisted living communities that are owned by various SPEs. The Company intends to acquire leasehold interests in two communities during the third quarter of 2000 for a combined price of approximately $3.8 million, with any remaining community leasehold acquisitions likely to occur during the remainder of 2000 through 2002. For completed leasehold acquisitions, the Company may incur significant start-up and operating losses until the communities achieve break-even occupancy levels.

The Company has discovered that its property in Knoxville, Tennessee has several significant construction or design deficiencies that result in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company has moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company has also involved its outside counsel and its insurance carrier in these issues, and is in discussions with the construction contractors and the design participants of the project. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company. The Company previously recorded certain impairment charges related to this property during the quarter ended December 31, 1999.

During the three months ended June 30, 2000, a number of the Company's employees (including all of the executive officers of the Company) voluntarily cancelled 1,628,750 of their options to purchase stock issued under the Company's option plan. As a result, the Company currently has 780,776 options outstanding under its option plan. The compensation committee of the Company's Board of Directors anticipates granting a substantial number of new options to such employees in 2001. Any new options would have exercise prices equal to the then-prevailing market price for the Company's common stock, and such other terms and provisions as the compensation committee shall then determine. However, the Company has not committed or agreed to issue new options to employees. The future issuances of options will be based upon a number of factors, including the advice of the Company's compensation consultants, and will be made only in light of then-existing facts and circumstances.

The Company maintains property, general liability and professional malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. Recently, the number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically. The Company's existing liability policies expired on July 1, 2000, and, in order to renew its liability coverage, the Company was required to pay significantly higher premiums. In addition, the Company's new liability policies contain deductibles that are significantly larger than the deductibles that the Company has historically maintained. As a result, beginning in the third quarter of 2000, the Company anticipates incurring significantly higher costs and/or reserves with respect to liability claims, as well as higher premiums. The Company believes that this is a temporary market condition, and is exploring alternatives to reduce its liability insurance costs and deductibles.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, the discussions of the Company's operating and growth strategy (including its development plans and possible acquisitions or dispositions), financing needs, projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's other filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

At June 30, 2000, notional amounts of the Company's two existing swap agreements were $17.9 million and $35.4 million maturing November 10, 2006 and July 1, 2008, respectively. Under the agreements the Company receives fixed rates of 7.19% and 6.87%, respectively, and pays floating rates based upon LIBOR and a foreign currency basket with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter, respectively. The Company does not expect changes in interest rates to have a material effect on income or cash flows in the remainder of fiscal 2000, although there can be no assurances that interest rates will not significantly change and materially affect the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 10, 2000 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect four Class III directors for a term of three years, and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:


        Director Nominee                      For               Against/Withheld
        ----------------                      ----              ----------------
        W.E. Sheriff                        14,681,459               15,015
        H. Lee Barfield II                  14,681,459               15,015
        Robin G. Costa                      14,681,383               15,091
        John A. Morris, Jr., M.D.           14,681,335               15,139



In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:


        Name                               Term Expires
        ----                               ------------
        Christopher J. Coates                  2001
        Daniel K. O'Connell                    2001
        Lawrence J. Steusser                   2001
        Frank M. Bumstead                      2002
        Clarence Edmonds                       2002
        Robert G. Roskamp                      2002
        Nadine C. Smith                        2002




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits
   --------

   10.1 Construction Loan Agreement, dated March 17, 2000 between Freedom Village of Sun City Center, Ltd. and Suntrust Bank, Tampa Bay

   10.2 Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans

   27       Financial Data Schedule for SEC use only (2000)

b. Reports on Form 8-K
   -------------------
   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          American Retirement Corporation

Date: August 14, 2000                           By: /s/ George T. Hicks
                                                    --------------------------
                                               George T. Hicks
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (principal financial and
                                               accounting officer)