Form 10-Q
period 2000-09-30
AMERICAN RETIREMENT CORP
filed 2000-11-14
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

       [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from           to
                                               ---------    -----------


                       Commission file number 01-13031
                                              ---------


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

                                 Yes [X]  No [ ]

As of November 14, 2000, there were 17,035,944 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements                                                           Page

              Condensed Consolidated Balance Sheets as of
              September 30, 2000 and December 31, 1999..........................................3

              Condensed Consolidated Statements of
              Operations for the Three Months Ended
              September 30, 2000 and September 30, 1999 ........................................4

              Condensed Consolidated Statements of
              Operations for the Nine Months Ended
              September 30, 2000 and September 30, 1999 ........................................5

              Condensed Consolidated Statements of Cash
              Flows for the Nine Months Ended September 30,
              2000 and September 30, 1999 ......................................................6

              Notes to Condensed Consolidated Financial Statements .............................8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................... 13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ..................... 24

PART II.    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K................................................ 25

Signatures    ................................................................................ 26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

                                                                                  September 30, 2000    December 31, 1999
                                                                                  ------------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $ 25,631               $ 21,881
  Assets limited as to use                                                                 8,094                 15,571
  Accounts receivable, net                                                                13,436                 12,746
  Advances for development projects                                                        5,016                  3,762
  Inventory                                                                                1,030                    950
  Prepaid expenses                                                                         3,788                  1,790
  Deferred income taxes                                                                      758                    758
  Other current assets                                                                     4,687                  5,727
                                                                                        --------               --------
      Total current assets                                                                62,440                 63,185

Assets limited as to use, excluding amounts classified as current                         75,543                 60,855
Land, buildings and equipment, net                                                       480,257                431,560
Notes receivable                                                                          95,789                 97,236
Costs in excess of net assets acquired, net                                               37,755                 38,524
Leasehold acquisition costs, net                                                          11,608                    978
Other assets                                                                              49,096                 48,073
                                                                                        --------               --------
      Total assets                                                                      $812,488               $740,411
                                                                                        ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                     $ 10,987               $ 10,173
  Accounts payable                                                                         5,376                  3,723
  Accrued expenses                                                                        21,922                 15,820
  Other current liabilities                                                                5,809                  9,879
                                                                                        --------               --------
      Total current liabilities                                                           44,094                 39,595

Long-term debt, excluding current portion                                                358,167                287,835
Convertible subordinated debentures                                                      137,980                137,980
Refundable portion of life estate fees                                                    44,305                 43,386
Deferred life estate income                                                               53,091                 51,606
Tenant deposits                                                                            7,449                  6,913
Deferred gain on sale-leaseback transactions                                               2,828                  3,168
Deferred income taxes                                                                     14,370                 15,236
Other long-term liabilities                                                                4,449                  6,524
                                                                                        --------               --------
      Total liabilities                                                                  666,733                592,243

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized, no
    shares issued or outstanding                                                              --                     --
  Common stock, $.01 par value; 200,000,000 shares authorized,
    17,035,944 and 17,145,343 shares issued and outstanding, respectively                    170                    171
  Additional paid-in capital                                                             144,806                145,444
  Retained earnings                                                                          779                  2,553
                                                                                        --------               --------
      Total shareholders' equity                                                         145,755                148,168
                                                                                        --------               --------
      Total liabilities and shareholders' equity                                        $812,488               $740,411
                                                                                        ========               ========

See accompany notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                                       Three Months Ended September 30,
                                                                                      ---------------------------------
                                                                                        2000                    1999
                                                                                      --------                --------
Revenues:
   Resident and health care                                                           $ 52,359                $ 41,590
   Management and development services                                                   1,073                   2,772
                                                                                      --------                --------
     Total revenues                                                                     53,432                  44,362

Operating expenses:
   Community operating expenses                                                         36,936                  26,871
   Lease expense, net                                                                    4,979                   3,364
   General and administrative                                                            4,722                   3,686
   Depreciation and amortization                                                         4,547                   3,288
                                                                                      --------                --------
     Total operating expenses                                                           51,184                  37,209
                                                                                      --------                --------
     Operating income                                                                    2,248                   7,153

Other income (expense):
   Interest expense                                                                     (9,768)                 (6,572)
   Interest income                                                                       3,660                   2,616
   Other                                                                                   552                    (188)
                                                                                      --------                --------
      Other expense, net                                                                (5,556)                 (4,144)
                                                                                      --------                --------
      Income (loss) before income taxes and minority interest                           (3,308)                  3,009

Income tax (benefit) expense                                                            (1,098)                  1,143
                                                                                      --------                --------

      Income (loss) before minority interest                                            (2,210)                  1,866

Minority interest in losses of consolidated subsidiaries, net of tax                       468                     213
                                                                                      --------                --------

      Net income (loss)                                                               $ (1,742)               $  2,079
                                                                                      ========                ========

Basic earnings (loss) per share:                                                      $  (0.10)               $   0.12
                                                                                      ========                ========

Diluted earnings (loss) per share:                                                    $  (0.10)               $   0.12
                                                                                      ========                ========

Weighted average shares used for basic earnings (loss) per share data                   17,024                  17,138
Effect of dilutive common stock options                                                     --                      --
                                                                                      --------                --------
Weighted average shares used for diluted earnings (loss) per share data                 17,024                  17,138
                                                                                      ========                ========


See accompany notes to condensed consolidated finanical statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                             2000                1999
                                                                                          ---------           ---------
Revenues:
  Resident and health care                                                                $ 145,372           $ 122,213
  Management and development services                                                         3,599              10,197
                                                                                          ---------           ---------
     Total revenues                                                                         148,971             132,410

Operating expenses:
  Community operating expenses                                                               99,458              77,573
  Lease expense, net                                                                         12,597               9,517
  General and administrative                                                                 13,381              10,449
  Depreciation and amortization                                                              12,589               9,993
                                                                                          ---------           ---------
     Total operating expenses                                                               138,025             107,532
                                                                                          ---------           ---------
     Operating income                                                                        10,946              24,878

Other income (expense):
  Interest expense                                                                          (26,473)            (16,759)
  Interest income                                                                            11,173               5,941
  Other                                                                                         403                (259)
                                                                                          ---------           ---------
     Other expense, net                                                                     (14,897)            (11,077)
                                                                                          ---------           ---------
     Income (loss) before income taxes, minority interest and extraordinary loss             (3,951)             13,801

Income tax expense                                                                           (1,334)              5,251
                                                                                          ---------           ---------

  Income (loss) before minority interest and extraordinary loss                              (2,617)              8,550

Minority interest in losses of consolidated subsidiaries, net of tax                            967                 348
                                                                                          ---------           ---------

  Income (loss) before extraordinary loss                                                    (1,650)              8,898

Extraordinary loss on extinguishment of debt, net of tax                                       (124)                 --
                                                                                          ---------           ---------
  Net income (loss)                                                                       $  (1,774)          $   8,898
                                                                                          =========           =========

Basic earnings (loss) per share:
  Basic earnings (loss) per share before extraordinary loss                               $   (0.10)          $    0.52
  Extraordinary loss, net of tax                                                              (0.01)                 --
                                                                                          ---------           ---------
  Basic earnings (loss) per share                                                         $   (0.10)          $    0.52
                                                                                          =========           =========

Diluted earnings (loss) per share:
  Diluted earnings (loss) per share before extraordinary loss                             $   (0.10)          $    0.52
  Extraordinary loss, net of tax                                                              (0.01)                 --
                                                                                          ---------           ---------
  Diluted earnings (loss) per share                                                       $   (0.10)          $    0.52
                                                                                          =========           =========

Weighted average shares used for basic earnings (loss)  per share data                       17,102              17,126
Effect of dilutive common stock options                                                          --                  10
                                                                                          ---------           ---------
Weighted average shares used for diluted earnings (loss) per share data                      17,102              17,136
                                                                                          =========           =========

See accompany notes to condensed consolidated finanical statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                  2000                1999
                                                                                --------           ---------

Cash flows from operating activities:
  Net income (loss)                                                             $ (1,774)          $   8,898
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                12,589               9,993
     Amortization of deferred entrance fee revenue                                (5,037)             (5,683)
     Amortization of deferred financing costs                                      1,542                 991
     Proceeds from terminated lifecare contracts                                   1,767               2,176
     Deferred income tax (benefit) expense                                          (866)              1,631
     Amortization of deferred gain on sale-leaseback transactions                   (340)               (339)
     Minority interest in losses of consolidated subsidiaries                       (967)               (348)
     Losses from unconsolidated joint ventures                                       411               1,292
     Gain on sale of land                                                            259                  --
  Changes in assets and liabilities, net of effects from acquisitions:
     Accounts receivable                                                             846              (3,160)
     Inventory                                                                        68                  10
     Prepaid expenses                                                             (1,678)               (157)
     Other assets                                                                 (3,088)             (2,095)
     Accounts payable                                                                 14              (3,416)
     Accrued expenses                                                               (949)              3,165
     Tenant deposits                                                                  64                (195)
     Other liabilities                                                            (1,658)             (1,634)
                                                                                --------           ---------

Net cash and cash equivalents provided by operating activities                     1,203              11,129

Cash flows from investing activities:
     Additions to land, buildings and equipment                                  (34,592)            (46,765)
     Expenditures for acquisitions, net of cash received                          (6,082)                 --
     Reimbursements from (advances for) development projects, net                 (1,254)              6,907
     Investments in joint ventures                                                   (75)               (430)
     Receipts (payments) for purchase options                                      4,000              (7,516)
     Other investing activities                                                     (426)              1,144
  Changes in assets and liabilities, net of effects from acquisitions:
     Expenditures for leasehold acquisitions, net                                 (9,651)                 --
     Purchase of assets limited as to use                                         (8,311)            (11,982)
     Issuance of notes receivable                                                 (5,892)            (57,269)
                                                                                --------           ---------
Net cash used by investing activities                                            (62,283)           (115,911)

Cash flows from financing activities:
     Proceeds from the issuance of long-term debt                                 86,935             113,012
     Proceeds from life estate sales, net of refunds                               5,864               8,261
     Principal payments on long-term debt                                        (23,714)             (3,084)
     Principal reductions in master trust liability                               (1,847)             (3,338)
     Expenditures for financing costs                                             (1,769)             (2,767)
     Other financing activities                                                     (639)              1,859
                                                                                --------           ---------
Net cash provided by financing activities                                         64,830             113,943
                                                                                --------           ---------

  Net increase in cash and cash equivalents                                        3,750               9,161
                                                                                --------           ---------
Cash and cash equivalents at beginning of period                                  21,881              20,400
                                                                                --------           ---------
Cash and cash equivalents at end of period                                      $ 25,631           $  29,561
                                                                                ========           =========


See accompany notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                   Nine months ended September 30,
                                                                                   -------------------------------
                                                                                         2000             1999
                                                                                       -------          -------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                           $24,208          $15,423
                                                                                       =======          =======
    Income taxes paid                                                                  $   211          $ 5,004
                                                                                       =======          =======

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

See accompany notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       EARNINGS PER SHARE

Basic earnings or loss per share for the three and nine months ended September 30, 2000 and 1999 have been computed on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share includes dilutive common stock equivalents, which consist of in-the-money stock options. During the three and nine months ended September 30, 2000, there were 409,535 and 444,049 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the quarter ended and year-to-date periods September 30, 2000, and therefore were not included in the computation of diluted earnings per share.

The Company's 5 3/4% Convertible Debentures outstanding during the periods presented were not included in the computation of diluted earnings per share because the conversion price ($24.00 per share) was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

                                                    Three Months                   Nine Months
                                                Ended September 30,             Ended September 30,
                                                2000          1999              2000           1999
                                              -------        -------           -------       -------
Average number of options (in thousands)          313          1,959             1,272         1,229
Weighted-average exercise price               $ 12.06        $ 16.02           $ 15.46       $ 16.77


In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. As of September 30, 2000, the Company has purchased $1,198,705 or 211,400 shares of common stock.

3.       LONG TERM DEBT

During the nine months ended September 30, 2000, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 based upon certain conditions. The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus 3 3/4%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in April 2002, but can be extended to April 2003 based upon certain conditions.

The Company used a portion of the proceeds on the above loans to refinance a term note to a bank, repaying the outstanding amount of $14.3 million. This note had a maturity date of December 2001, with fixed interest at 8.2%. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on extinguishment of debt during the first quarter of 2000.

The Company modified a mortgage payable to a bank as part of a new building expansion. The original floating rate note had a maximum borrowing amount of $6.8 million, which was increased to $11.4 million. Interest is payable monthly at LIBOR plus 2 1/4%. As of September 30, 2000, $10.7 million was outstanding on this note.

The Company also entered into a mortgage note with an investment company in the amount of $12.0 million. Interest at 9.5% plus principal is payable monthly, with the note maturing on June 2025. The note is secured by certain land and buildings.

The Company assumed a mortgage note payable to a bank in the amount of $7.9 million as part of the dissolution of a joint venture in which the Company was a member. The dissolution is described in Footnote 6. Interest and principal are payable monthly, with the note maturing in March 2006. Interest is paid at a base Treasury rate plus 2%. The note is secured by certain land and buildings.

During the three months ended September 30, 2000, the Company entered into a construction loan from a mortgage lender in the amount of $10.3 million, which may be increased to $12.0 million, with variable interest payable at EURO-LIBO (Euro-Dollar rate request) plus 2 1/2%. Interest is payable monthly, with all remaining balances due in September 2003. The maturity date of the note may be extended to September 2005 based upon certain conditions. As of September 30, 2000, $7.2 million was outstanding on this note.

Additionally, $31.6 million of proceeds from issuance of long-term debt was from additional borrowings under existing credit facilities, primarily from a $100.0 million revolving line of credit, of which $96.0 million was outstanding at September 30, 2000. These funds were used primarily for construction or expansion of retirement communities, and expenditures for acquisitions of retirement communities and leasehold acquisitions.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Debentures. The timing and amount of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. The program is expected to be completed during 2000 or 2001, although no repurchases have occurred as of September 30, 2000.

4.       ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities, it would be abandoning certain development projects and reviewing others with respect to the senior living network strategy. As a result, the Company recorded total asset impairments and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. The pretax costs of $12.5 million include $5.8 of asset write-offs and accruals of $6.7 million for contractual losses and other costs. The Company made cash payments of $423,000, $5.3 million and $70,000 in the quarters ended March 31, June 30 and September 30, 2000, respectively, related to these costs. An accrual of $927,000 remains at September 30, 2000. The Company will continue to evaluate the adequacy of the remaining accrual. The Company has been marketing the land parcels associated with certain of the abandoned projects, although no sales occurred during the nine months ended September 30, 2000. The Company intends to continue these marketing activities in the fourth quarter.

5.       COMMITMENTS AND CONTINGENCIES

The Company has financed the costs of certain senior living communities owned by others that are leased or managed by the Company. The Company is obligated to and anticipates providing approximately $1.5 million of additional financing for these communities.

The Company provides development services to senior living communities owned by others. Under the terms of the development agreements, the Company receives fixed fees of approximately 5.0% of the total projected construction costs of the communities. Such fees are recognized over the terms of the development agreements using a method that approximates the percentage-of-completion method. The Company recognized $63,000 and $965,000 of development fee revenue during the three months ended September 30, 2000 and 1999, respectively, and $886,000 and $5.3 million of development fee revenue during the nine months ended September 30, 2000 and 1999, respectively. The Company owns the land upon which 14 of these senior living communities are located, and has leased the land for terms of 50 years.

Upon completion of the construction, the owners of the senior living communities lease the properties to various special purpose entities (SPEs). The Company has entered into various management agreements with the SPEs to manage the operations of the leased senior living communities. The agreements provide for the payment of management fees to the Company based on a percentage of each community's gross revenues and requires the Company to fund the SPEs' operating deficits above specified amounts. The Company recorded no operating deficits and $582,000 of operating deficits during the three and nine months ended September 30, 2000, versus no operating deficits during the three and nine months ended September 30, 1999. The Company is required to pledge certificates of deposit or other investment instruments to the lessors as part of these arrangements. At September 30, 2000, the Company has pledged certificates of deposit and other investments in the aggregate amount of $59.4 million, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these investments.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance ("Arizona DOI") has notified the owner of this community that it is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona DOI, the Company has provided the Arizona DOI with a limited guaranty relating to the financial performance of the community, and has notified the Arizona DOI of the Company's intention to enter into a lease or acquisition transaction regarding the community on or before December 31, 2000, if the Company can reach acceptable terms with the owner. While the Company and the owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona DOI to take steps to appoint a receiver for the community.

The Company has discovered that its property in Knoxville, Tennessee has several significant construction or design deficiencies that result in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company has moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company has also involved its outside counsel and its insurance carrier in these issues, and is in discussions with the construction contractors and the design participants of the project. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company. The Company recorded certain impairment charges related to this property, and others, during the quarter ended December 31, 1999, as discussed in Footnote 4.

6.       ACQUISITIONS AND OTHER TRANSACTIONS

On January 1, 2000, the Company acquired a senior living community previously managed by the Company for $4.5 million.

The Company had previously managed a retirement community located in Glenmore, Pennsylvania, which was owned by a previously related party. In conjunction with the management agreement, the Company had an option to purchase the community upon specified terms. On May 26, 2000, the Company assigned its purchase option to a third party, which exercised the option and purchased the property. The Company subsequently entered into a series of agreements with this third party to lease and operate the retirement community. As part of this transaction, the Company acquired certain assets and liabilities from the previous owners of the community for $1.0 million. In connection with this transaction, the Company is required to maintain $17.6 million of assets limited as to use, on which the Company receives the interest earned on these deposits.

The Company owned a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The Company determined that this venture did not fit with the Company's Senior Living Network strategy. As of June 1, 2000, the parties dissolved the joint venture, with each party retaining one of the assisted living communities, along with the liabilities associated with that community. As a result of the dissolution, the Company recorded assets of $8.2 million, consisting primarily of land and buildings. The Company also assumed $8.2 million of liabilities, consisting primarily of a $7.9 million mortgage note payable. The Company has no further management responsibility for, or liability with respect to, the community that was retained by the other party.

During the three months ended September 30, 2000, the Company entered into an operating lease for an assisted living community that was purchased during the three months ended June 30, 2000. The community is located in Marietta, Georgia and was leased to a third party for a five-year term with a renewal option for an additional five years.

During the nine months ended September 30, 2000, the Company acquired from various SPEs the assets or leasehold interests and assumed certain liabilities of eleven retirement communities in exchange for total payments of $9.7 million, net of cash received, which was recorded as leasehold acquisition costs. One of these communities is still under construction. The costs of acquiring the leasehold interests are being amortized as lease expense on a straight-line basis over the remaining terms of the respective leases. The assets and liabilities were recorded at cost, which approximates fair value.

Three of the leasehold interests were acquired, for $5.6 million, from an affiliate of John Morris, a director of the Company. In addition the Company has advanced amounts for certain costs of affiliates of John Morris. At September 30, 2000, approximately $3.8 million was due to the Company from these affiliates.

Such amounts are expected to be reimbursed through the acquisition of the leasehold interests of these affiliates.

The Company is in discussions with various SPEs to acquire some or all of the leasehold interests in the assisted living communities that the Company currently is developing or managing on behalf of third parties. At September 30, 2000, there were 15 assisted living communities owned by various SPEs. The Company intends to acquire the leasehold interests in three communities during the fourth quarter of 2000 for a combined price of approximately $5.1 million, with any remaining community leasehold acquisitions likely to occur during 2001 through 2002. For completed leasehold acquisitions, the Company expects to incur significant start-up and operating losses until the communities achieve break-even occupancy levels.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard. SFAS 133 standardizes the accounting for derivative instruments. The Company participates in interest rate swap transactions, which would be considered derivatives under SFAS 133. The Company has not entered into any other derivative transactions. To date, the net effect of the interest rate swaps to the Company's results of operations has not been material. Therefore, SFAS 133 is not anticipated to significantly affect the results of operations or the financial position of the Company. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation" which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees." FIN 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN 44 are effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998 or January 12, 2000. Under FIN 44, no adjustments are to be made upon initial application of FIN 44 for periods prior to July 1, 2000. FIN 44 had no impact on transactions of the Company subsequent to December 15, 1998 or January 12, 2000. The Company will comply with FIN 44 for any stock compensation transactions entered into subsequent to July 1, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued SAB 101B, which amends the transition guidance for SAB 101. The Company must adopt the provisions of SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000. The Company is in the process of evaluating what impact, if any, this SAB will have on the Company's revenue recognition policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services company providing a broad range of care and services to seniors within a residential setting. As of September 30, 2000, the Company operated 60 senior living communities in 15 states with an aggregate capacity for approximately 14,300 residents. The Company owned 22 communities, leased 16 communities pursuant to long-term leases, and managed 22 communities pursuant to management agreements. The Company is constructing or developing six senior living communities and expanding two of its existing communities to add aggregate estimated capacity for approximately 1,300 residents, including several joint venture projects with third parties. As of September 30, 2000, the Company's owned communities had a stabilized occupancy rate of 94%, its leased communities had a stabilized occupancy rate of 93%, and its managed communities had a stabilized occupancy rate of 89%. The Company considers a community or expansion thereof to be stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. Stabilized communities also include any managed communities that have been open at least 12 months.

The Company's primary strategy is to develop Senior Living Networks in major metropolitan regions. The Company has assembled a portfolio of large retirement communities that provide some or all of independent living, assisted living and skilled nursing care. In the same markets, the Company builds or acquires freestanding assisted living, Alzheimer's or skilled nursing residences as satellites to expand the continuum of housing and care into that market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels. The Company's methods to develop Senior Living Networks include: (i) selective acquisitions of senior living communities, including continuing care retirement communities and assisted living residences; (ii) development of senior living communities, including special living units and programs for residents with Alzheimer's and other forms of dementia; (iii) expansion of existing communities; and (iv) selective acquisition of other properties and businesses that are complementary to the Company's operations and growth strategy.

During the quarter ended December 31, 1999, the Company announced that, as a result of changes in the senior living industry environment, it would shift from filling out its Senior Living Networks by development of new assisted living residences to selective acquisitions of existing communities within those networks. In conjunction with this decision, the Company abandoned several planned and early-stage projects in its development pipeline and suspended all new freestanding assisted living development. As a result, the Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. The pretax costs of $12.5 million include $5.8 of asset write-offs and accruals of $6.7 million for contractual losses and other costs. During the nine months ended September 30, 2000, the Company settled the majority of these contractual loss obligations. The Company has been marketing the land parcels associated with certain of the abandoned projects, although no sales occurred during the nine months ended September 30, 2000. The Company intends to continue these marketing activities in the fourth quarter.

The Company reported a net loss of $1.8 million, or ($0.10) diluted loss per share, on total revenues of $149.0 million, as compared with net income of $8.9 million, or $0.52 diluted earnings per share, on revenues of $132.4 million for the nine months ended September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

The Company's total revenues are comprised of (i) resident and health care revenues and (ii) management and development services revenue. The Company's resident and health care revenues are comprised primarily of (i) monthly service fees and ancillary revenues from independent and assisted living residents, which, as a percentage of total resident and health care revenues, were 76.7% and 80.0% for the three months ended September 30, 2000 and 1999, respectively, and 77.2% and 79.2% for the nine months ended September 30, 2000 and 1999, respectively, (ii) per diem charges from residents receiving nursing care, which, as a percentage of total resident and health care revenues, were 17.7% and 14.1% for the three months ended September 30, 2000 and 1999, respectively, and 17.5% and 14.2% for the nine months ended September 30, 2000 and 1999, respectively, and (iii) the amortization of entrance fees, at certain life-care communities, over each resident's actuarially determined life expectancy (or building life for contingent refunds) which, as a percentage of total resident and health care revenues, were 2.8% for the three months ended September 30, 2000 and 1999, respectively, and 2.2% and 3.3% for the nine months ended September 30, 2000 and 1999, respectively. Management and development services revenue as a percentage of total revenues was 2.0% and 6.2% for the three months ended September 30, 2000 and 1999, respectively, and 2.4% and 7.7% for the nine months ended September 30, 2000 and 1999, respectively. Over 95% of the Company's total revenues for each of the three and nine month periods ended September 30, 2000 and 1999 were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private pay co-insurance and, to a lesser extent, Medicaid.

The Company's operating expenses are comprised of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

The following table sets forth certain resident capacity and occupancy data for the periods indicated:

                                                 September 30, 2000             September 30, 1999
                                                 ------------------             ------------------

                                               Stable(1)        Total          Stable(1)       Total
END OF PERIOD CAPACITY
Owned                                            5,313           5,777          5,042          5,284
Leased                                           2,936           3,467          2,475          2,475
Managed                                          3,811           5,033          4,046          5,476
                                                 -----           -----          -----          -----
Total                                           12,060          14,277         11,563         13,235
                                                ======          ======         ======         ======

END OF PERIOD OCCUPANCY
Owned                                               94%             89%            95%            92%
Leased                                              93%             84%            93%            90%
Managed                                             89%             75%            93%            80%
Total                                               92%             83%            94%            87%

-------------------
(1) Stable means communities or expansions thereof that have either
(i) been open and owned at least 12 months, or (ii) achieved 95% occupancy. Includes managed communities that have been open at least 12 months.

SAME COMMUNITY RESULTS

The following table sets forth certain selected financial and operating data on a Same Community basis. For purposes of the following discussion, "Same Community basis" refers to communities that were owned and/or leased by the Company throughout each of the periods being compared. Three communities, at which significant expansions occurred during 1999 or 2000, have been excluded from the comparative data and will return to the Same Community group upon stabilization of the community following the expansions.

STATEMENT OF OPERATIONS DATA FOR SAME COMMUNITIES:
(DOLLARS IN THOUSANDS, EXCEPT OTHER DATA)

                                                        Three Months Ended                     Nine Months Ended
                                                        -------------------                    -----------------
                                                           September 30,                         September 30,
                                                           -------------                         -------------
                                                2000           1999        % change      2000          1999         % change
                                                ----           ----        --------      ----          ----         --------

Resident and health care revenues              $36,246        33,777          7.3%     $104,066        97,192          7.1%
Community operating expense                     23,318        21,392          9.0%       66,726        61,667          8.2%
                                               -------       -------                   --------       -------
  Resident income from operations               12,928        12,385          4.4%       37,340        35,525          5.1%
  Resident income from operations margin(1)       35.7%         36.7%        (1.0)%        35.9%         36.6%        (0.7)%

Lease expense                                    3,407         3,298          3.3%        9,212         8,858          4.0%
Depreciation and amortization                    2,594         2,256         14.9%        7,652         6,789         12.7%
                                               -------       -------                   --------       -------
  Income from operations                         6,927         6,831          1.4%       20,476        19,878          3.0%

Other data:
  Resident capacity                              6,103         6,061          0.7%        5,908         5,866          0.7%
  Number of communities                             21            21           --            20            20           --
  Average occupancy rate(2)                       94.6%         93.4%         1.2%         94.0%         92.3%         1.7%

  Average monthly revenue
    per occupied unit(3)                       $ 2,363       $ 2,244          5.3%     $  2,354       $ 2,247          4.7%
  Average monthly expense
    per occupied unit(4)                       $ 1,520       $ 1,421          7.0%     $  1,509       $ 1,426          5.8%


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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues Total revenues were $53.4 million compared to $44.4 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $9.1 million, or 20.4%. Resident and health care revenue increased by $10.8 million while management and development services revenue decreased by $1.7 million. The increase in resident and health care revenue was primarily attributable to revenues derived from senior living communities acquired or leased after September 30, 1999 and Same Community revenue increases. Management and development services revenue decreased as a percentage of total revenue to 2.0% from 6.2% for the three months ended September 30, 2000 and 1999, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. The Company has shifted its focus to a more acquisition-oriented method of creating its Senior Living Networks and, therefore, has discontinued new development of freestanding assisted living residences, for which the Company receives development fees. As a result of this change, the Company expects that its development fee revenue will be significantly lower than prior year levels throughout 2000.

The Company had a stabilized occupancy rate of 92% compared to 94% as of September 30, 2000 and 1999, respectively, and had a total occupancy rate of 83% compared to 87% as of September 30, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of a large number of new communities and expansions that have increased capacity, many of which are in the fill-up stage.

Resident and health care revenues attributable to Same Communities were $36.2 million compared to $33.8 million for the three months ended September 30, 2000 and 1999, respectively. This increase was derived from a 1.9% increase in average occupied units and a 5.3% increase in average monthly revenue per occupied unit. Excluding entry-fee communities, resident and health care revenues increased 7.6% for these same periods, derived from a 2.1% increase in occupied units and a 5.4% increase in average rates. Same Community average occupancy rates increased to 94.6% compared to 93.4% for the three months ended September 30, 2000 and 1999, respectively.

Community Operating Expenses Community operating expenses increased to $36.9 million compared to $26.9 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $10.1 million, or 37.5%. The increase in community operating expenses was primarily attributable to expenses from expansions and from communities acquired or leased after September 30, 1999. Additionally, this increase is the result of increased labor, insurance, facility and marketing costs at various new communities, as well as expansion of services provided within all communities. Community operating expenses as a percentage of resident and health care revenues increased to 70.5% from 64.6% for the three months ended September 30, 2000 and 1999, respectively. The increase in community operating expenses as a percentage of resident and health care revenues is primarily attributable to the acquisition during the second half of 1999 and during 2000 of various assisted living communities that are currently managed by the Company or being developed by the Company on behalf of third parties, which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next twelve to eighteen months. The Company expects community operating expenses to remain at greater than historical levels as a percentage of resident and health care revenues as the Company continues to acquire assisted living communities that are managed or being developed by the Company.

Same Community operating expenses increased to $23.3 million compared to $21.4 million for the three months ended September 30, 2000 and 1999, respectively. This increase is primarily the result of increased insurance, premiums, reserves and labor costs. Labor cost increases have resulted from a competitive labor market, as well as an increase in nursing and assisted living services. Same Community operating expenses as a percentage of Same Community revenues increased to 64.3% from 63.3% for the three months ended September 30, 2000 and 1999, respectively. Excluding entry-fee communities, Same Community operating expenses as a percentage of Same Community revenues increased to 63.3% from 62.9% for the three months ended September 30, 2000 and 1999, respectively.

Lease Expense Lease expense increased to $5.0 million compared to $3.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase was attributable to leases entered into after September 30, 1999, including several acquisitions of leasehold interests. Same Community lease expense increased to $3.4 million compared to $3.3 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of 3.3%.

General and Administrative General and administrative expense increased to $4.7 million compared to $3.7 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $1.0 million, or 28.1%. The increase was primarily related to increases in salaries and benefits associated with the operation of an increased number of communities, as well as the overhead support costs associated with the Senior Living Networks in various geographic areas. General and administrative expense as a percentage of total revenues increased to 8.8% compared to 8.3% for the three months ended September 30, 2000 and 1999, respectively.

Depreciation and Amortization Depreciation and amortization expense increased to $4.5 million compared to $3.3 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $1.3 million, or 38.3%. Same Community depreciation and amortization expense increased to $2.6 million compared to $2.3 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $338,000, or 15.0%. The increases were primarily related to the opening or acquisition of communities and expansion of communities since September 30, 1999, as well as ongoing capital expenditures.

Other Income (Expense) Interest expense increased to $9.8 million, net of capitalized interest of $456,000, compared to $6.6 million, net of capitalized interest of $441,000, for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $3.2 million, or 48.6%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity, as well as increased interest rates. Interest income increased to $3.7 million compared to $2.6 million for the three months ended September 30, 2000 and 1999, respectively, primarily due to income generated from certificates of deposit and notes receivable associated with certain leasing transactions and management agreements.

Income Tax (Benefit) Expense The provision for income taxes was a $1,098,000 benefit compared to a $1,143,000 expense for the three months ended September 30, 2000 and 1999, respectively. The Company's effective tax rate was 33.0% and 38.0% for the three months ended September 30, 2000 and 1999, respectively. Based on the estimated annual earnings, the Company reduced its effective tax rate from 41% in the second quarter to 33% in the third quarter.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax Minority interest in losses of two consolidated subsidiaries, net of tax for the three months ended September 30, 2000 was $468,000, representing an increase of $255,000 from $213,000 for the comparable 1999 period. The increase was primarily attributable to the losses of one of the communities which opened in May 2000.

Net Income (Loss) The Company experienced a net loss for the quarter of $1.7 million or $.10 per share compared to net income of $2.1 million or $.12 per share for the three months ended September 30, 2000 and 1999, respectively. The primary cause of the loss was $2.7 million of pre-tax start-up losses at pre-stable freestanding assisted living communities. The eleven managed assisted living projects acquired during 2000, of which a number have or are about to be opened, incurred $1.8 million of start-up losses. The Company expects to continue to incur losses in the near term and until the newly acquired communities complete the fill-up stage.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues Total revenues were $149.0 million compared to $132.4 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $16.6 million, or 12.5%. Resident and health care revenue increased by $23.2 million while management and development services revenue decreased by $6.6 million. The increase in resident and health care revenue was primarily attributable to Same Community revenue increases and revenues derived from senior living communities acquired or leased after September 30, 1999. Management and development services revenue decreased as a percentage of total revenue to 2.4% from 7.7% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. The Company has shifted its focus to a more acquisition-oriented method of creating its Senior Living Networks and, therefore, has discontinued new development of freestanding assisted living residences, for which the Company receives development fees. As a result of this change, the Company expects that its development fee revenue will be significantly lower than prior year levels throughout 2000.

The Company had a stabilized occupancy rate of 92% compared to 94% as of September 30, 2000 and 1999, respectively, and had a total occupancy rate of 83% compared to 87% as of September 30, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of a large number of new communities and expansions that have increased capacity, many of which are in the fill-up stage.

Resident and health care revenues attributable to Same Communities were $104.1 million compared to $97.2 million for the nine months ended September 30, 2000 and 1999, respectively. This increase was derived from a 2.2% increase in average occupied units and a 4.7% increase in average monthly revenue per occupied unit. Excluding entry-fee communities, the resident and health care revenues increased 7.5% for these same periods, derived from a 2.3% increase in occupied units and a 5.1% increase in average rates. Same Community average occupancy rates increased to 94.0% compared to 92.3% for the nine months ended September 30, 2000 and 1999, respectively.

Community Operating Expenses Community operating expenses increased to $99.5 million compared to $77.6 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $21.9 million, or 28.2%. The increase in community operating expenses was primarily attributable to expenses from expansions and from communities acquired or leased after September 30, 1999. Additionally, this increase is the result of increased labor, insurance, facility and marketing costs at various new communities, as well as expansion of services provided in all communities. Community operating expenses as a percentage of resident and health care revenues increased to 68.4% from 63.5% for the nine months ended September 30, 2000 and 1999, respectively. The increase in community operating expenses as a percentage of resident and health care revenues is primarily attributable to the acquisition during the second half of 1999 and during 2000 of various assisted living communities that are currently managed by the Company or being developed by the Company on behalf of third parties, that are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next twelve to eighteen months. The Company expects community operating expenses to remain at greater than historical levels as a percentage of resident and health care revenues as the Company continues to acquire assisted living communities that are managed or being developed by the Company.

Same Community operating expenses increased to $66.7 million compared to $61.7 million for the nine months ended September 30, 2000 and 1999, respectively. This increase is primarily the result of increased insurance, premiums, reserves and labor costs. Labor cost increases have resulted from a competitive labor market, as well as an increase in nursing and assisted living services. Same Community operating expenses as a percentage of Same Community revenues increased to 64.1% from 63.4% for the nine months ended September 30, 2000 and 1999, respectively. Excluding entry-fee communities, Same Community operating expenses as a percentage of Same Community revenues remained unchanged at 62.8% for the nine months ended September 30, 2000 and 1999, respectively.

Lease Expense Lease expense increased to $12.6 million compared to $9.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase was attributable to leases entered into after September 30, 1999, including several acquisitions of leasehold interests. Same Community lease expense increased to $9.2 million compared to $8.9 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of 4.0%.

General and Administrative General and administrative expense increased to $13.4 million compared to $10.4 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $2.9 million, or 28.1%. The increase was primarily related to increases in salaries and benefits associated with the operation of an increased number of communities, as well as the overhead support costs associated with the Senior Living Networks in various geographic areas. General and administrative expense as a percentage of total revenues increased to 9.0% compared to 7.9 % for the nine months ended September 30, 2000 and 1999, respectively.

Depreciation and Amortization Depreciation and amortization expense increased to $12.6 million compared to $10.0 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $2.6 million, or 26.0%. Same Community depreciation and amortization expense increased to $7.7 million compared to $6.8 million for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $863,000, or 12.7%. The increases were primarily related to the opening or acquisition of communities and expansion of communities since September 30, 1999, as well as ongoing capital expenditures.

Other Income (Expense) Interest expense increased to $26.5 million, net of capitalized interest of $1.2 million, compared to $16.8 million, net of capitalized interest of $1.5 million, for the nine months ended September 30, 2000 and 1999, respectively, representing an increase of $9.7 million, or 58.0%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity, as well as increased interest rates. Interest income increased to $11.2 million compared to $5.9 million for the nine months ended September 30, 2000 and 1999, respectively, primarily due to income generated from certificates of deposit and notes receivable associated with certain leasing transactions and management agreements.

Income Tax Expense The provision for income taxes was a $1,334,000 benefit compared to a $5,251,000 expense for the nine months ended September 30, 2000 and 1999, respectively. The Company's effective tax rate was 34.0% and 38.0% for the nine months ended September 30, 2000 and 1999, respectively. Based on the estimated annual earnings, the Company increased its effective tax rate from 19% in the second quarter to 34% in the third quarter.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax Minority interest in losses of two consolidated subsidiaries, net of tax, for the nine months ended September 30, 2000 was $967,000, representing an increase of $619,000 from $348,000 for the comparable 1999 period. The increase was primarily attributable to the losses of one of the communities which opened in May 2000.

Extraordinary Loss During the nine months ended September 30, 2000, the Company repaid a term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt.

Net Income (Loss) The Company experienced a net loss for the nine months ended of $1.8 million or $.10 per share compared to net income of $8.9 million or $.52 per share for the period ended September 30, 2000 and 1999, respectively. The primary cause of the loss was $5.4 million of pre-tax start-up losses at pre-stable freestanding assisted living communities. The eleven managed assisted living projects acquired during 2000, of which a number have or are about to be opened, incurred $2.6 million of start-up losses. The Company expects to continue to incur losses in the near term and until the newly acquired communities complete the fill-up stage.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its activities with long-term mortgage borrowings, the net proceeds from public offerings of debt and equity, and cash flows from operations. At September 30, 2000, the Company had $507.1 million of indebtedness outstanding, including $138.0 million of 5 3/4% convertible subordinated debentures due in 2002 (the "5 3/4% Convertible Debentures"), $103.2 million of indebtedness to a capital corporation, and $265.9 million of indebtedness to a selection of banks or other lending institutions. The indebtedness has maturities ranging from fourth quarter 2000 to April 2028. As of September 30, 2000, approximately 54.9% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.9%. The Company's variable rate indebtedness carried an average rate of 8.8% as of September 30, 2000. As of September 30, 2000, the Company had working capital of $18.3 million.

Net cash provided by operating activities was $1.2 million compared to $11.1 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's unrestricted cash balance was $25.6 million as of September 30, 2000.

Net cash used by investing activities was $62.3 million compared to $115.9 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used during the nine months ended September 30, 2000 was primarily due to additions to land, buildings and equipment of $34.6 million, purchases of assets limited as to use of $8.3 million, advances under notes receivable of $5.9 million, expenditures for acquisitions of $6.1 million, expenditures for leasehold acquisitions of $9.7 million, advances for development projects of $1.3 million, offset by $4.0 million provided by purchase option receipts.

Net cash provided by financing activities was $64.8 million compared to $113.9 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided during the nine months ended September 30, 2000 was primarily due to proceeds from the issuance of long-term debt of $86.9 million, and the sale of life estate contracts, net of refunds, of $5.9 million, which was partially offset by principal payments on long-term debt of $23.7 million (including a debt repayment in the amount of $14.3 million as a result of a refinancing), long-term debt financing costs of $1.8 million, and principal payments under master trust agreements of $1.8 million.

During the nine months ended September 30, 2000, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 upon satisfaction of certain conditions. The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus
3 3/4%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in April 2002, but can be extended to April 2003 based upon certain conditions. The Company used a portion of the proceeds on the above loans to refinance a term note to a bank, repaying the outstanding amount of $14.3 million. This note had a maturity date of December 2001, with fixed interest at 8.2%. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on extinguishment of debt during the first quarter of 2000.

The Company increased a mortgage note payable to a bank as part of a new building expansion. The original floating rate note had a maximum borrowing amount of $6.8 million, which was increased to $11.4 million. Interest is payable monthly at LIBOR plus 2 1/4%. As of September 30, 2000, $10.7 million was outstanding on this note. The Company also entered into a mortgage note with an investment company in the amount of $12.0 million. Interest at 9.5% plus principal is payable monthly, with the note maturing in June 2025. The note is secured by certain land and buildings. In addition, the Company assumed a mortgage note payable to a bank in the amount of $7.9 million as part of the dissolution of a joint venture in which the Company was a member. Interest and principal are payable monthly, with the note maturing in March 2006. Interest is paid at a base Treasury rate plus 2%. The note is secured by certain land and buildings.

During the three months ended September 30, 2000, the Company entered into a construction loan from a mortgage lender in the amount of $10.3 million, with variable interest payable at LIBO (Euro-based dollar rate) plus 2 1/2%. Interest is payable monthly, with all remaining balances due in September 2003. The maturity date of the note may be extended to September 2005 based upon certain conditions. As of September 30, 2000, $7.2 million was outstanding on this note.

The remaining $31.6 million of proceeds from issuance of long-term debt was from additional borrowings under existing credit facilities, primarily from a $100.0 million revolving line of credit, of which $96.0 million was outstanding at September 30, 2000. These funds were used primarily for construction or expansion of retirement communities, and expenditures for acquisitions of retirement communities and leasehold acquisitions.

In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. The Company also announced, in March 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of the Company's 5 3/4% Convertible Debentures. The purchases are anticipated to be made primarily in the open market over the next year. For both plans the timing and amount of purchases will depend upon prevailing market conditions, alternative uses of capital and other factors. The programs are expected to be completed during 2000 or 2001. As of September 30, 2000, the Company had not purchased any 5 3/4% Convertible Debentures, and had purchased $1,198,705 or 211,400 shares of common stock.

The Company's various credit facilities, as amended, contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserves and occupancy levels. Most of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. A significant amount of the Company's indebtedness is cross-defaulted.

The Company has in recent quarters constructed and opened a significant number of free-standing assisted living communities, three of which opened during the three months ended September 30, 2000. As part of this expansion program, the Company has one assisted living community under construction, which is expected to open in early 2001. In addition, five assisted living communities were recently substantially completed. The Company anticipates that these five communities will open during the fourth quarter of 2000. While many of these communities are currently leased by various SPEs and managed by the Company, it is the intention of the Company to acquire the leasehold interests in some or all of these properties during 2000 through 2002. As of September 30, 2000, seven of these assisted living communities are leased by an affiliate of John Morris, a director of the Company, and are managed by the Company.

The Company is currently expanding two of its existing senior living communities. In addition, the Company is formulating plans to develop or expand various senior living communities, but does not intend to initiate the construction of these projects prior to finalizing acceptable financing arrangements.

During the second half of 1999 and during 2000, the Company opened or acquired interests in various assisted living communities, that were previously managed or developed by the Company for third parties. The Company anticipates that these communities will continue to incur start-up losses over the next twelve to eighteen months, or until the fill-up stage is completed. The Company expects to continue to acquire assisted living communities that are currently managed or being developed by the Company for third parties. The Company expects that as a result of the addition of several newly opened assisted living properties and the acquisition of additional assisted living communities, the Company will continue to incur significant start-up losses in the near term and until those communities complete the fill-up stage.

The Company expects that its current cash and cash equivalents, cash flow from operations and borrowings available to it under existing credit arrangements, will be sufficient to meet its operating requirements and to fund its start-up losses and anticipated growth for at least the next twelve months. The Company expects to use a wide variety of financing sources to fund its future growth, including conventional mortgage financing, leasing, unsecured bank financing, partnership and joint venture relationships, and public and private debt and equity, among other sources. There can be no assurance that financing from such sources will be available in the future or, if available, that such financing will be available on terms acceptable to the Company. The current market price of the Company's Common Stock makes offerings of Common Stock to the public unlikely in the near term.

OTHER MATTERS

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona DOI has notified the owner of this community that it is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona DOI, the Company has provided the Arizona DOI with a limited guaranty relating to the financial performance of the community, and has notified it of the Company's intention to enter into a lease or acquisition transaction regarding the community on or before December 31, 2000, if it can reach acceptable terms with the owner. While the Company and the owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona DOI to take steps to appoint a receiver for the community.

The Company is in discussions with the various SPEs to acquire some or all of the leasehold interests in the assisted living communities that the Company currently is developing or managing. There are 15 assisted living communities that are owned by various SPEs. The Company intends to acquire leasehold interests in three communities during the fourth quarter of 2000 for a combined price of approximately $5.1 million, with any remaining community leasehold acquisitions likely to occur during 2001 through 2002. For completed leasehold acquisitions, the Company expects to incur significant start-up and operating losses until the communities achieve break-even occupancy levels.

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

During the nine months ended September 30, 2000, a number of the Company's employees (including all of the executive officers of the Company) voluntarily cancelled 1,660,793 of their options to purchase stock issued under the Company's option plan. As a result, the Company currently has 749,734 options outstanding under its option plan. The compensation committee of the Company's Board of Directors anticipates granting a substantial number of new options to such employees in future periods. Any new options would have exercise prices equal to the then-prevailing market price for the Company's common stock, and such other terms and provisions as the compensation committee shall then determine. However, the Company has not committed or agreed to issue new options to employees. The future issuances of options will be based upon a number of factors, including the advice of the Company's compensation consultants, and will be made only in light of then-existing facts and circumstances.

The Company maintains property, general liability and professional malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. Recently, the number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically. The Company's existing liability policies expired on July 1, 2000, and, in order to renew its liability coverage, the Company was required to pay significantly higher premiums. In addition, the Company's new liability policies contain deductibles that are significantly larger than the deductibles that the Company has historically maintained. As a result, effective in the third quarter of 2000, the Company has incurred significantly higher costs and/or reserves with respect to liability claims, as well as higher premiums. The Company believes that this is a current market condition, and is exploring alternatives to reduce its liability insurance costs and deductibles.

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

At September 30, 2000, notional amounts of the Company's two existing swap agreements were $17.8 million and $35.3 million maturing November 10, 2006 and July 1, 2008, respectively. Under the agreements the Company receives fixed rates of 7.19% and 6.87%, respectively, and pays floating rates based upon LIBOR and a foreign currency basket with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter, respectively. The Company does not expect changes in interest rates to have a material effect on income or cash flows during the next twelve months, although there can be no assurances that interest rates will not significantly change and materially affect the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         10.1 Construction Loan Agreement, dated September 28, 2000 between ARC Scottsdale, LLC and Guaranty Federal Bank, F.S.B.

         10.2 First Amendment to Amended and Restated Financing and Security Agreement

         10.3 First Amendment to Amended and Restated Guaranty of Payment Agreement

         27       Financial Data Schedule for SEC use only (2000)

b.       Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         American Retirement Corporation
Date:  November 14, 2000                        By:  /s/ George T. Hicks
                                                     -------------------
                                                George T. Hicks
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (principal financial and
                                                 accounting officer)