Form 10-K
period 2000-12-31
AMERICAN RETIREMENT CORP
filed 2001-03-30
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000
         Commission file number  01-13031

                         American Retirement Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Tennessee                                                62-1674303
---------                                                ----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

111 Westwood Place, Suite 200, Brentwood, TN               37027
--------------------------------------------               -----
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code: (615) 221-2250

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                                    Name of Each Exchange on Which Registered
-------------------                                                    -----------------------------------------
Common Stock, par value $.01 per share ................................                NYSE
5 3/4% Convertible Subordinated Debentures due 2002 ...................                NYSE
Series A Preferred Stock Purchase Rights ..............................                NYSE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 2001, 17,166,209 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was $43.4 million, based on the closing sale price of the common stock of $4.05 on the New York Stock Exchange on that date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 3, 2001 are incorporated by reference into Part III, items 10, 11, 12 and 13 of this Form 10-K.

                                    CONTENTS:

                                                                                                                        PAGE
                                                                                                                        ----
PART I                                                                                                                    3
Item 1.           Business                                                                                                3
Item 2.           Properties                                                                                             14
Item 3.           Legal Proceedings                                                                                      17
Item 4.           Submission of Matters to a Vote of Security Holders                                                    17
PART II                                                                                                                  18
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                                  18
Item 6.           Selected Financial Data                                                                                18
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations                  21
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk                                              36
Item 8.           Financial Statements and Supplementary Data                                                            36
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   68
PART III                                                                                                                 68
Item 10.          Directors and Executive Officers of the Registrant                                                     68
Item 11.          Executive Compensation                                                                                 68
Item 12.          Security Ownership of Certain Beneficial Owners and Management                                         68
Item 13.          Certain Relationships and Related Transactions                                                         68
PART IV                                                                                                                  68
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        68

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

American Retirement Corporation, and its wholly-owned and majority owned subsidiaries (collectively referred to as the "Company"), is a national senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, and skilled nursing services. Established in 1978, the Company currently operates 62 senior living communities in 15 states, with an aggregate capacity for approximately 14,500 residents. The Company owns 21 communities, leases 21 communities, and manages 20 communities pursuant to management agreements.

The Company has experienced significant growth since the early 1990s through the acquisition and development of senior living communities in major metropolitan markets. The Company is developing these communities into Senior Living Networks that provide a continuum of housing and care for seniors, including independent living, assisted living, skilled nursing care and specialized care such as Alzheimer's and memory enhancement programs. The Company's strategy combines large continuing care retirement communities ("CCRCs") with stand-alone assisted living or skilled nursing residences as satellites to expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price and care levels.

Although the Company operates its Senior Living Networks on a fully integrated basis, the Company's operations are divided into two business segments: (1) Retirement Centers and (2) Free-standing Assisted Living Communities ("Free-standing ALs"). The Retirement Centers are generally comprised of the Company's CCRCs and its independent living communities including those at which assisted living and/or nursing services are provided. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. Retirement Centers comprise 32 of the Company's 62 senior living communities, with capacity for approximately 11,700 residents, and generated 94% of the Company's total resident fees in 2000.

The Company's operating philosophy was inspired by the vision of its founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by providing the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of its residents.

The Company's predecessor, American Retirement Communities, L.P. (the "Predecessor" or "ARCLP"), was formed in February 1995 through a combination of certain entities (the "Predecessor Entities") that owned, operated, or managed various senior living communities. Each of the Predecessor Entities was organized at the direction the Company. As a result of the combination, ARCLP issued partnership interests to the partners and shareholders of the Predecessor Entities in exchange for their limited partnership interests and stock in the Predecessor Entities, and thereby became the owner, directly or indirectly, of all of the assets of the Predecessor Entities.

American Retirement Corporation was incorporated in February 1997 as a wholly-owned subsidiary of ARCLP in anticipation of the Reorganization (defined below) and the Company's initial public offering in May 1997 (the "IPO"). Simultaneously with the IPO, ARCLP was reorganized (the "Reorganization") with the result that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of the Company's Common Stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization Note"). The Company issued 3,593,750 shares of Common Stock in the IPO, resulting in net proceeds of approximately $45.0 million. The Company used a portion of the net proceeds from the IPO to repay the Reorganization Note.

The Company acquired privately held Freedom Group Inc. ("FGI") and certain entities affiliated with FGI and its chairman, Mr. Robert Roskamp, in July 1998. The consideration paid at closing was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. As a result of the acquisition, the Company acquired three CCRCs and assumed the management of four additional CCRCs. The Company also acquired, for $4.0 million, options to purchase two of the managed CCRCs. The Company also entered into a development and management contract for, and acquired an option to purchase, one additional CCRC then under development. The transaction was accounted for as a purchase. On May 26, 2000, the Company assigned to an unrelated third party its option to acquire one of the managed properties. The third-party purchased the property and the Company simultaneously entered into a series of agreements with the third-party pursuant to which the Company leases and operates the retirement community. The Company chose to cancel one of the other purchase options, and received a full refund of its $2.0 million option payment during the third quarter of 2000. The parties to the management agreement for that community mutually agreed to terminate the management agreement in December 2000.

CARE AND SERVICES PROGRAMS

The Company provides a wide array of senior living and health care services at its communities, including independent living, assisted living and memory enhanced services (with special programs and living units for residents with Alzheimer's and other forms of dementia), and skilled nursing and sub-acute services. By offering a variety of services and involving the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plans to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

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

Certain of the Company's communities provide housing and health care services through entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The amount of the entrance fee varies depending on the resident's health care benefit election. These agreements obligate the Company to provide certain levels of future health care services to the resident for defined periods of care, in some cases for life. The agreements terminate when the resident leaves the community. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is a long-term liability and is recorded by the Company as refundable portion of life estate fees, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon annually adjusted actuarial projections. Additionally, under these agreements the residents pay a monthly service fee which entitles them to the use of certain amenities and services. Residents may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

The Company also provides housing to residents at certain communities under an entrance fee agreement providing that the entrance fee is refundable to the resident or the resident's estate contingent upon the occupancy of the unit by a succeeding resident. The resident also shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entrance fee is recorded by the Company as refundable portion of life estate fees and is amortized into revenue using the straight-line method over the remaining life of the building. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of one year or until the unit is reoccupied.

Assisted Living and Memory Enhanced Services

The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services. The residents utilizing the Company's assisted living services generally need assistance with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission, in consultation with the resident and the resident's family and medical consultants, each assisted living resident is assessed to determine his or her health status, including functional abilities and need for personal care services. Each resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident whenever possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include: Personal Care Services which provide assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management, Support Services such as meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services and Supplemental Services which include extra transportation services, extra laundry services, non-routine care services and special care services for residents with Alzheimer's and other forms of dementia.

The Company maintains programs and special units at its assisted living communities for residents with Alzheimer's and other forms of dementia that provide the attention, care, and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and a lifeskills-based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry, and housekeeping. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. These special care areas are designed to allow residents the freedom to ambulate while safely keeping them within a secure area, with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained by residents whose constant movement increases their caloric expenditure. Resident fees for these special units are dependent on the size of the unit, the design type, and the level of services provided.

These assisted living and memory enhanced services are provided to the residents for monthly service fees. The Company recognizes these fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the thirty-day period for which they give notice.

Skilled Nursing and Sub-Acute Services

The Company provides traditional skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of sub-acute care services in certain of its communities. Sub-acute care is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury, or disease, but who do not require many of the services provided in an acute care hospital. Sub-acute care is typically rendered immediately after, or in lieu of, acute hospitalization in order to treat such specific medical conditions. These skilled nursing and sub-acute services are provided to the individuals on a daily basis, as needed, and revenues are recognized when earned.

OPERATING SEGMENTS

Although the Company operates its Senior Living Networks on a fully integrated basis, the Company's operations are divided into two operating segments, Retirement Centers and Free-standing ALs. The Retirement Centers are generally comprised of the Company's CCRCs and its independent living communities including those at which assisted living and/or nursing services are provided. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. Retirement Centers comprise 32 of the Company's 62 senior living communities, representing approximately 11,700 of the Company's 14,500 resident capacity, and generated 93% of the Company's total resident fees in 2000. During 2000, the portfolio of Free-standing ALs operated by the Company grew from 20 (four owned, three leased, and 13 Managed SPE Communities) to 30 (six owned, 12 leased, and 12 Managed SPE Communities); therefore the consolidated number of Free-standing ALs increased from seven to 18. A substantial majority of these Free-standing ALs have recently opened, and are unstabilized and are in the fill-up stage.

As a result of the Company's substantial increase in Free-standing ALs, the Company determined to separate its operations in order to focus on separate management techniques and operating strategies for its two business-lines. Segregating the mature Retirement Centers from the unstabilized Free-standing ALs is indicative of how management views and analyzes the Company's operating activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and Note 18 of the Company's consolidated financial statements.

MANAGED SPE COMMUNITIES

During the late 1990s, the Company entered into a number of agreements with special purpose entities (SPEs) for the development and management of certain Free-standing ALs, ("Managed SPE Communities"). Under the terms of these agreements, the SPE's lease the assisted living communities from third-party lessors, which are primarily subsidiaries of financial institutions. The Company enters into agreements to manage the communities for the SPEs. Currently the Company manages 12 communities for those SPEs, six of which are affiliates of John Morris, a director of the Company. The agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues, and require the SPEs to fund all costs associated with the operations of the communities up to certain specified limits. The Company is responsible for paying operating costs that exceed the SPE funding limits and has guaranteed approximately $26.0 million of the mortgage financing for these communities. In the event that the Company funds any costs above the specified limits, the Company records these costs using a modified equity method of accounting. In 2000 and 1999, respectively, the Company recorded $2.2 million and $374,000 of funding costs as Equity in Losses of Managed SPE Communities.

The Company has options to purchase or has rights of first refusal to acquire the leasehold interests in these Managed SPE Communities, but is under no obligation to do so. The Company acquired 13 of these leasehold interests and acquired one community during 2000. Two of the 13 leasehold interests and the one community acquired during 2000 opened during the first quarter of 2001, and one of the communities was subsequently leased to a third party during 2000. The Company is in discussions with the various SPEs to assume some or all of the remaining 12 communities that are currently managed by the Company. The aggregate development costs of the 12 communities was approximately $152 million, excluding the working capital to fund operations during their respective fill-up periods. Of the $152 million of total development costs, $41.5 million was provided by REIT lessors, $66 million was provided by first mortgage debt (guaranteed by the Company), and the balance of $44.5 million was provided by the Company in the form of notes receivable. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of those leasehold interests in Managed SPE Communities during 2001 and 2002. If all were acquired, the combined purchase price would be approximately $20.0 to $25.0 million. The timing of these leasehold acquisitions will depend on a variety of factors, including prevailing market conditions, the Company's financing plans, the availability of capital, alternative uses of capital, and general economic conditions. If the Company does not acquire these leasehold interests, the Company is still responsible for funding future operating losses which exceed specified limits.

During 2001, the Company expects to incur significant operating losses in connection with the stabilization of the recent 13 leasehold acquisitions. In addition, the Company anticipates incurring costs greater than those incurred during 2000 relating to its obligation to fund the Managed SPE Communities as a result of operating losses in excess of the limits for which the SPE's are responsible. These losses and funding obligations are likely to continue until these communities reach break-even occupancy.

BUSINESS STRATEGY

Since the early 1990's, the Company has grown significantly, primarily through acquisitions of Retirement Centers, expansions of existing communities, and development of Free-standing ALs. As a result of oversupply, significant pricing pressures and other adverse conditions affecting the assisted living industry, the Company has ceased developing new Free-standing ALs in order to focus on increasing the Company's revenues and cashflows, strengthening its balance sheet and improving the Company's operations. Set forth below are the key elements of the Company's current business strategy:

Increase Revenues

The Company intends to increase its revenues by improving occupancy levels at its communities, selective rate increases, expanding service offerings, and emphasizing sales and marketing efforts.

The Company anticipates continued high-levels of occupancy at its Retirement Centers, which, as a whole, have maintained strong occupancy levels. The Company anticipates improving occupancy at its Retirement Centers, and intends to take advantage of the high occupancy trends through selective expansions. During 2000, the Company completed large expansions of two Retirement Centers, which are currently in the fill-up stages. Management continues to focus on maintaining and improving occupancy within these Retirement Centers.

The Company's Free-standing ALs are largely unstablized and in the fill-up stage. Management believes that the Company's reputation for and commitment to a high quality of care, quality of support services offered, price of services, physical appearance, amenities associated with the communities, and location will attract new residents and increase occupancy. In addition, the Company believes that combining these services through the Senior Living Networks offers a range of senior living services, improving demand and thus improving occupancy.

The Company anticipates the implementation of rate increases at its Retirement Centers in many markets. Some Retirement Center contracts stipulate a maximum allowable annual rate increase. Due to competitive pressures, the Company has less pricing flexibility at its Free-standing ALs and offers various discount programs as move-in incentives to facilitate the fill-up process. These incentive programs generally provide a certain discounted rate for a specified time period, typically six months, with the rate increasing to the standard rate subsequent to the discount period. The Company continually assesses contractual rate increase allowances, each communities' competitors' rates, areas of high demand, and cost inflations in order to improve profitability.

The Company provides services that are complementary to senior living and health care services, including Alzheimer and memory enhanced services, as well as various types of therapy. These ancillary services do not constitute a significant portion of the Company's revenues, but management believes that the provision of ancillary services can be important in attracting new residents and preparing the Company for future changes in the senior living and health care industry. Management also anticipates that certain of these ancillary services, particularly therapy services, are likely to grow in the future and provide the Company with additional opportunities to increase revenues, as well as margins.

The Company is actively involved in developing and maintaining business relationships and in exploring opportunities for improving occupancy and increasing margin. A cornerstone of the Company's culture is its incentive compensation system, which rewards managers who are able to meet budget, improve profitability and develop improved processes. The Company's marketing efforts are designed to expand its operations by developing lasting relationships with physicians, hospitals, and pharmacies, real estate developers and asset managers, and other sources of referrals. The Company encourages its managers to pursue new opportunities at the local level while simultaneously selectively targeting key clients and projects at a regional level.

Maintain Strict Cost Management and Achieve Operating Efficiencies

In order to provide competitively priced services and enhance the Company's financial performance, the Company must contain costs. Managers are trained to analyze staffing and cost control issues, and each community is carefully tracked on a monthly basis to determine whether financial results are within budgeted and forecasted ranges. Because of the substantial performance-based components of their compensation, managers are continuously motivated to contain the costs of their operations. Because the Company's business is dependent, to some extent, on personal relationships, the Company provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that typically are not readily available to independent operators such as management support, marketing and business expertise, training, and financial and information systems. The Company continues to seek ways to reduce costs and improve margins through efficiencies in management and marketing programs, strategic alliances, integration, and synergies. Consistent with past practices, the Company will continue to evaluate strategic alternatives that will provide efficiencies.

Selective Dispositions

The Company intends to selectively pursue dispositions of certain of its assets that are not located within its Senior Living Networks in an effort to reduce operating losses, control costs and raise capital. In addition, the Company will continue to identify and explore opportunities to expand its Retirement Centers and to provide the Company with additional capital through strategic joint ventures or alliances.

ACQUISITIONS AND OTHER TRANSACTIONS

On January 1, 2000, the Company acquired a health center at a CCRC in San Antonio, Texas for $4.5 million. The Company managed the health center prior to the acquisition. The health center has 141 total units, of which 124 are skilled nursing and 24 are assisted living. The health center is attached to a large independent living retirement center currently managed by the Company.

On May 26, 2000, the Company entered into a long-term lease for a senior living community located in West Brandywine, Pennsylvania, which the Company had been managing pursuant to a management agreement entered into in conjunction with the FGI acquisition. In conjunction with the FGI acquisition, the Company acquired an option to purchase the community upon specified terms. On May 26, 2000, the Company assigned its purchase option to an unrelated third party, which exercised the option and purchased the property. The Company simultaneously entered into a series of agreements with this new owner to lease and operate the retirement community. As part of this transaction, the Company acquired for $1.0 million certain assets and liabilities from the previous owner of the community. In connection with this transaction, the Company is required to maintain $17.6 million of assets limited as to use, on which the Company receives the interest earned.

The Company owned a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The Company subsequently determined that this venture did not fit with the Company's Senior Living Network strategy. As of June 1, 2000, the parties dissolved the joint venture, with each party retaining one of the assisted living communities, along with the liabilities associated with that community. As a result of the dissolution, the Company recorded assets of $8.2 million, consisting primarily of land and buildings. The Company also assumed $8.2 million of liabilities, consisting primarily of a $7.9 million mortgage note payable. The Company has no further management responsibility for, or liability with respect to, the community that was retained by the other party.

On July 24, 2000, the Company ceased operating an assisted living community located in Marietta, Georgia that the Company determined did not fit within the Company's Senior Living Network strategy. The Company leased the community to a third party, which assumed responsibility for the community's operations. The lease has a five-year term with a renewal option for an additional five years.

On December 18, 2000, the Company sold a community located in Westlake, Ohio and simultaneously leased the property back from the buyer. The community was originally acquired by the Company in October 1994 and has 302 units consisting of 246 independent living and 56 assisted living units. At the transaction date, the community had a net book basis of $13.2 million and was sold for approximately $26.0 million. The gain has been deferred and will be recognized into income over the life of the lease. The Company anticipates that a portion of the taxable gain from the transaction will be deferred by like-kind exchanges that the Company anticipates consummating in 2001. In conjunction with the lease, the Company has a right of first refusal to purchase the community.

During the year, the Company acquired from various SPEs the assets and leasehold interests of 13 Managed SPE Communities and acquired one Managed SPE Community that the Company previously managed, in exchange for total payments of $14.3 million, net of cash received, which was recorded as leasehold acquisition costs. Two of the 13 leasehold interests and the one community acquired during 2000 opened during the first quarter of 2001, and one of the communities was subsequently leased to a third party during 2000. The Company also assumed certain liabilities in connection with these acquisitions. The costs of acquiring the leasehold interests are being amortized as lease expense on a straight-line basis over the remaining base terms of the respective leases. The assets and liabilities were recorded at cost, which approximates fair value.

Four of these leasehold interests were acquired, for $6.2 million, from a SPE that is affiliated with John Morris, a director of the Company. One of the communities was subsequently leased to a third party during 2000. The Company manages six additional Free-standing ALs leased by affiliates of John Morris. In addition, the Company has advanced amounts for certain costs of these Managed SPE communities affiliated with Dr. Morris. At December 31, 2000, approximately $1.2 million was due to the Company from these affiliates. Such amounts are expected to be reimbursed through the future acquisition of the leasehold interests of these affiliates.

GOVERNMENT REGULATION

The senior living and health care industries are subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. The Company's skilled nursing facilities and home health agencies are subject to federal certification requirements in order to participate in the Medicare and Medicaid programs. While a number of states have not yet enacted statutes or regulations specifically governing assisted living facilities, the Company's communities are subject to regulation, licensing, certificate of need ("CON") review, and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary by state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. The Company believes that such regulation will increase in the future, and that regulation of the assisted living industry is evolving and is likely to become more burdensome, although the Company is unable to predict the content of new regulations or their effect on its business. In the ordinary course of business, one or more of the Company's communities could be cited for operating or other deficiencies by regulatory authorities. In such cases, the appropriate corrective action would be taken.

There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns. In particular, the Department of Health and Human Services ("DHHS") has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These regulations, which have an effective date of April 14, 2001, and a compliance date of April 14, 2003, restrict how health care providers use and disclose individually identifiable health information. Under HIPAA, DHHS also has proposed regulations governing electronically maintained or transmitted health-related information. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Compliance with these regulations is required by October 16, 2002. Failure to comply with regulations enacted under HIPAA could result in civil and criminal penalties. The Company will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties. Management believes that the Company should be able to replace or modify its systems and procedures to ensure compliance with HIPAA and other legislation or regulations. Management does not expect costs incurred with relation to HIPAA to have a material impact on the Company's operating results.

The Balanced Budget Act ("BBA") of 1997 included sweeping changes to Medicare and Medicaid, significantly reducing rates of increase for payments to home health agencies and skilled nursing facilities. In 1999 and 2000, Congress enacted legislation that lessened the impact of the BBA. Under the BBA, beginning in the cost reporting years following January 10, 2001, skilled nursing facilities are no longer reimbursed under a cost based system, but will utilize a prospective payment system ("PPS") under which facilities are reimbursed on a per diem basis. Also, as required by the BBA, the DHHS implemented a PPS for home health care services for cost reporting periods beginning on and after October 1, 2000. Approximately 5.0%, 4.4%, and 4.7% of the Company's total revenues from continuing operations for the years ended December 31, 2000, 1999, and 1998, respectively, were attributable to Medicare, including Medicare-related private co-insurance and Medicaid.

Federal and state anti-remuneration and self-referral laws, such as anti-kickback laws, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services, and have often been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referrals. In addition, there are various Federal and state laws prohibiting other types of fraud and abuse by health care providers, including criminal and civil provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid and failing to refund overpayments or improper payments. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare, Medicaid, and other state and Federal reimbursement programs. There can be no assurance that such laws will be interpreted in a manner consistent with current or past practices of the Company.

The Arizona Department of Insurance has notified the owner of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community, and has notified the Arizona DOI of the Company's intention to enter into a lease of the community, if the Company can reach acceptable terms with the owner. The Department has tentatively indicated that the proposed lease will result in the community's compliance with the applicable Arizona statute. While the Company and owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will not enforce the law strictly or that the Company can successfully negotiate a lease with the owner of the community that is acceptable to both the Company and the Arizona DOI. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

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

COMPETITION

The senior living and health care services industry is highly competitive and the Company expects that all providers within the industry will become increasingly competitive in the future. During the mid- to late-1990's, a large number of assisted living units were developed and most have opened by 2000. This additional capacity has had the effect of increasing the time required to fill assisted living units in most markets and has resulted in significant pricing pressures in those markets. The Company believes that the primary competitive factors in the senior living and health care services industry are
(i) reputation for and commitment to a high quality of care; (ii) quality of support services offered; (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives, many of whom may have greater financial resources than the Company. In addition, the Company competes with many assisted living companies that are currently insolvent or that are likely to be insolvent in the future. These competitors may gain a competitive advantage over the Company as a result of the effect of bankruptcy or other insolvency proceedings.

The Company believes it has a reputation as a leader in the industry and as a provider of high quality services. Because seniors tend to choose senior living communities near their homes or their families, the Company's principal competitors are other senior living and long-term care communities in the same local geographic areas as the Company's communities. The Company is one of the largest companies in the senior living health care industry and is not limited to a single geographic region. The Company's size has also allowed it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers. The market for these professionals has become very competitive, with resulting pressure on salaries and compensation levels. However, the Company believes it is able to attract and retain quality managers through its reputation, and through its incentive compensation that directly rewards successful efforts and places a premium on profitable growth.

INSURANCE

The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. Recently, the number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically. The Company's previous liability policies expired on July 1, 2000, and, in order to renew its liability coverage, the Company was required to pay significantly higher premiums. In addition, the Company's new liability policies contain deductibles that are significantly higher than those the Company has historically maintained. As a result, beginning in the third quarter of 2000, the Company began to pay higher premiums and to establish higher reserves for potential liability claims. The Company believes this market condition is temporary, but is likely to persist for the foreseeable future. As a result, the Company is exploring alternatives to reduce its liability insurance costs and deductibles. The Company also has underlying and umbrella excess liability protection policies in the amount of at least $25.0 million in the aggregate. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

ENVIRONMENTAL MATTERS

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

EMPLOYEES

The Company employs approximately 7,600 persons. As of December 31, 2000, none of the Company's employees were represented by a labor union. However, subsequent to year-end, approximately 28 of 52 total employees at a Free-standing AL in Cleveland, Ohio voted to unionize. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning the executive officers of the Company.

NAME                          AGE                            POSITION
----                          ---                            --------
W. E. Sheriff                 58     Chief Executive Officer
Christopher J. Coates         50     President and Chief Operating Officer
George T. Hicks               43     Executive Vice President - Finance, Chief Financial Officer
H. Todd Kaestner              45     Executive Vice President - Corporate Development
James T. Money                53     Executive Vice President - Senior Living Network Development
Gregory B. Richard            47     Executive Vice President - Operations
Ross C. Roadman               51     Senior Vice President - Strategic Planning and Investor Relations
Terry Frisby                  50     Senior Vice President - Human Resources
Bryan D. Richardson           42     Vice President - Finance

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

JAMES T. MONEY has served as Executive Vice President - Senior Living Network Development since September 1993. Mr. Money has served in various capacities for the Company's predecessors since 1978, including Vice President - Development from 1985 to 1993. Mr. Money is a member of the board of directors and the executive committee of the National Association for Senior Living Industries.

GREGORY B. RICHARD has served as Executive Vice President - Operations since January 2000. Mr. Richard was previously with a pediatric practice management company from May 1997 to May 1999 serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

ROSS C. ROADMAN has served as Senior Vice President - Strategic Planning and Investor Relations since May 1999. Previously, Mr. Roadman served in various capacities, since 1980, at Ryder System, Inc., including as Group Director of Investor and Community Relations, Assistant Treasurer, Division Controller, and Director of Planning. Before joining Ryder, he held positions with Ernst & Young and the International Monetary Fund. He serves on the boards of several educational and charitable organizations as well as being active in various professional organizations.

TERRY L. FRISBY has served as Senior Vice President - Human Resources since January 1999. Mr Frisby served as Vice President - Corporate Culture and Compliance from July 1998 to January 1999. Prior to this Mr. Frisby was principal of a healthcare consulting business located in Nashville, Tennessee, from 1988 to 1998. Mr. Frisby serves on the Executive Council for Human Resources with the Assisted Living Federation of America.

BRYAN D. RICHARDSON has served as Vice President - Finance since April 2000. Mr. Richardson was previously with a graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994.

ITEM 2.  PROPERTIES

The table below sets forth certain information with respect to the senior living communities currently operated by the Company.

RETIREMENT CENTER

                                                                                Resident Capacity(1)
                                                                -------------------------------------------------
                                                                                                                     Commencement
           Community                      Location                 IL         AL       ME         SN       Total   of Operations(2)
           ---------                      --------              -------------------------------------------------  ----------------
OWNED(3):
Broadway Plaza                           Ft. Worth, TX             252         40       --        122        414        Apr-92
Carriage Club of Charlotte               Charlotte, NC             355         62       34         42        493        May-96
Carriage Club of Jacksonville          Jacksonville, FL            292         60       --         --        352        May-96
Freedom Plaza Sun City Center         Sun City Center, FL          542         22        4        113        681        Jul-98
Freedom Village Holland                   Holland, MI              450         22       29         67        568        Jul-98
The Hampton at Post Oak                   Houston, TX              162         39       --         56        257        Oct-94
Heritage Club                             Denver, CO               220         35       --         --        255        Feb-95
Homewood at Corpus Christi            Corpus Christi, TX            60         30       --         --         90        May-97
Lake Seminole Square                     Seminole, FL              395         34       --         --        429        Jul-98
Parklane West                           San Antonio, TX             --         17       --        124        141        Jan-00
Parkplace                                 Denver, CO               195         43       17         --        255        Oct-94
Richmond Place                           Lexington, KY             206         60       17         --        283        Apr-95
Santa Catalina Villas                     Tucson, AZ               217         70       15         42        344        Jun-94
The Summit at Westlake Hills              Austin, TX               167         30       --         90        287        Apr-92
Wilora Lake Lodge                        Charlotte, NC             142         43       --         --        185        Dec-97
                                                                 -----      -----      ---      -----     ------
     Subtotal                                                    3,655        607      116        656      5,034

LEASED:
Freedom Village Brandywine(4)            Glenmore, PA              380         17       17         47        461        Jun-00
Holley Court Terrace(5)                  Oak Park, IL              179         17       --         --        196        Jul-93
Homewood at Victoria(6)                  Victoria, TX               60         30       --         --         90        May-97
Imperial Plaza(7)                        Richmond, VA              850        152       --         --      1,002        Oct-97
Oakhurst Towers(8)                        Denver, CO               195         --       --         --        195        Feb-99
Park Regency(9)                          Chandler, AZ              154         --       --         66        220        Sep-98
Rossmoor Regency(10)                   Laguna Hills, CA            210         --       --         --        210        May-98
Trinity Towers(11)                    Corpus Christi, TX           220         62       20         76        378        Jan-90
Westlake Village (12)                    Cleveland, OH             246         56       --         --        302        Oct-94
                                                                 -----      -----      ---      -----     ------
     Subtotal                                                    2,494        334       37        189      3,054

MANAGED(13):
Burcham Hills                          East Lansing, MI            138         99       --        133        370        Nov-78
Freedom Plaza Arizona(14)                 Peoria, AZ               455         34       42        256        787        Jul-98
Freedom Square(15)                       Seminole, FL              497        107       69        192        865        Jul-98
Glenview at Pelican Bay                   Naples, FL               150         --       --         35        185        Jul-98
Somerby at Jones Farm(16)               Huntsville, AL             110         48       --         --        158        Apr-99
Somerby at University Park(16)          Birmingham, AL             148        105       15         --        268        Apr-99
The Towers                              San Antonio, TX            505         --       --         --        505        Oct-94
Williamsburg Landing                   Williamsburg, VA            360         45       15         58        478        Sep-85
                                                                 -----      -----      ---      -----     ------
     Subtotal                                                    2,363        438      141        674      3,616
                                                                 -----      -----      ---      -----     ------
     Total Retirement Centers                                    8,512      1,379      294      1,519     11,704
                                                                 =====      =====      ===      =====     ======

FREE-STANDING ASSISTED LIVING

                                                                                Resident Capacity(1)
                                                                    -------------------------------------------
                                                                                                                   Commencement
           Community                          Location                IL        AL       ME      SN       Total  of Operations(2)
           ---------                          --------              -------------------------------------------- ----------------
OWNED(3):
Homewood at Brookmont Terrace (17)           Nashville, TN             --        57      34        --        91       May-00
Homewood at Deane Hill                       Knoxville, TN             --        78      26        --       104       Oct-98
Homewood at Flint (McLaren)(18)                Flint, MI               --        80      34        --       114       Apr-00
Homewood at Sun City Center(19)           Sun City Center, FL          --        60      28        --        88       Aug-99
Homewood at Tarpon Springs                Tarpon Springs, FL           --        64      --        --        64       Aug-97
Village of Homewood(20)                      Lady Lake, FL             --        32      13        --        45       Apr-98
                                                                    -----     -----     ---     -----    ------
     Subtotal                                                          --       371     135        --       506

LEASED:
Bahia Oaks Lodge(21)                         Sarasota, FL              18        82      --        --       100       Jun-98
Heritage Club at Greenwood Village(22)        Denver, CO               --        75      15        90       180       Nov-99
Homewood at Bay Pines(11)                  St Petersburg, FL           --        80      --        --        80       Jul-99
Homewood at Boca Raton(23)                  Boca Raton, FL             --        60      18        --        78       Oct-00
Homewood at Lakeway(22)                       Austin, TX               --        66      15        --        81       Sep-00
Homewood at Naples(22)                        Naples, FL               --        76      24        --       100       Sep-00
Homewood at Pecan Park(23)                  Fort Worth, TX             --        80      17        --        97       Aug-00
Homewood at Shavano Park(23)                San Antonio, TX            --        62      17        --        79       Jun-00
Hampton at Cypress Station(24)                Houston, TX              --        81      19        --       100       Feb-99
Hampton at Pearland(25)                       Houston, TX              15        52      15        --        82       Feb-00
Hampton at Pinegate(25)                       Houston, TX              --        81      15        --        96       May-00
Hampton at Spring Shadows(25)                 Houston, TX              --        54      16        --        70       May-99
                                                                    -----     -----     ---     -----    ------
     Subtotal                                                          33       849     171        90     1,143

MANAGED(13):
Hampton at Willowbrook(26)                    Houston, TX              --        66      --        --        66       Jun-99
Hampton at Shadowlake(26)                     Houston, TX              --        78      17        --        95       Apr-99
Heritage Club at Aurora(26)                   Aurora, CO               --        80      16        --        96       Jun-99
Heritage Club at Lakewood(26)                Lakewood, CO              --        78      14        --        92       Apr-00
Homewood at Boynton Beach(27)              Boynton Beach, FL           --        80      17        --        97       Jan-00
Homewood at Cleveland Park(27)              Greenville, SC             --        75      15        --        90       Aug-00
Homewood at Coconut Creek(27)              Coconut Creek, FL           --        80      18        --        98       Feb-00
Homewood at Countryside(26)                Safety Harbor, FL           --        57      26        --        83       Oct-99
Homewood at Delray Beach(27)               Delray Beach, FL            --        52      28        --        80       Oct-00
Homewood at Richmond Heights(27)             Cleveland, OH             --        78      17        --        95       Feb-00
Homewood at Rockefeller Gardens(27)          Cleveland, OH             --       105      34        --       139       Dec-99
Summit at Northwest Hills(26)                 Austin, TX               --       106      16        --       122       Aug-00
                                                                    -----     -----     ---     -----    ------
     Subtotal                                                          --       935     218        --     1,153
                                                                    -----     -----     ---     -----    ------
     Total Free-standing Assisted Living                               33     2,155     524        90     2,802
                                                                    =====     =====     ===     =====    ======

     Grand Total                                                    8,545     3,534     818     1,609    14,506
                                                                    =====     =====     ===     =====    ======

-----------------------
(1) Current resident capacity by care level and type: independent living residences (IL), assisted living residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) (AL), memory enhanced (ME), and skilled nursing beds (SN).
(2) Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.
(3) The Company's owned communities are subject to mortgage liens or serve as collateral for various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(4) The Company entered into a lease for the community in 2000. The community was owned by an entity affiliated with Mr. Roskamp, a former director of the Company. Leased pursuant to an operating lease with an initial term of five years expiring September 30, 2005, with a renewal option of one year.
(5) Leased pursuant to an operating lease with an initial term of ten years expiring December 31, 2006. The Company has a right of first refusal to purchase the community.
(6) Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten-year terms.
(7) Leased pursuant to an operating lease expiring October 2017, with a seven-year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.
(8) Leased pursuant to a 14-year operating lease expiring February 2013 from a managed entity. The Company also has an option to purchase the community at the expiration of the lease term.
(9) Leased pursuant to a five year operating lease expiring September 2003, with renewal options for up to two additional one-year terms. The Company also acquired an option to purchase the community at the expiration of the lease term.
(10) Leased pursuant to a five-year operating lease expiring May 2003, with renewal options for up to five additional one-year terms. The Company also acquired an option to purchase the community at the expiration of the lease term.
(11) Leased pursuant to an operating lease expiring November 2007, with renewal options for up to three additional ten-year terms. The Company has a right of first refusal to purchase the community.
(12) During 2000, the Company sold the property and subsequently leased the property back from the buyer. Leased pursuant to a seven-year operating lease expiring December 31, 2007, with two renewal options of 13 and ten years. The sale-leaseback agreement also includes a right of first refusal for the Company.
(13) Except as noted below, the Company's management agreements are generally for terms of three to five years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner's expense and receives a monthly fee for its services based either on a contractually fixed amount or percentage of revenues or income. As noted below, certain of the communities managed by the Company are owned by affiliates of the Company.
(14) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owners, including an entity affiliated with Mr. Roskamp, a former director of the Company. The Company is currently negotiating with the owner of this Community to convert its existing management agreement into a long-term operating lease.
(15) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owner, Mr. Roskamp, a former director of the Company, and an entity affiliated with Mr. Roskamp. The Company has an option to purchase the community at a predetermined price.
(16) The management agreements grant ARC options to purchase the communities upon achievement of stabilized occupancy at formula-derived prices.
(17) Owned by a joint venture in which the Company owns a 51% interest.
(18) Owned by a joint venture in which the Company owns a 37.5% interest.
(19) Owned by a joint venture in which the Company owns a 50% interest.
(20) Owned by a joint venture in which the Company owns a 61% interest.
(21) Leased pursuant to a five-year operating lease (with five one-year renewal options) from an unaffiliated SPE that acquired the community from a general partnership of which Robert G. Roskamp, a former director of the Company, is a partner. The Company also acquired an option to purchase the community at the expiration of the lease term.
(22) During the year, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from an SPE affiliated with John Morris, a director of the Company. Leased pursuant to an operating lease expiring April 30, 2013, with renewal options for up to four additional ten-year terms.
(23) During the year, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to an operating lease expiring July 1, 2007, with renewal options for up to two additional one-year terms. The Company also has an option to purchase the community at the expiration of the lease term.
(24) During the year, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to an operating lease expiring April 1, 2012, with renewal options for up to three additional five-year terms.
(25) During the year, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to an operating lease expiring June 24, 2012, with renewal options for up to four additional ten-year terms.
(26) The communities are managed pursuant to management agreements that provide for the payment of management fees based on a percentage of gross revenues of each community and require the Company to fund operating losses above a specified amount.
(27) The communities are owned by an unaffiliated third-party and leased by SPEs affiliated with John Morris, a director of the Company. The communities are managed pursuant to management agreements that provide for the payment of management fees based on a percentage of the gross revenues of each community and require the Company to fund operating losses above a specified amount.

ITEM 3.  LEGAL PROCEEDINGS

The ownership of property and provision of services related to the retirement industry entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that the Company will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the New York Stock Exchange under the symbol "ACR." The following table sets forth, for the periods indicated, the high and low sales prices for the Company Common Stock as reported on the NYSE.

         Year Ended December 31, 2000                   High             Low
         ----------------------------------------------------------------------
         First Quarter                                $ 8.750          $ 5.875
         Second Quarter                                 8.625            5.125
         Third Quarter                                  6.250            4.625
         Fourth Quarter                                 7.000            3.010

         Year Ended December 31, 1999                   High             Low
         ----------------------------------------------------------------------
         First Quarter                                $17.938          $13.500
         Second Quarter                                17.750           11.875
         Third Quarter                                 13.750            9.438
         Fourth Quarter                                 9.813            4.313

As of March 19, 2001, there were 534 shareholders of record and approximately 1,860 persons or entities holding Common Stock in nominee name.

It is the current policy of the Company's Board of Directors to retain all future earnings to finance the operation and expansion of the Company's business and repay debt obligations. Accordingly, the Company does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

The Company did not sell any securities during the year ended December 31, 2000 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

In February 1997, American Retirement Corporation was incorporated for purposes of effecting a reorganization of ARCLP and to complete an initial public offering (IPO). Pro forma earnings per share presented for the year ended December 31, 1997 and 1996 are based on the number of shares that would have been outstanding assuming the partners had been shareholders and is based on the 7,812,500 shares received as a result of the reorganization plus 1,562,500 shares representing the value of the $21.9 million promissory note at the IPO price of $14.00 per share. The pro forma adjustments reflected on the consolidated statements of operations for the year ended December 31, 1997 and 1996 provides for income taxes, at an effective tax rate of 36%, assuming ARCLP was subject to taxes and excludes the $3.0 million charge resulting from the difference between the accounting and tax bases of ARCLP's assets and liabilities at the time of the conversion from a limited partnership to a taxable corporation.

                                                                                                                       Predecessor
                                                                                                                       -----------
                                                                                Years Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                         2000             1999             1998            1997             1996
                                                       --------         --------         --------         -------         --------
STATEMENT OF OPERATIONS DATA:                                             (in thousands, except per share data)
Revenues:
 Resident and health care                              $200,805         $164,592         $130,036         $ 88,416        $ 71,409
 Management and development services                      5,309           10,678           12,321            1,765           1,739
                                                       --------         --------         --------         --------        --------
    Total revenues                                      206,114          175,270          142,357           90,181          73,148
Operating expenses:
    Community operating expense                         138,670          105,978           82,698           54,921          45,084
    General and administrative                           19,420           15,020           10,581            6,717           5,657
    Lease expense, net                                   18,267           12,985            9,063            3,405              --
    Depreciation and amortization                        17,142           13,692           10,025            6,632           6,900
    Asset impairments and contractual                        --           12,536               --               --              --
    losses
    Merger related costs                                     --               --              994               --              --
                                                       --------         --------         --------         --------        --------
       Total operating expenses                         193,499          160,211          113,361           71,675          57,641
                                                       --------         --------         --------         --------        --------
       Operating income                                  12,615           15,059           28,996           18,506          15,507
                                                       --------         --------         --------         --------        --------
Other income (expense):
    Interest expense                                    (36,517)         (23,668)         (17,924)         (15,056)        (12,160)
    Interest income                                      14,791            9,123            4,092            2,675             434
    Gain on sale of assets                                  267            3,036               80               35             874
    Equity in loss of managed SPE communities            (2,234)            (374)              --               --              --
    Other                                                   872             (314)            (242)             (36)            (86)
                                                       --------         --------         --------         --------        --------
       Other expense, net                               (22,821)         (12,197)         (13,994)         (12,382)        (10,938)
                                                       --------         --------         --------         --------        --------
Income (loss) from continuing
  operations before income taxes,
  minority interest extraordinary
  item and cumulative effect
  of change in accounting principle                     (10,206)           2,862           15,002            6,124           4,569
Income tax expense (benefit)                             (3,523)           1,087            5,652            4,435            (920)
                                                       --------         --------         --------         --------        --------
Income (loss) from continuing operations before
  minority interest, extraordinary item and
  cumulative effect of change in accounting
  principle                                              (6,683)           1,775            9,350            1,689           5,489
Minority interest, net of tax                               961              277               --               --              --
                                                       --------         --------         --------         --------        --------
Income (loss) from continuing operations
  before extraordinary item and
  cumulative effect of change in
  accounting principle                                   (5,722)           2,052            9,350            1,689           5,489
Discontinued operations, net of tax:
    Income (loss) from home health
      operations                                             --               --           (1,244)            (155)             44
    Write-off of home health assets                          --               --             (902)              --              --
                                                       --------         --------         --------         --------        --------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle                                   (5,722)           2,052            7,204            1,534           5,533
Extraordinary item, net of tax                             (124)              --               --           (6,334)         (2,335)
Cumulative effect of change in accounting
  for start-up costs, net of tax                             --               --             (304)              --              --
                                                       --------         --------         --------         --------        --------
Net income (loss)                                        (5,846)           2,052            6,900           (4,800)          3,198
Preferred return on special redeemable
  preferred limited partnership interests                    --               --               --               --          (1,104)
                                                       --------         --------         --------         --------        --------
Net income (loss) available for
  distribution to partners and shareholders            $ (5,846)        $  2,052         $  6,900         $ (4,800)       $  2,094
                                                       ========         ========         ========         ========        ========
Distribution to partners, excluding
    preferred distributions                            $     --         $     --         $     --         $  2,500        $  6,035
                                                       ========         ========         ========         ========        ========

Cash earnings per common share(1)                      $   0.67         $   0.92         $   1.21         $   0.17        $   0.96
                                                       ========         ========         ========         ========        ========

(1) Income (loss) before extraordinary item and cumulative effect of change in accounting principle, plus depreciation and amortization and asset impairment and contractual loss per diluted share.

                                                                                                                   Predecessor
                                                                                                                   -----------
                                                                            Years Ended December 31,
                                                       -----------------------------------------------------------------------
                                                        2000            1999           1998            1997            1996
                                                       -------        -------        -------         -------         -------
STATEMENT OF OPERATIONS DATA:                                           (in thousands, except per share data)
Pro forma earnings data:
Income from continuing operations before
    income taxes and extraordinary item                                                              $ 6,124         $ 4,569
Pro forma income tax expense                                                                           2,210           1,644
                                                                                                     -------         -------
Pro forma income from continuing
    operations before extraordinary item                                                               3,914           2,925
Income (loss) from home health
    operations, net of pro forma tax                                                                    (155)             27
                                                                                                     -------         -------
Pro forma income before extraordinary item                                                             3,759           2,952
Preferred return on special redeemable
    preferred limited partnership interests                                                               --           1,104
                                                                                                     -------         -------
Pro forma income before  extraordinary
    item available for distribution to                                                               $ 3,759         $ 1,848
    partners and  shareholders                                                                       =======         =======

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share from
    continuing operations before
    extraordinary item and cumulative
    effect of change in accounting
    principle                                          $ (0.34)       $  0.12        $  0.67
                                                       =======        =======        =======
Basic earnings (loss) per share                        $ (0.34)       $  0.12        $  0.49
                                                       =======        =======        =======
Pro forma basic earnings per share before
    extraordinary item available for
    distribution to partners and
    shareholders                                                                                     $  0.36         $  0.20
                                                                                                     =======         =======

Weighted average basic shares outstanding               17,086         17,129         13,947          10,577           9,375
                                                       =======        =======        =======         =======         =======

Diluted earnings (loss) per share from
    continuing operations before
    extraordinary item and cumulative
    effect of change in accounting
    principle                                          $ (0.34)       $  0.12        $  0.66
                                                       =======        =======        =======
Diluted earnings (loss) per share                      $ (0.34)       $  0.12        $  0.49
                                                       =======        =======        =======
Pro forma diluted earnings per share
    before extraordinary item available
    for distribution to partners and
    shareholders                                                                                     $  0.35         $  0.20
                                                                                                     =======         =======
Weighted average diluted shares
    outstanding                                         17,086         17,177         14,074          10,675           9,375
                                                       =======        =======        =======         =======         =======

                                                                                                                      Predecessor
                                                                                                                      -----------
                                                                                      At  December 31,
                                                       --------------------------------------------------------------------------
                                                         2000            1999           1998            1997              1996
                                                       --------        --------        --------        --------        ---------
                                                                                    (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                              $ 19,850        $ 21,881        $ 20,400        $ 44,583        $   3,222
Working capital (deficit)                                14,280          23,590          25,804          47,744          (14,289)
Land, buildings and equipment, net                      473,062         431,560         388,404         229,898          213,124
Total assets                                            792,480         740,411         595,854         317,154          228,162
Long-term debt, including current portion               483,690         435,988         300,667         237,354          170,689
Refundable portion of life estate fees                   44,739          43,386          48,805              --               --
Partners' and shareholders' equity                      141,957         148,168         145,842          53,918           37,882

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The Company currently operates 62 senior living communities in 15 states with an aggregate capacity for approximately 14,500 residents. The Company currently owns 21 communities, leases 21 communities pursuant to long-term leases, and manages 20 communities pursuant to management agreements. At December 31, 2000, the Company's owned communities had a stabilized occupancy rate of 93%, its leased communities had a stabilized occupancy rate of 95%, and its managed communities had a stabilized occupancy rate of 89%. The Company defines a community or expansion thereof to be stabilized when that community or expansion has either achieved 95% occupancy or been open at least 12 months.

The Company's long-term strategy is to develop and operate Senior Living Networks in major metropolitan regions. The Company portfolio of communities includes 32 large Retirement Centers and 30 Free-standing ALs, with capacity for approximately 11,700 and 2,800 residents, respectively. During 2000, the Company's Retirement Centers and Free-standing ALs generated 93% and 7% of total resident fees, respectively. Many of the Free-standing ALs are located within the same major metropolitan regions as the Retirement Centers and function as satellites to those Retirement Center hubs in order to form Senior Living Networks and expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels.

During the late 1990s and 2000, the assisted living market has suffered from adverse market conditions including significant overcapacity in most markets, longer fill-up periods, price discounting and price pressures, and increasing labor and insurance costs. As a result, the Company ceased its development of Free-standing ALs in late 1999 in order to focus on improving the performance of its existing Retirement Centers, filling its Free-standing ALs, increasing the Company's cashflow and strengthening the Company's balance sheet. Although the Company abandoned its development program late in 1999, during 2000 the number of Free-standing ALs operated by the Company, or the Free-standing AL Portfolio, grew from 20 (four owned, three leased, and 13 Managed SPE Communities) to 30 (six owned, 12 leased, and 12 Managed SPE communities); therefore the consolidated Free-standing AL communities grew from seven to 18. Substantially all of these Free-standing ALs are in the fill-up stage and are generating losses. Management expects these losses to continue until the Free-standing ALs reach stabilized occupancy, which is estimated to be approximately 15 to 24 months after opening.

The Company has recently completed the expansion of two of its existing Retirement Centers. In addition, the Company is formulating plans to develop or expand certain senior living communities, but does not intend to initiate the construction of these projects prior to finalizing acceptable financing arrangements or obtaining satisfactory equity financing through joint ventures or similar arrangements.

RESULTS OF OPERATIONS

The Company's total revenues from continuing operations are comprised of (i) resident and health care revenues and (ii) management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from four principal sources: (i) monthly service fees and ancillary revenues from independent and assisted living residents, representing 80.0%, 82.8%, and 83.7% of total resident and health care revenues for the years ended December 31, 2000, 1999, and 1998, respectively; (ii) per diem charges from nursing patients, representing 17.6%, 14.3%, and 14.2% of total resident and health care revenues for the years ended December 31, 2000, 1999, and 1998, respectively; and (iii) the amortization of non-refundable entrance fees over each resident's actuarially determined life expectancy (or building life for contingent refunds), representing 2.4%, 2.9%, and 2.1% of total resident and health care revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Approximately 95.0%, 95.6%, and 95.3% of the Company's total revenues
for the years ended December 31, 2000, 1999, and 1998, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance and Medicaid.

Certain communities provide housing and health care services through entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The amount of the entrance fee varies depending on the resident's health care benefit election. These agreements obligate the Company to provide certain levels of future health care services to the resident for defined periods of care, in some cases for life. The agreement terminates when the unit is vacated. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of life estate fees, a long-term liability, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon annually adjusted actuarial projections. Additionally, under these agreements the residents pay a monthly service fee which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

The Company also provides housing to residents at certain communities under an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident's estate contingent upon the occupation of the unit by the next resident. The resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee from the succeeding resident. The entrance fee is recorded by the Company as refundable portion of life estate fees and is amortized into revenue using the straight-line method over the remaining life of the buildings. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of one year or until the unit is reoccupied.

The Company's management agreements are generally for terms of three to 20 years, but certain of such agreements may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners' expense; and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. Two of the Company's management agreements are for communities with aggregate resident capacity for approximately 1,650 residents and terms of twenty-years, with two ten-year renewals and include a purchase option for one of the communities. The management fee for these two agreements is equal to all cash received from these two communities in excess of operating and financing expenses and certain cash payments to the owner of the community. The Company's existing management agreements expire at various times through June 2018.

The Company provides development services to owners of senior living communities. Fees for these services are based upon a percentage of the total construction costs of the community. Development services revenue is recognized under the percentage-of-completion method based upon the Company's costs of providing such services.

The Company's operating expenses are comprised, in general, of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

SEGMENT RESULTS

The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs. The 32 Retirement Centers represent the large retirement communities that provide some or all of independent living, assisted living and skilled nursing care. A majority of the Retirement Centers are stabilized, including recent expansions, and averaged 94% occupancy during 2000. The portfolio of Free-standing ALs operated by the Company has increased from 20 (four owned, three leased, and 13 Managed SPE Communities) at December 31, 1999 to 30 (six owned, 12 leased, and 12 Managed SPE Communities) at December 31, 2000; therefore the consolidated number of Free-standing AL Communities increased from seven to 18. Substantially all of these are unstabilized and in the fill-up stage. The Company has been and continues to be focused on increasing and maintaining occupancy and controlling operating margin in all communities.

The following table sets forth certain selected financial and operating data on an operating segment basis(1) (in thousands).


                                                                                     Total        Total         $           %
                                    Q1           Q2           Q3          Q4         2000         1999       Variance    Variance
                                    --           --           --          --         -----        -----      --------    --------
Revenues:
 Retirement Centers            $  43,161    $  45,172    $  48,700    $  50,572    $ 187,605    $ 159,531     28,074       17.6%
 Free-standing ALs                 1,988        2,692        3,660        5,110       13,450        4,959      8,491      171.2%
 Corporate/Other                   1,628          898        1,072        1,461        5,059       10,780     (5,721)     (53.1)%
                               ------------------------------------------------------------------------------------------------
      Total                    $  46,777    $  48,762    $  53,432    $  57,143    $ 206,114    $ 175,270     30,844       17.6%
                               ================================================================================================
NOI / Community EBITDAR:(2)
 Retirement Centers            $  15,254    $  15,855    $  16,547    $  17,585    $  65,241    $  58,722      6,519       11.1%
 Free-standing ALs                   (64)        (539)      (1,132)      (1,116)      (2,851)           6     (2,857)       n/a
 Corporate/Other                  (2,671)      (3,476)      (3,643)      (4,576)     (14,366)      (4,456)    (9,910)     222.4%
                               ------------------------------------------------------------------------------------------------
      Total                    $  12,519    $  11,840    $  11,772    $  11,893    $  48,024    $  54,272     (6,248)     (11.5)%
                               ================================================================================================

Total Assets:
 Retirement Centers            $ 429,876    $ 451,106    $ 456,550    $ 445,020    $ 445,020    $ 426,331     18,689        4.4%
 Free-standing ALs                36,027       60,559       69,450       68,266       68,266       22,047     46,219      209.6%
 Corporate/Other                 304,427      285,888      286,488      279,194      279,194      292,033    (12,639)      (4.3)%
                               ------------------------------------------------------------------------------------------------
      Total                    $ 770,330    $ 797,553    $ 812,488    $ 792,480    $ 792,480    $ 740,411     52,269        7.1%
                               ================================================================================================


(1) Selected financial and operating data does not include any inter-segment transactions or allocated costs.
(2) Net Operating Income ("NOI"), or Community EBITDAR is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of Managed SPE Communities, other income (expense), minority interest, and extraordinary items.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Revenues Total revenues were $206.1 million in 2000, compared to $175.3 million in 1999, representing an increase of $30.8 million, or 17.6%. Resident and health care revenues increased by $36.2 million, and management and development services revenue decreased by $5.4 million during the period. The increase in resident and health care revenue was primarily attributable to revenues derived from senior living communities acquired or leased after December 31, 1999. Management and development services revenue decreased as a percentage of total revenue to 2.6% from 6.1%, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. In late 1999, the Company discontinued new development of freestanding assisted living residences, for which the Company received development fees.

The Company had a stabilized occupancy rate of 92% compared to 93% as of December 31, 2000 and 1999, respectively, and had a total occupancy rate of 83% compared to 86% as of December 31, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of new communities and expansions that have increased capacity from 13,600 as of December 31, 1999 to 14,500 as of December 31, 2000, many of which are in the fill-up stage.

Retirement Center resident and health care revenues were $187.6 million in 2000, compared to $159.5 million in 1999, representing an increase of $28.1 million, or 17.6%. This increase was primarily attributable to increased average occupancies, as well as rate increases. Free-standing AL community resident and health care revenues increased from $5.0 million in 1999 to $13.5 million in 2000. This increase is largely related to the increase from seven to 18 consolidated Free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year. The $5.7 million reduction in Corporate and Other Revenues relates to the decreased management and development services revenues noted above.

Community Operating Expense Community operating expense increased to $138.7 million in 2000, as compared to $106.0 million in 1999, representing an increase of $32.7 million, or 30.8%. The increase in community operating expenses was primarily attributable to expenses from expansions and communities acquired or leased after December 31, 1999. Additionally, this increase is the result of increased labor, insurance, facility and marketing costs at various new communities, as well as expansion of services provided within all communities. Community operating expense as a percentage of resident and health care revenues increased to 69.1% from 64.4% for the twelve months ended December 31, 2000 and 1999, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests during the second half of 1999 and during 2000 of various Free-standing ALs that were Managed SPE Communities, which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 15 to 24 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Company anticipates additional acquisitions of leasehold interests of Managed SPE Communities.

Retirement Center operating expenses were $122.4 million in 2000, compared to $100.8 million in 1999, representing an increase of $21.6 million, or 21.4%. This increase was primarily attributable to increased average occupancies, and reflects a slight reduction in gross margin from the prior year due to expansions. Free-standing ALs operating expenses increased from $5.0 million in 1999 to $16.3 million in 2000. This increase is largely related to the increase from seven to 18 consolidated free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year.

General and Administrative General and administrative expense increased to $19.4 million for 2000, as compared to $15.0 million for 1999, representing an increase of $4.4 million, or 29.3%. The increase was primarily related to increases in salaries and benefits associated with the operation of an increased number of communities, as well as the overhead support costs associated with the Senior Living Networks in various geographic areas. In addition, over $968,000 of the increase relates to severance costs incurred in December 2000, as a result of the elimination of twelve positions. The Company anticipates that the elimination of these positions will result in annual savings of approximately $1.0 million. General and administrative expense as a percentage of total revenues increased to 9.4% compared to 8.6% for the twelve months ended December 31, 2000 and 1999, respectively.

EBITDAR (Community NOI) Retirement Center EBITDAR increased $6.5 million or 11.1%, from $58.7 million for 1999 to $65.2 million for 2000. This increase relates to continued improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of overhead expense. Consolidated Free-standing AL EBITDAR decreased $2.9 million, from a positive $6,000 in 1999 to a $2.9 million loss in 2000. The 2000 loss resulted from the 13 leasehold interests and one community acquired during 2000. Two of the 13 leasehold interests and the one community acquired during 2000 opened during the first quarter of 2001, and one of the communities was subsequently leased to a third party during 2000. As the majority of these communities are unstabilized, the Company expects to continue to incur losses during this fill-up stage. Corporate and Other EBITDAR decreased $9.9 million from a $4.5 million loss in 1999 to a $14.3 million loss in 2000. This decrease in Corporate and Other EBITDAR resulted from the reduction in development and management fee revenues of $5.4 million, additional Corporate costs associated with corporate operations, human resources, financial services and overhead, assisted living management costs of $937,000, as well as severance costs of $968,000 related to terminated employees.

Lease Expense Lease expense increased to $18.3 million for 2000, as compared to $13.0 million for 1999, representing an increase of $5.3 million, or 40.7%. This increase was attributable to leases entered into after December 31, 1999, including several acquisitions of leasehold interests.

Depreciation and Amortization Depreciation and amortization expense increased to $17.1 million in 2000 from $13.7 million in 1999, representing an increase of $3.4 million, or 25.2%. The increases were primarily related to the increase in depreciable assets of approximately $47.5 million during the year. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, and expansion of communities since December 31, 1999, as well as ongoing capital expenditures.

Asset Impairment and Contractual Losses During the fourth quarter ended December 31, 1999, the Company announced that, due to a shift in its growth strategy from development to acquisitions of senior living communities, it would be abandoning certain development projects and reviewing others with regard to fit with its senior living network strategy. As a result, the Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999.

Other Income (Expense) Interest expense increased to $36.5 million in 2000 from $23.7 million in 1999, representing an increase of $12.8 million, or 54.3%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity, as well as increased interest rates. Interest expense, as a percentage of total revenues, increased to 17.7% for 2000 from 13.5% in 1999. Interest income increased to $14.8 million in 2000 from $9.1 million in 1999, representing an increase of $5.7 million, or 62.1%. The increase in interest income was primarily attributable to income generated from larger certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities increased from $374,000 in 1999 to $2.2 million in 2000, representing an increase of $1.8 million. The increase in equity in loss of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits exceed specified limits.

Income Tax Expense The provision for income taxes was a $3.5 million benefit compared to a $1.1 million expense for the twelve months ended December 31, 2000 and 1999, respectively. The Company's effective tax rate was 34.0% and 38.0% for the twelve months ended December 31, 2000 and 1999, respectively.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax Minority interest in losses of two consolidated subsidiaries, net of tax, for the twelve months ended December 31, 2000 was $961,000, representing an increase of $684,000 from $277,000 for 1999. The increase was primarily attributable to the losses of one of the communities which opened in May 2000.

Extraordinary Loss During the period ended December 31, 2000, the Company repaid a term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt.

Net Income (Loss) Based upon the factors noted above, the Company experienced a net loss of $5.8 million, or $.34 per dilutive share, compared to net income of $2.1 million, or $.12 per dilutive share, for the twelve months ended December 31, 2000 and 1999, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

Revenues Total revenues were $175.3 million in 1999, compared to $142.4 million in 1998, representing an increase of $32.9 million, or 23.1%. Resident and health care revenues increased by $34.6 million, and management and development services revenue decreased by $1.6 million during the period.

Approximately $28.0 million, or 80.9%, of the increase was attributable to new senior living communities acquired, leased or developed in 1999 and 1998, including $17.6 million from the FGI communities acquired in July 1998. The remaining increase of $3.4 million, or 9.8%, was attributable to increases in resident and health care revenues at the two communities with large expansions that opened in 1998.

The decrease in management and development services revenue of $1.6 million, or 13.3%, was primarily related to the Company's decision to move to an acquisitions-oriented method of building its Senior Living Networks and, therefore, to discontinue new development of Free-standing ALs, for which the Company receives development fees.

Community Operating Expense Community operating expense increased to $106.0 million in 1999, as compared to $82.7 million in 1998, representing an increase of $23.3 million, or 28.2%. Approximately $20.0 million, or 85.8%, of the increase was attributable to expenses from new leased or acquired senior living communities, including $11.4 million from the FGI communities acquired in July 1998. The remaining increase of $2.3 million, or 9.9%, was attributable to increases in operating expenses at the two communities with expansions that opened in 1998.

Community operating expense as a percentage of resident and health care revenues increased to 64.4% for 1999 from 63.6% for 1998. This increase was attributable to labor cost increases at certain operating communities and startup losses at consolidating joint venture developments and community expansions.

General and Administrative General and administrative expense increased to $15.0 million for 1999, as compared to $10.6 million for 1998, representing an increase of $4.4 million, or 42.0%. The increase was primarily related to the July 1998 FGI acquisition and other increases in corporate and regional staff to support increased operations. General and administrative expense as a percentage of total revenues was 8.6% for 1999 compared to 7.4% for 1998.

Lease Expense Lease expense increased $3.9 million to $13.0 million for 1999, as compared to $9.1 million for 1998, primarily as a result of leases entered into for new senior living communities and increased lease costs at a community with an expansion that opened in late 1998.

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

Income Tax Expense Income tax expense related to continuing operations in 1999 was $1.1 million, or an effective rate of 38.0%, as compared to $5.7 million, or an effective rate of 37.7%, in 1998.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax Minority interest in losses of two consolidated subsidiaries, net of tax for the twelve months ended December 31, 1999 was $277,000. The loss was primarily attributable to communities in the fill-up stage.

Net Income The Company experienced net income of $2.1 million, or $.12 per diluted share, compared to net income of $6.9 million, or $.49 per diluted share, for the period ended December 31, 1999 and 1998, respectively. The primary cause of the decrease was due to the shift in the Company's growth strategy away from development of senior living communities, resulting in the abandonment of certain development projects, and the consequent recording of asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow

Net cash provided by operating activities was $6.4 million for the year ended December 31, 2000, as compared with $23.3 million and $23.4 million for the years ended December 31, 1999 and 1998, respectively. The Company's unrestricted cash balance was $19.8 million as of December 31, 2000, as compared to $21.9 and $20.4 million as of December 31, 1999 and 1998, respectively.

Net cash used by investing activities was $40.1 million for the year ended December 31, 2000, as compared with $152.2 million and $151.1 million, respectively, for the years ended December 31, 1999 and 1998. During the year ended December 31, 2000, the Company made additions to land, buildings, and equipment, including construction activity, of $49.0 million, acquisitions of $6.4 million and leasehold acquisitions of $15.0 million, and purchased $3.6 million of assets limited as to use, received $26.5 million from sales of fixed assets, received reimbursement for advances to development projects of $3.7 million, and received refunds of deposits of $3.75 million from purchase options.

Net cash provided by financing activities was $31.7 million for the year ended December 31, 2000, as compared with $130.4 million and $103.5 million, respectively, for the years ended December 31, 1999 and 1998, respectively. During 2000, the Company borrowed $89.5 million under long-term debt arrangements, made principal payments on its indebtedness of $49.9 million, and incurred $3.3 million of financing costs. In connection with certain lifecare communities, the Company also made principal payments and refunds under master trust agreements of $3.7 million.

Financing Activity

During the year ended December 31, 2000, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $23.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in April 2003. The maturity date of the note may be extended to April 2005 upon satisfaction of certain conditions.

The Company also entered into a secured term loan with a finance company in the amount of $2.5 million, with interest payable at LIBOR plus 3 3/4%. Interest and principal are payable monthly, with interest only payments during the first year. The remaining balance on the note is due in full in April 2002, but can be extended to April 2003 based upon the satisfaction of certain conditions.

The Company used a portion of the proceeds from these two loans to prepay a $14.3 million term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on extinguishment of debt during the first quarter of 2000.

In connection with the expansion of a Retirement Center, the Company increased a mortgage note payable to a bank from $6.8 million to $11.4 million. Interest is payable monthly at LIBOR plus 2 1/4%, and the loan matures December 2, 2002. As of December 31, 2000, $11.1 million was outstanding on this note.

The Company also entered into a mortgage note with an investment company in the amount of $12.0 million, which bears interest at 9.5%. Payments of principal and interest are payable monthly, with the note maturing in June 2025. The note is secured by certain land and buildings. As of December 31, 2000, $11.9 million was outstanding on this note.

The Company assumed a mortgage note payable to a bank in the amount of $7.9 million as part of the dissolution of a joint venture in which the Company was a member. Interest and principal are payable monthly, with the note maturing in March 2006. Interest is paid at a fixed rate of the June 10, 1999 Treasury rate plus 2%, or 7.89%. The note is secured by certain land and buildings. As of December 31, 2000, $7.9 million was outstanding on this note.

The Company entered into a construction loan with a mortgage lender in the amount of $10.3 million, with variable interest payable at LIBO plus 2%. Interest is payable monthly, with the principal maturing in September 2003. The maturity date of the note may be extended to September 2005 upon satisfaction of certain conditions. As of December 31, 2000, $9.3 million was outstanding on this note.

The remaining $23.5 million of proceeds from issuance of long-term debt was from additional borrowings under existing credit facilities, primarily from a $100.0 million revolving line of credit, of which $91.1 million was outstanding at December 31, 2000. These funds were used primarily for construction or expansion of retirement communities, and expenditures for acquisitions of retirement communities and leasehold acquisitions.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $25.4 million and subsequently leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. The Company expects that a portion of the taxable gain from the transaction will be deferred by like-kind exchanges, that the Company anticipates consummating during 2001. The Company expects that, upon completion of all like-kind exchanges, the transaction will result in net proceeds of approximately $5.7 million.

In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. At December 31, 2000, the Company had purchased $1,198,000, or 211,400 shares of common stock, and considers the stock buy back program to be complete. The Company also announced, in March 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of the Company's 5 3/4% Convertible Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. As of December 31, 2000, the Company had not purchased any 5 3/4% Convertible Debentures. Purchases, if any, would be made primarily in the open market during 2001.

Free-standing ALs and Managed SPE Communities

The Company has a total of 30 Free-standing AL's. Since January 1, 1999, the Company has constructed and opened 22 Free-standing ALs, 12 of which opened during 2000. The Company has ceased development of new Free-standing ALs, and has only one free-standing assisted living community that is not in operation. The remaining Free-standing AL opened in the first quarter of 2001. At December 31, 2000, the Company managed 12 of these Free-standing ALs for SPEs, including six SPEs which are affiliated with John Morris, a director of the Company. The Company is responsible for cumulative operating costs above specified limits for each of these Managed SPE Communities, which costs are recorded as equity in losses of Managed SPE Communities.

Substantially all of the Company's Free-standing ALs, including Managed SPE Communities, are in the pre-stabilized fill-up stage. As a result, the Company expects its Free-standing AL portfolio (both consolidated Free-standing ALs and Managed SPE Communities) to continue to incur substantial losses throughout 2001. The Company believes that the losses to be incurred will decrease each successive quarter, primarily as a result of increased occupancy at these communities.

The Company's consolidated results will include increased losses from Free-standing ALs in 2001 versus 2000, as a result of a full year of activity in 2001 for these communities opened during 2000, an increased number of Free-standing ALs which are included in consolidated results (as a result of acquiring various communities and leasehold interests during 2000 and 2001), and increased equity in losses of Managed SPE Communities (as cumulative operating costs exceed the limits for which the SPEs are responsible).

The Company has options to purchase or has rights of first refusal to acquire the leasehold interests in these Managed SPE Communities, but is under no obligation to do so. The Company acquired 13 of these leasehold interests and acquired one community during 2000. Two of the 13 leasehold interests and the one community acquired during 2000 opened during the first quarter of 2001, and one of the communities was subsequently leased to a third party during 2000. The Company is in discussions with the various SPEs to assume some or all of the remaining 12 communities that are currently managed by the Company. The aggregate development costs of the 12 communities was approximately $152 million, excluding the working capital to fund operations during their respective fill-up periods. Of the $152 million of total development costs, $41.5 million was provided by REIT lessors, $66 million was provided by first mortgage debt (guaranteed by the Company), and the balance of $44.5 million was provided by the Company in the form of notes receivable. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of those leasehold interests in Managed SPE Communities during 2001 and 2002. If all were acquired, the combined purchase price would be approximately $20.0 to $25.0 million. The timing of these leasehold acquisitions will depend on a variety of factors, including prevailing market conditions, the Company's financing plans, the availability of capital, alternative uses of capital, and general economic conditions. If the Company does not acquire these leasehold interests, the Company is still responsible for funding future operating losses which exceed specified limits.

Liquidity

The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, term and revolving credit facilities and cash flows from operations. At December 31, 2000, the Company had $483.7 million of indebtedness outstanding, including $138.0 million of Convertible Debentures, with fixed maturities ranging from May 2001 to April 2028 and was obligated to pay minimum rental obligations in 2001 of approximately $28.2 million under long-term operating leases. As of December 31, 2000, approximately 57.0% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.94%. The Company's variable rate indebtedness carried an average rate of 7.76% as of December 31, 2000. As of December 31, 2000, the Company had working capital of $14.5 million.

The Company's various credit facilities contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserves and occupancy levels. Effective as of September 30, 2000, the Company amended several of these financial covenants in order to remain in compliance therewith. Compliance with these covenants is dependent, among other things, upon improvements in the operations of the Company's Free-standing ALs. There can be no assurances that the Company will remain in compliance with those financial covenants or that its lenders will grant further amendments in the event of such non-compliance. Failure to maintain compliance with the financial covenants would have a significant adverse impact on the Company.

Most of the Company's owned communities are subject to mortgages. Each of the Company's debt agreements contains restrictive covenants that generally relate to the use, operation, and disposition of the communities that serve as collateral for the subject indebtedness, and prohibit the further encumbrance of such community or communities without the consent of the applicable lender. The Company does not believe the covenants relating to the use, operation, and disposition of its communities materially limit its operations. A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders to cease funding and accelerate payment obligations or to foreclose upon the communities securing such indebtedness. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations is likely to result in default or acceleration of a majority of the Company's other obligations.

As part of its financing activities, the Company intends to consider selective dispositions of communities that do not fit within its senior living network strategy. The Company's ability to sell any such properties depends upon the market demand for property, the equity in the mortgaged property, and the general economic conditions of the senior living industry.

The Company has several significant debt obligations which will mature in the next two years, including a $100.0 million revolving line-of-credit that matures on May 1, 2002 (of which $91.1 million is outstanding as of December 31, 2000), and $138.0 million of Convertible Debentures that mature on October 1, 2002. The Company must repay or refinance these debt instruments as they mature.

The Company expects that its current cash and cash equivalents, cash flow from operations and borrowings available to it under existing credit arrangements will be sufficient to meet its operating requirements and to fund its start-up losses, and capital expenditure and debt service requirements during 2001. The Company's internally generated cash will not be sufficient to meet the obligations of debt instruments maturing in 2002. Due to adverse market conditions, the Company believes that it is unlikely that it will be able to raise capital in the public equity markets for the foreseeable future. Accordingly, the Company's ability to repay or refinance its maturing obligations will depend, in large part, upon its ability to renew existing credit facilities and arrangements or to obtain new credit facilities or arrangements on acceptable terms. The Company is also focusing on generating additional cash from incremental leverage, including possible combinations of senior and mezzanine financing. At the same time, the Company is examining other alternatives for raising capital, including the monetization of investments in certain of the stabilized communities. The Company has engaged in preliminary discussions with its existing lenders regarding the extension of certain of the Company's maturing credit facilities.

The Company's ability to obtain new credit facilities and to repay or refinance its existing indebtednesses depends upon a number of factors, including the Company's financial condition and operating performance, the financial strength of the assets to be encumbered, general economic conditions, general conditions in the credit markets, mortgage interest rates and other factors. The Company's efforts to obtain new or replacement financing will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies and the fact that the Company is highly leveraged. However, based upon preliminary discussions with certain of the Company's existing and new lenders, coupled with banking relationships that the Company believes are positive, the Company believes it will be able to obtain new credit facilities and/or extensions of existing credit facilities necessary to allow it to meet all of its financial obligations and requirements for indebtedness that matures during 2001. There can be no assurances, however, that the Company will successfully negotiate and obtain adequate new credit facilities or extensions of its existing credit facilities, and if such financing is available, that the terms of any such financing will not impose significant burdens on the Company or be dilutive to the Company's existing shareholders.

The Company's 5 3/4% Convertible Debentures in the principal amount of $138 million mature on October 1, 2002. It is unlikely that any of those debentures will be converted into the Company's common stock. Accordingly, the Company must repay or refinance those convertible debentures when they come due. The Company announced, in March 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of the Company's 5 3/4% Convertible Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. As of December 31, 2000, the Company had not purchased any 5 3/4% Convertible Debentures. Purchases, if any, would be made primarily in the open market during 2001. In addition, the Company has engaged an investment advisor and is considering various capital raising and other alternatives to satisfy the Company's obligations in connection with the Convertible Debentures. There can be no assurance, however, that the Company will be able to refinance, extend or otherwise satisfy its obligations with respect to the Convertible Debentures prior to their maturity or classification as a current liability.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard. SFAS 133 standardizes the accounting for derivative instruments.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. During 1999 and 2000, the Company entered into two interest rate swap agreements as a hedge against certain long-term debt in order to manage interest rate risk. These swap agreements are designated and qualify as cash flow hedges under SFAS No. 133.

The Company adopted SFAS No. 133 effective January 1, 2001. It is estimated that adoption of SFAS No. 133 will result in the Company recording a net transition adjustment loss of $1.1 million (net of related income tax of $570,000) in accumulated other comprehensive income at January 1, 2001. Further, the adoption of the Statement will result in the Company recognizing $266,000 of derivative instrument assets and $1.9 million of derivative instrument liabilities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued SAB 101B, which amends the transition guidance for SAB 101. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment:
Revenue Recognition in Financial Statements" and 101B, "Second Amendment:
Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, SAB 101 was adopted by the Company in the fourth quarter of 2000, effective as of January 1, 2000. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results.

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

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, the discussions of the Company's operating and growth strategy (including its development plans and possible acquisitions or dispositions), financing needs, projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, those set forth under the caption "Risk Factors" below and the Company's other filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

Need to Refinance Certain Debt Instruments

The Company has several significant debt obligations which will become due in the near future. These include, among others, a $100.0 million revolving line-of-credit which matures on May 1, 2002 (of which $91.1 million is outstanding as of December 31, 2000) and $138.0 million of convertible debentures which mature on October 1, 2002. The Company must repay or refinance these debt instruments as they become due. The Company's internally generated cash flow will not be sufficient to meet these obligations. Any non-payment or other default with respect to such obligations could cause lenders to cease funding and to accelerate payment obligations or to foreclose upon the communities securing such indebtedness. The Company may be forced to sell certain properties in order to satisfy these obligations. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations is likely to result in default or acceleration of a majority of the Company's other obligations. The Company's ability to refinance these instruments depends upon a number of factors, including the Company's financial condition and operating performance, the financial strength of the assets to be encumbered, general economic conditions, general conditions in the credit markets, mortgage interest rates and other factors. The Company's efforts to obtain new or replacement financing may be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies and the fact that the Company is highly leveraged. The Company's ability to sell the mortgaged property depends upon the level of mortgage interest rates, the equity in the mortgage property, market demand for property, general economic conditions and the availability of credit. There is no assurance that the Company will be able to refinance these obligations on a timely basis, and if such refinancing is available, whether the terms will be acceptable to the Company. This inability to repay or refinance these and other obligations would likely materially adversely affect the Company's business, results of operations, and financial condition.

Losses from Free-standing ALs

The Company has experienced significant losses and expects to continue to experience losses, associated with the fill-up of a large number of Free-standing ALs which were recently developed or acquired. Newly opened Free-standing ALs are expected to incur operating losses during a substantial portion of their first 15 to 24 months of operations, on average, until the communities achieve targeted occupancy levels. The Company expects to acquire additional leasehold interest of Managed SPE Communities during 2001 and 2002 which will result in additional losses. In addition to its consolidated Free-standing AL losses, the Company is responsible for funding operating costs for various Managed SPE Communities which exceed certain specified limits. In addition, the industry is experiencing significant competition and overcapacity in the Free-standing AL segment. There can be no assurance that these Free-standing ALs will be profitable in any future period, which may have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

Substantial Debt and Operating Lease Payment Obligations

At December 31, 2000, the Company had long-term debt, including current portion, of $483.7 million and was obligated to pay minimum rental obligations in 2001 of approximately $28.2 million under long-term operating leases. As a result, a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will generate sufficient cash flows from operations to meet required interest, principal, and lease payments. Many of the Company's debt agreements and leases contain various financial and other restrictive covenants, which may restrict the Company's flexibility in operating its business. Any payment or other default with respect to such obligations could cause lenders to cease funding and accelerate payment obligations or to foreclose upon the communities securing such indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations is likely to result in default or acceleration of a majority of the Company's other obligations. Consequently, such a default would adversely affect a significant number of the Company's other properties and, in turn, the Company's business, results of operations, and financial condition.

Need for Additional Financing

The Company's ability to sustain operating losses, maintain adequate levels of capital spending for its properties, and to otherwise meet its operating objectives will depend, in part, on its ability to obtain additional financing on acceptable terms from available financing sources. The Company's future debt instruments may include covenants restricting the Company's ability to incur additional debt, or otherwise restrict its operating flexibility. Moreover, raising additional funds through the issuance of equity securities would likely be dilutive to the ownership interests of existing shareholders and adversely affect the market price of the Company's common stock. There can be no assurance that the Company will be successful in securing additional financing or that adequate financing will be available and, if available, that the terms of any such financing will not impose significant burdens on the Company or be dilutive to the Company's existing shareholders.

Highly Competitive Industry

The senior living and health care services industry is highly competitive, and the Company expects that all providers within the industry will become increasingly competitive in the future. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives. Although the Company believes there is a need for senior living communities in the markets where the Company is operating and developing communities, the Company expects that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than the Company. In addition, some of the Company's competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are readily available to the Company. The Company also competes with many assisted living companies that are currently insolvent or that are likely to be insolvent in the future. These competitors may gain a competitive advantage over the Company as a result of the effect of bankruptcy or other insolvency proceedings.

Furthermore, the development of new senior living communities has exceeded the demand for such communities in certain of the markets in which the Company has or is developing senior living communities. An oversupply of such communities in certain of the Company's markets has caused the Company to experience decreased occupancy, significant downward pricing pressures and discounting, reduced operating margins, and lower profitability. There can be no assurance that the Company will not continue to encounter these conditions or that increased competition will not adversely affect its financial condition, liquidity, or results of operations.

Liability Insurance and Risks of Liability Claims

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. The Company maintains property, general liability and professional malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. Recently, the number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically. As a result, effective in the third quarter of 2000, the Company has incurred significantly higher liability costs and premiums. This change may impact the Company's ability to obtain and maintain insurance at a cost acceptable to the Company. A continued material increase in insurance costs due to industry trends could also adversely affect the operating earnings of the Company. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that the Company will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

Community Management, Staffing, and Labor Costs

The Company competes with other providers of senior living and health care services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of the Company's communities and skilled technical personnel responsible for providing resident care. In certain markets, a shortage of nurses or trained personnel has required the Company to enhance its wage and benefits package in order to compete in the hiring and retention of such personnel or to hire more expensive temporary personnel. The Company will also be heavily dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. The Company has experienced a competitive labor market, periodic shortages of qualified workers in certain markets, and increasing wage rates for many of these employees during the past year. The Company cannot be sure its labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. If the Company is unable to attract and retain qualified management and staff personnel, control its labor costs, or pass on increased labor costs to residents through rate increases, the Company's business, financial condition, and results of operations would be adversely affected.

Exposure to Rising Interest Rates

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to REIT facilities, are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2000, the Company had $207.8 million of variable rate debt outstanding. The Company has entered into interest rate swap agreements with a major financial institution to manage its exposure of $53.0 million of debt. The swaps involve the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. See "--Item 7A - Disclosure About Interest Rate Risk" for further description of the hedge transactions entered into by the Company. Increases in prevailing interest rates could increase the Company's interest or lease payment obligations and could have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks Associated With Lifecare Benefits

Certain communities owned or operated by the Company are lifecare CCRCs that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit, is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined from actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for the communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of the communities would be adversely affected.

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

Risks of Operations in Concentrated Geographic Areas

Part of the Company's business strategy is to own, lease or manage senior living communities in concentrated geographic service areas. The Company has a large concentration of communities in Florida, Texas, and Colorado, among other areas. Accordingly, the Company's occupancy rates and operating results in certain of its communities may be adversely affected by a number of factors, including regional and local economic conditions, competitive conditions, applicable local laws and regulations, and general real estate market conditions, including the supply and proximity of other senior living communities.

Dependence on Attracting Residents with Sufficient Resources to Pay

Approximately 95.0% of the Company's total revenues for the year ended December 31, 2000 were attributable to private pay sources. For the same period, 5.0% of the Company's revenues were attributable to reimbursement from third-party payors, including Medicare and Medicaid. The Company expects to continue to rely primarily on the ability of residents to pay for the Company's services from their own or familial financial resources. Inflation, a change in general economic conditions or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have a material adverse effect on the Company's business, financial condition, and results of operations.

Government Regulation and the Burdens of Compliance

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, staffing levels, professional licensing, the distribution of pharmaceuticals, billing practices and policies, equipment, operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from Medicare, Medicaid, or other state or Federal reimbursement programs, restrictions on the Company's ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. While the Company endeavors to comply with all applicable regulatory requirements, from time to time certain of the Company's communities have been subject, like others in the industry, to various penalties as a result of deficiencies alleged by state survey agencies. There can be no assurance that the Company will not be subject to similar penalties in the future, or that federal, state, or local governments will not impose additional restrictions on the Company's activities that could materially adversely affect the Company's business, financial condition, or results of operations (see also - Item 1. Business - Government Regulation).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company has entered into two interest rate swap agreements with a major financial institution to manage its exposure. The swaps involve the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At December 31, 2000, the Company's outstanding principal under its existing swap agreements was $17.6 million and $35.2 million maturing December 10, 2024 and July 1, 2008, respectively. Under the agreements the Company receives fixed rates of 7.19% and 6.87%, respectively, and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. During 2000, interest rates had risen. Interest rates have fallen in early 2001 and are expected to fall further in the first half of 2001. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, since the majority of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2001, which could result in higher interest rates in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements
-----------------------------

Independent Auditors' Report                                                                                         37

Consolidated Balance Sheets --- December 31, 2000 and 1999                                                           38

Consolidated Statements of Operations --- Years ended December 31, 2000, 1999 and 1998                               39

Consolidated Statements of Shareholders' Equity --- Years ended December 31, 2000, 1999 and 1998                     41

Consolidated Statements of Cash Flows --- Years ended December 31, 2000, 1999 and 1998                               42

Notes to Consolidated Financial Statements                                                                           44

Financial Statement Schedules                                                                                        72

         Schedule II - Valuation and Qualifying Accounts
         Schedule IV - Mortgage Loans on Real Estate

         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

         INDEPENDENT AUDITORS' REPORT

         The Board of Directors and Stockholders
         American Retirement Corporation:

         We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II - Valuation and Qualifying Accounts and financial statement Schedule IV - Mortgage Loans on Real Estate as of December 31, 2000 and for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


         /s/ KPMG LLP


         Nashville, Tennessee
         February 21, 2001

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                                       December 31
                                                                                           ----------------------------------
                                                                                             2000                      1999
                                                                                           --------                  --------
ASSETS
Current assets:
    Cash and cash equivalents                                                              $ 19,850                  $ 21,881
    Assets limited as to use                                                                  5,181                    15,571
    Accounts receivable, net                                                                 15,772                    12,746
    Advances for development projects                                                            95                     3,762
    Inventory                                                                                 1,079                       950
    Prepaid expenses                                                                          2,906                     1,790
    Deferred income taxes                                                                       332                       758
    Other current assets                                                                      5,513                     5,727
                                                                                           --------                  --------
        Total current assets                                                                 50,728                    63,185

Assets limited as to use, excluding amounts classified as current                            73,785                    60,855
Land, buildings and equipment, net                                                          473,062                   431,560
Notes receivable                                                                             90,707                    97,236
Goodwill, net                                                                                37,503                    38,524
Leasehold acquisition costs, net                                                             16,103                       978
Other assets                                                                                 50,592                    48,073
                                                                                           --------                  --------
        Total assets                                                                       $792,480                  $740,411
                                                                                           ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                      $  7,449                  $ 10,173
    Accounts payable                                                                          7,502                     3,723
    Accrued interest                                                                          3,980                     4,140
    Accrued payroll and benefits                                                              3,916                     3,144
    Accrued property taxes                                                                    3,379                     3,638
    Other accrued expenses                                                                    4,981                     4,898
    Reserve for contractual losses                                                               --                     6,200
    Other current liabilities                                                                 5,241                     3,679
                                                                                           --------                  --------
        Total current liabilities                                                            36,448                    39,595

Long-term debt, excluding current portion                                                   338,261                   287,835
Convertible subordinated debentures                                                         137,980                   137,980
Refundable portion of life estate fees                                                       44,739                    43,386
Deferred life estate income                                                                  52,765                    51,606
Tenant deposits                                                                               6,612                     6,913
Deferred gain on sale-leaseback transactions                                                 16,122                     3,168
Deferred income taxes                                                                        13,079                    15,236
Other long-term liabilities                                                                   4,517                     6,524
                                                                                           --------                  --------
        Total liabilities                                                                   650,523                   592,243

Commitments and contingencies (see notes)

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no
      shares issued or outstanding                                                               --                        --
    Common stock, $.01 par value; 200,000,000 shares authorized,
      17,065,395 and 17,138,235 shares issued and outstanding, respectively                     171                       171
    Additional paid-in capital                                                              145,079                   145,444
    Retained earnings (accumulated deficit)                                                  (3,293)                    2,553
                                                                                           --------                  --------
        Total shareholders' equity                                                          141,957                   148,168
                                                                                           --------                  --------
        Total liabilities and shareholders' equity                                         $792,480                  $740,411
                                                                                           ========                  ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)


                                                                                                Years ended December 31,
                                                                                       ------------------------------------------
                                                                                         2000             1999             1998
                                                                                       --------         --------         --------
Revenues:
     Resident and health care                                                          $200,805         $164,592         $130,036
     Management and development services                                                  5,309           10,678           12,321
                                                                                       --------         --------         --------
        Total revenues                                                                  206,114          175,270          142,357

Operating expenses:
     Community operating expenses                                                       138,670          105,978           82,698
     General and administrative                                                          19,420           15,020           10,581
     Lease expense, net                                                                  18,267           12,985            9,063
     Depreciation and amortization                                                       17,142           13,692           10,025
     Asset impairments and contractual losses                                                --           12,536               --
     Merger related costs                                                                    --               --              994
                                                                                       --------         --------         --------
        Total operating expenses                                                        193,499          160,211          113,361
                                                                                       --------         --------         --------

        Operating income                                                                 12,615           15,059           28,996

Other income (expense):
     Interest expense                                                                   (36,517)         (23,668)         (17,924)
     Interest income                                                                     14,791            9,123            4,092
     Gain on sale of assets                                                                 267            3,036               80
     Equity in losses of managed special purpose entity communities                      (2,234)            (374)              --
     Other                                                                                  872             (314)            (242)
                                                                                       --------         --------         --------
        Other expense, net                                                              (22,821)         (12,197)         (13,994)
                                                                                       --------         --------         --------

        Income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect
                of change in accounting principle                                       (10,206)           2,862           15,002

Income tax (benefit) expense                                                             (3,523)           1,087            5,652
                                                                                       --------         --------         --------

        Income (loss) from continuing operations before minority interest, extraordinary item and cumulative effect of change
                in accounting principle                                                  (6,683)           1,775            9,350

Minority interest in losses of consolidated subsidiaries, net of tax                        961              277               --
                                                                                       --------         --------         --------

        Income (loss) from continuing operations before extraordinary item and
           cumulative effect of change in accounting principle                           (5,722)           2,052            9,350

Discontinued operations:
    Loss from home health operations, net of tax                                             --               --           (1,244)
    Write-off of home health assets, net of tax                                              --               --             (902)
                                                                                       --------         --------         --------

       Income (loss) before extraordinary item and cumulative effect of change in
          accounting principle                                                           (5,722)           2,052            7,204

Extraordinary loss on extinguishment of debt, net of tax                                   (124)              --               --
                                                                                       --------         --------         --------

       Income (loss) before cumulative effect of change in accounting principle          (5,846)           2,052            7,204

Cumulative effect of change in accounting for start-up costs, net of tax                     --               --             (304)
                                                                                       --------         --------         --------

        Net income (loss)                                                              $ (5,846)        $  2,052         $  6,900
                                                                                       ========         ========         ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(in thousands, except share data)


                                                                                            Years ended December 31,
                                                                                       --------------------------------
                                                                                         2000        1999        1998
                                                                                       -------     --------    --------

Basic earnings (loss) per share:
    Basic earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of change
           in accounting principle                                                     $ (0.34)    $   0.12    $   0.67
    Loss from home health operations, net of tax                                            --           --       (0.09)
    Write-off of home health assets, net of tax                                             --           --       (0.06)
    Extraordinary loss, net of tax                                                       (0.01)          --          --
    Cumulative effect of change in accounting principle, net of tax                         --           --       (0.02)
                                                                                       -------     --------    --------
     Basic earnings (loss) per share                                                   $ (0.34)    $   0.12    $   0.49
                                                                                       =======     ========    ========

Diluted earnings (loss) per share:
    Diluted earnings (loss) per share from continuing operations before
       extraordinary item                                                             $  (0.34)    $   0.12    $   0.66
    Loss from home health operations, net of tax                                            --           --       (0.09)
    Write-off of home health assets, net of tax                                             --           --       (0.06)
    Extraordinary loss, net of tax                                                       (0.01)          --          --
    Cumulative effect of change in accounting principle, net of tax                         --           --       (0.02)
                                                                                       -------     --------    --------
     Diluted earnings (loss) per share                                                 $ (0.34)    $   0.12    $   0.49
                                                                                       =======     ========    ========

Weighted average shares used for basic earnings (loss)  per share data                  17,086       17,129      13,947
Effect of dilutive common stock options                                                     --           48         127
                                                                                       -------     --------    --------
Weighted average shares used for diluted earnings (loss) per share data                 17,086       17,177      14,074
                                                                                       =======     ========    ========

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)


                                                                                                  Retained
                                                                Common Stock       Additional     Earnings
                                                         -----------------------     Paid-In    (Accumulated
                                                           Shares         Amount     Capital       Deficit)         Total
                                                         ------------------------------------------------------------------

Balance at December 31, 1997                             11,420,860       $114      $  60,203       $(6,399)      $  53,918
Net income                                                       --         --             --         6,900           6,900
Conversion of subordinated debentures                           832         --             20            --              20
Issuance of common stock in FGI Transaction               1,370,000         14         19,765            --          19,779
Net proceeds from public offering                         4,297,500         43         64,762            --          64,805
Issuance of common stock pursuant to employee
  stock purchase plan                                        16,190         --            235            --             235
Issuance of common stock pursuant to stock options
  exercised                                                  13,003         --            185            --             185
                                                         ------------------------------------------------------------------
Balance at December 31, 1998                             17,118,385       $171      $ 145,170       $   501       $ 145,842
                                                         ------------------------------------------------------------------

Net income                                                       --         --             --         2,052           2,052
Issuance of common stock pursuant to employee
  stock purchase plan                                        14,516         --            199            --             199
Issuance of common stock pursuant to stock options
  exercised                                                   5,334         --             75            --              75
                                                         ------------------------------------------------------------------
Balance at December 31, 1999                             17,138,235       $171      $ 145,444       $ 2,553       $ 148,168
                                                         ------------------------------------------------------------------

Net loss                                                         --         --             --        (5,846)         (5,846)
Issuance of common stock pursuant to employee
  stock purchase plan                                        66,067         --            238            --             238
Issuance of common stock pursuant to funding of
  employer 401k contribution                                 72,493         --            595            --             595
Repurchase of common stock pursuant to stock
  repurchase program                                       (211,400)        --         (1,198)           --          (1,198)
                                                         ------------------------------------------------------------------
Balance at December 31, 2000                             17,065,395       $171      $ 145,079       $(3,293)      $ 141,957
                                                         ==================================================================

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                          Years ended December 31,
                                                                                 -------------------------------------------
                                                                                   2000             1999               1998
                                                                                 --------         --------          --------
Cash flows from operating activities:
     Net income (loss)                                                           $ (5,846)        $  2,052          $  6,900
         Loss from discontinued operations, net of tax                                 --               --             1,244
         Write-off of home health assets, net of tax                                   --               --               902
         Cumulative effect of change in accounting principle, net of tax               --               --               304
         Extraordinary loss on extinguishment of debt, net of tax                     124               --                --
                                                                                 --------         --------          --------
     Income (loss) from continuing operations                                      (5,722)           2,052             9,350
     Adjustments to reconcile income (loss) from continuing operations to net cash and cash equivalents provided by continuing operations:
         Asset impairments and contractual losses                                      --           12,536                --
         Depreciation and amortization                                             17,142           13,692            10,025
         Amortization of deferred entrance fee revenue                             (7,581)          (6,945)           (3,756)
         Amortization of deferred financing costs                                   2,174            1,342               754
         Proceeds from terminated lifecare contracts                                2,432            2,756             1,616
         Proceeds from life estate sales, net of refunds                            8,664           11,028             4,262
         Deferred income tax (benefit) expense                                     (1,731)            (207)            3,923
         Proceeds from (amortization of) deferred-gain on sale-leaseback
          transactions                                                               (452)            (452)             (453)
         Minority interest in losses of consolidated subsidiaries                    (961)            (277)               --
         Losses from unconsolidated joint ventures                                    263            2,005               608
         Gain on sale of assets                                                      (267)          (3,036)              (80)
         Proceeds from issuance of stock through employee 401k plan                   595               --                --

     Changes in assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                         (548)          (1,588)           (3,642)
         Inventory                                                                     45             (124)              (95)
         Prepaid expenses                                                            (758)            (163)             (346)
         Other assets                                                               1,165           (4,402)           (2,195)
         Accounts payable                                                           1,960           (2,820)            2,907
         Accrued expenses and other current liabilities                            (7,591)              40             2,135
         Tenant deposits                                                             (803)              48               496
         Other liabilities                                                         (1,593)          (2,179)             (172)
                                                                                 --------         --------          --------
Net cash and cash equivalents provided by continuing operations                     6,433           23,306            25,337
Net cash and cash equivalents used in discontinued operations                          --               --            (1,941)
                                                                                 --------         --------          --------
Net cash and cash equivalents provided by operating activities                      6,433           23,306            23,396

Cash flows from investing activities:
         Additions to land, buildings and equipment                               (49,073)         (59,221)          (31,888)
         Expenditures for acquisitions, net of cash received                       (6,422)              --           (37,358)
         Reimbursements from (advances for) development projects, net               3,667            7,374           (11,136)
         Investments in joint ventures                                               (357)          (1,763)           (3,143)
         Contributions from minority owners                                           522            1,630                --
         Receipts for purchase options                                              3,750               --                --
         Purchases of other investments                                                --          (10,177)           (4,704)
         Proceeds from the maturity of marketable securities                           --               --               132
         Proceeds from the sale of assets                                          26,483            3,138             1,736
         Other investing activities                                                  (338)            (664)               --
     Changes in assets and liabilities, net of effects from acquisitions:
         Expenditures for leasehold acquisitions, net of cash received            (14,972)              --                --
         Purchase of assets limited as to use                                      (3,641)         (13,643)          (44,975)
         Receipts from (issuance of) notes receivable                                 244          (78,916)          (19,731)
                                                                                 --------         --------          --------
Net cash used by investing activities                                             (40,137)        (152,242)         (151,067)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)


                                                                                              Years ended December 31,
                                                                                     -------------------------------------------
                                                                                       2000             1999              1998
                                                                                     --------         --------          --------

Cash flows from financing activities:
         Net proceeds from public offerings                                                --               --            64,805
         Proceeds from issuance of stock through employee stock purchase plan             238              199               235
         Payments for common stock through stock repurchase program                    (1,198)              --                --
         Proceeds from exercise of stock options                                           --               75               185
         Proceeds from the issuance of long-term debt                                  89,549          143,162            53,717
         Principal payments on long-term debt                                         (49,896)          (5,341)          (12,752)
         Principal reductions in master trust liability                                (3,727)          (4,225)           (2,625)
         Expenditures for financing costs                                              (3,293)          (3,453)              (77)
                                                                                     --------         --------          --------
Net cash provided by financing activities                                              31,673          130,417           103,488
                                                                                     --------         --------          --------

     Net increase (decrease) in cash and cash equivalents                              (2,031)           1,481           (24,183)
                                                                                     --------         --------          --------
Cash and cash equivalents at beginning of period                                       21,881           20,400            44,583
                                                                                     --------         --------          --------
Cash and cash equivalents at end of period                                           $ 19,850         $ 21,881          $ 20,400
                                                                                     ========         ========          ========


Supplemental disclosure of cash flow information:


     Cash paid during the period for interest (including capitalized interest)            $35,969      $24,591      $18,359
                                                                                          =======      =======      =======
     Income taxes paid                                                                    $   211      $ 5,138      $   249
                                                                                          =======      =======      =======

Supplemental disclosure of non-cash transactions:

During the respective years, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:


     Current assets                                       $   939            $     --              $  7,378
     Costs in excess of net assets acquired                    --                  --                35,938
     Land, buildings and other assets                      14,202                  --               151,875
     Current liabilities                                      768                  --                15,471
     Long-term debt                                         7,951                  --                22,368
     Other liabilities                                         --                  --                74,793

During the year ended December 31, 2000, the Company funded its 401(k) contribution with 72,493 shares of its common stock at a fair market value of $595,000.

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

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND PRESENTATION

The accompanying financial statements as of and for the years ended December 31, 2000, 1999 and 1998 include the consolidated financial statements of American Retirement Corporation and its wholly-owned and majority owned subsidiaries (collectively referred to as the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.

 (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

The Company principally provides housing, health care, and other related services to senior residents through the operation and management of numerous senior living communities located throughout the United States. The communities provide a combination of independent living, assisted living and skilled nursing services. The Company is subject to competition from other senior living providers within its markets. The following is a summary of significant accounting policies.

(a) Use of Estimates and Assumptions: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Recognition of Revenue: The Company provides residents with housing and health care services through various types of agreements. The Company also receives fees for managing and developing senior living communities owned by others.

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

     The Company also provides housing to residents at certain communities under an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident's estate contingent upon the occupation of the unit by the next resident. The resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee from the succeeding resident. The entrance fee is recorded by the Company as refundable portion of life estate fees and is amortized into revenue using the straight-line method over the remaining life of the buildings. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. They may also elect to obtain additional services, which are paid for on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of one year or until the unit is reoccupied.

     Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Prospective Payment System (PPS), effective for the Company beginning January 1, 2000, eliminates the cost based reimbursement system, and communities are reimbursed on a per diem basis. Resident and health care revenues, primarily Medicare, subject to retroactive adjustments were 4.4%, and 4.7% of resident and health care revenues in 1999 and 1998, respectively.

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

(c) Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(d) Assets Limited as to Use: Assets limited as to use include assets held by lenders under loan agreements in escrow for property taxes and property improvements, operating reserves required by certain state licensing authorities, certificates of deposit, and U.S. Treasury obligations held as collateral for letters of credit or in conjunction with leasing activity or to support operating deficit agreements, and resident deposits.

     The Company classifies its U.S. Treasury obligations as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and the intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Realized gains and losses from the sale of held-to-maturity securities are determined on a specific identification basis.

     A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(e) Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

(f) Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the acquisition, development, and construction of the communities. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of their useful life or remaining base lease term. Construction in progress includes costs incurred related to the development and construction of senior living communities. If a project is abandoned, any costs previously capitalized and determined to be unrecoverable are expensed.

(g) Notes Receivable: Notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

(h) Goodwill: Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the risk of the acquired operations. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Goodwill is net of accumulated amortization of $2.5 million and $1.5 million at December 31, 2000 and 1999, respectively. Amortization expense was $1.0 million, $1.0 million, and $486,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

(i) Other Assets: Other assets consist primarily of security deposits, unexercised purchase options, deferred financing costs (including convertible debenture offering costs), costs of acquiring lifecare contracts, deferred lifecare fee receivables, property held for sale, and investments in joint ventures. Deferred financing costs are being amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Purchase options to acquire property are recorded at their cost and are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or management determines that the option will not be exercised.

(j) Investments in Joint Ventures: Investments in joint ventures includes the Company's investments organized to develop senior living communities. The Company is providing full development services related to, and has entered into management agreements to manage, the related communities. The Company accounts for its investments in 20-50% owned joint ventures under the equity method. At December 31, 2000 and 1999, the Company's investment and advances in joint ventures was approximately $3.1 million and $1.1 million, respectively. See Note 10.

(k) Start-up Costs: On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-up Activities. SOP No. 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP No. 98-5 defines start-up activities broadly to include those one-time activities related to: opening a new facility; introducing a new product or service; conducting business in a new territory; conducting business with a new class of customer or beneficiary; initiating a new process in an existing facility; or commencing some new operation. Start-up activities also include activities related to organizing a new entity (costs of such activities are commonly referred to as organization costs). SOP No. 98-5 was effective January 1, 1999, however early application was permitted. Initial application of SOP No. 98-5 was required as of the beginning of the fiscal year in which it is first adopted, and restatement of previously issued financial statements is not permitted. Previously capitalized start-up costs were required to be written-off upon adoption of SOP No. 98-5.

     The Company elected to adopt the provisions of SOP No. 98-5 in 1998. Accordingly, effective January 1, 1998, the Company recorded a cumulative effect of the change in accounting for start-up costs of $304,000, net of tax, in the consolidated statement of operations. Start-up costs subsequent to the adoption of SOP No. 98-5 are expensed as incurred.

(l) Obligation to Provide Future Services: Under the terms of certain lifecare contracts, the Company is obligated to provide future services to its residents. The Company calculates the present value of the net cost of future services and use of facilities annually and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 2000 and 1999, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

(m) Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n) Earnings per Share: Basic earnings per share ("EPS") is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The effect from assumed conversion of the Company's convertible debentures would have been anti-dilutive in 2000, 1999 and 1998 and was therefore not included in the computation of diluted EPS. Antidilutive shares which were excluded from the diluted EPS calculation in 2000, 1999 and 1998 were 1,034,000, 1,796,000, and 235,000, respectively. See Note 21.

(o) Stock-Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" in accounting for stock-based compensation, and accordingly recognizes no compensation expense for stock option grants, but provides the pro forma disclosures required by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

(p) Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, accounts receivable, advances for development projects, tenant deposits, accounts payable, and refundable portion of life estate fees approximate their fair values because of the short-term nature of these accounts. The carrying value of notes receivable approximate their fair value because the notes earn interest at a variable rate based on LIBOR. The carrying value of debt approximates fair value as the interest rates approximate the current rates available to the Company. The fair value of the interest rate swaps is disclosed at Note 1(v).

(q) Derivative Instruments: During 2000 and 1999, the Company entered into two interest rate swap agreements as a hedge against certain debt liabilities in order to reduce its exposure to market risks from changing interest rates. Notional amounts of the Company's two existing swap agreements were $17.8 million and $35.2 million maturing December 10, 2024 and July 31, 2008, respectively. Under the agreements the Company receives fixed rates of 7.19% and 6.87%, respectively, and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 31, 2002 of 6.87% and 8.12% thereafter, respectively.

     Interest rate swap agreements are contracts that represent an exchange of interest payments and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense. Gains and losses from the termination of interest rate swaps are deferred and amortized over the remaining lives of the designated balance sheet assets or liabilities, or immediately, if the item hedged does not remain outstanding. If the balance of the liability falls below that notional amount of the derivative, the excess portion of the derivative is marked-to-market with a corresponding effect on current earnings.

(r)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or the fair value less the costs to sell.

(s) Comprehensive Income: The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During 2000, 1999 and 1998, the Company's only component of comprehensive income (loss) was net income (loss).

(t) Segment Disclosures: During 1998, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" became effective for the Company. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. During 2000, the Company revised its staffing and internal reporting to manage and operate in two business segments. Prior to fiscal 2000, the Company operated as one business segment. See further disclosure in Note 18.

(u) Reclassifications: Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

(v)  Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain

     Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard. SFAS 133 standardizes the accounting for derivative instruments.

     The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. During 1999 and 2000, the Company entered into two interest rate swap agreements as a hedge against certain long-term debt in order to manage interest rate risk. These swap agreements are designated and qualify as cash flow hedges under SFAS No. 133.

     The Company will adopt SFAS No. 133 on January 1, 2001. On adoption, the provisions of the Statement must be applied prospectively. It is estimated that adoption of SFAS No. 133 will result in the Company recording a net transition adjustment loss of $1.1 million (net of related income tax of $570,000 in accumulated other comprehensive income at January 1, 2001). Further, the adoption of the Statement will result in the Company recognizing $266,000 of derivative instrument assets and $1.9 million of derivative instrument liabilities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued SAB 101B, which amends the transition guidance for SAB 101. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, SAB 101 was adopted by the Company in the fourth quarter of fiscal 2000, effective as of January 1, 2000. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 did not have an impact on the Company's operating results in 2000.

(3)  LIQUIDITY

The Company's credit agreements contain restrictive covenants which include the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of September 30, 2000, the Company amended several of these financial covenants in order to remain in compliance therewith. The Company is in compliance with its required financial covenants at December 31, 2000, as amended. Accordingly, the related debt is classified in accordance with the contractual maturity schedules. Future compliance with the financial covenants is largely dependent upon improvements in the operations of the Company's Free-standing ALs. Improvements in the Company's operations is also subject to various factors such as economic conditions, interest rate levels, competition for residents, increases in operating costs and various other factors, some of which are beyond the Company's control. Consequently, there can be no assurances that the Company will remain in compliance with those financial covenants. If the Company fails to meet the covenants, unless amended or waived, the lenders will have the right to cease funding and accelerate repayment of the debt, which would have a material adverse effect on the Company.

The Company is highly leveraged and has a substantial amount of debt and lease obligations. At December 31, 2000, the debt maturities and minimum lease obligations in 2002 total $362 million. Internally generated cash will not be sufficient to meet the 2002 debt and minimum lease obligations. Furthermore, due to adverse market conditions and the market price of the Company's stock, the Company believes that it is unlikely that it will be able to raise capital in the public equity markets for the foreseeable future. Accordingly, the Company's ability to refinance its maturing obligations will depend, in large part, upon its ability to obtain new or replacement financing on acceptable terms. The Company is focusing on generating additional proceeds from incremental leverage. At the same time, the

Company is also examining other alternatives to obtain funding, including the monetization of certain stabilized communities. The Company has had preliminary discussions with its existing lenders regarding the extension of much of the Company's maturing indebtedness. There can be no assurances that the Company will be able to refinance, extend and obtain new financing.

A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment, other default with respect to such obligations, or failure to comply with the covenants of the debt agreements could cause lenders to cease funding, accelerate payment obligations or to foreclose upon the communities securing the indebtedness. Further, because of the cross-default and cross collateralization provisions in certain of the Company's mortgages, debt instruments and leases, a default by the Company on one of its payment obligations could result in default or acceleration of other obligations, which would have a material adverse effect on the Company.

(4)  ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the fourth quarter ended December 31, 1999, the Company announced that due to a shift in its growth strategy from development to acquisitions of senior living communities it would be abandoning certain development projects and reviewing others with regard to fit with its senior living network strategy.

The Company has two parcels of land upon which senior living communities were to be developed. In 1999, each property was in the early stage of development, with activity in process consisting primarily of securing the zoning permits, completing architectural drawings and site testing. As a result, the 1999 carrying values included capitalized costs for zoning, architect fees, and site testing that will not be realized upon sale of the parcels. Management intends to dispose of the land and recorded an impairment charge of approximately $800,000 in 1999 related to the parcels and classified the land as property held for sale. In December 2000, the Company sold one of these parcels. The Company continues marketing the other parcel.

In 1999, the Company also decided not to complete the development and construction of three properties for which the Company provided development and construction services to third party owners of senior living communities. Pursuant to the terms of the construction agency agreements executed with the owners of those projects, the Company was in default as a result of its decision not to complete construction. The Company purchased the uncompleted property from the owners and forgave the construction financing to the owners in exchange for the uncompleted property. The Company owned the land for one of the projects and leased it to the owner. Management accrued an impairment loss for this property. The land is classified as property held for sale. The Company recorded a contractual loss of $6.2 million for its obligations under the construction agency agreements during the fourth quarter of 1999, which were paid in 2000. The Company also provided construction financing on the projects and recorded an impairment charge of $1.5 million in 1999 against the notes receivable that will not be collected.

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

In 1999 the Company owned a 50% interest in a joint venture that was formed for the purpose of owning and operating two assisted living communities in Knoxville, Tennessee. The Company determined that this venture did not fit with the Company's Senior Living Network strategy. The Company had entered into an agreement in 1999 to dissolve the joint venture. The Company recorded an impairment charge of $3.2 million related to this joint venture, during the quarter ended December 31, 1999, as the fair market value of the net assets to be received upon dissolution were less than the carrying amount of the Company's equity investment and advances to the joint venture. As of June 1, 2000, the parties dissolved the joint venture, with each party retaining one of the assisted living communities, along with the liabilities associated with that community. As a result of the dissolution, the

Company recorded assets of $8.2 million, consisting primarily of land and buildings. The Company also assumed $8.2 million of liabilities, consisting primarily of a $7.9 million mortgage note payable. The Company has no further management responsibility for, or liability with respect to, the community that was retained by the other party. The Company has discovered that this property has several significant construction or design deficiencies that result in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company has moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company has also involved its outside counsel and its insurance carrier in these issues, and is in discussions with the construction contractors and the design participants of the project. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company.

The Company abandoned a new software implementation project in the fourth quarter of 1999 and accordingly wrote off the capitalized third party costs incurred for licensing and consulting of approximately $200,000.

As a result of the decisions noted above, the Company recorded total asset impairments and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999. The pretax costs of $12.5 million include $5.8 million of asset write-offs and accruals of $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million during 2000 related to these costs. An accrual of $811,000 remains at December 31, 2000. The Company anticipates expending the balance of these costs during 2001.

(5)  DISCONTINUED OPERATIONS

During 1998, the Company suspended operations of certain of its home health care agencies pending either institution of prospective pay or major revisions to the United States interim payment system. During the quarter ended December 31, 1998, the Company determined that an acceptable reimbursement system will not be implemented in the near term and discontinued its home health care operations. The operating results and cash flows of the home health care division for the year ended December 31, 1998 have been reclassified to discontinued operations. The Company recorded losses from home health operations, net of tax, of $1.2 million for the year ended December 31, 1998. Additionally, during the quarter ended December 31, 1998, the Company recognized an after tax charge of $902,000, related primarily to the impairment of unamortized costs in excess of net assets acquired in home health care agency acquisitions.

(6)  ACQUISITION

On July 14, 1998, the Company acquired privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and with Robert G. Roskamp, FGI's Chairman. The acquisition resulted in the ownership of three continuing care retirement communities ("CCRCs") and the management of four additional CCRCs. The Company also acquired options to purchase two of the managed CCRCs. Additionally, the Company entered into a development and management contract for, and acquired an option to purchase, one additional CCRC currently under development. The consideration paid at closing was approximately $43.0 million, including $23.2 million of cash and 1,370,000 shares of the Company's common stock valued at $19.8 million. The Company paid an additional $4.0 million for the purchase options and $1.5 million to enter into two of the management contracts. The transaction was accounted for as a purchase and the consolidated financial statements include the operations of the acquired entities effective July 1, 1998. The transaction resulted in goodwill of approximately $35.9 million. During 1999, the Company paid an additional $1.7 million to the former owners of FGI under a contingent arrangement within the 1998 acquisition agreement. Such amount was recorded as goodwill, which completed the FGI transaction.

The following unaudited condensed consolidated pro forma results of continuing operations assumes the above referenced acquisition had been consummated as of January 1, 1998.

                    (in thousands except share data):
                    -----------------------------------------------------------------
                    Total revenues                                            $159,801
                    Income from continuing operations before
                      extraordinary item and cumulative effect of
                      change in accounting principle                            $6,873
                    Diluted earnings per share                                   $0.47
                    Weighted average diluted shares                             14,747

(7)  ASSETS LIMITED AS TO USE

The composition of assets limited as to use at December 31, 2000 and 1999 is as follows (in thousands):

                                                      2000          1999
                                                    --------      --------
       Held by trustee under agreement:
         U.S. Treasury obligations                  $ 17,630      $     --
         Certificates of deposit                      42,691        53,314
         Cash and other short-term investments        18,645        23,112
                                                    --------      --------
                                                      78,966        76,426
       Less long-term investments                     73,785        60,855
                                                    --------      --------
       Short-term investments                       $  5,181      $ 15,571
                                                    ========      ========

The $17.6 million of U.S. Treasury obligations related to a community leased on May 26, 2000. The Company receives and recognizes the interest income on these assets limited as to use.

The certificates of deposit are pledged to the lessors of certain senior living communities as collateral to support the lessor's equity contributions. The Company receives and recognizes the interest income earned on these certificates of deposit.

(8)  LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                                             2000            1999
                                                           ---------       ---------
       Land and improvements                               $  46,534       $  44,887
       Land leased to others                                  15,406          17,022
       Land held for development                               9,762           9,762
       Buildings and improvements                            392,312         351,529
       Furniture, fixtures, and equipment                     30,677          25,740
       Leasehold improvements                                  4,893           3,091
                                                           ---------       ---------
                                                             499,584         452,031
       Less accumulated depreciation and amortization        (52,090)        (39,752)
       Construction in progress                               25,568          19,281
                                                           ---------       ---------
       Total                                               $ 473,062       $ 431,560
                                                           =========       =========

On December 18, 2000 the Company sold a community located in Westlake, Ohio and subsequently leased the property back from the buyer. At the transaction date, the community had a net book basis of $13.2 million and was sold for approximately $26.0 million. The gain has been deferred and will be recognized into income over the life of the lease, ending July 2007. Pursuant to the sale, the Company repaid the mortgage financing, $17.0 million, and has deposited the remaining proceeds with an escrow agent. The Company anticipates that a portion of the taxable gain from the transaction will be deferred by like-kind exchanges that the Company anticipates consummating during 2001, thus deferring a significant portion the taxable gain. In conjunction with the lease, the Company has the right of first refusal to purchase the community. The deferred gain recorded for financial reporting purposes could be subsequently reduced if a portion of the sales proceeds are used to purchase similar operating property.

Depreciation expense was $15.0 million, $12.1 million, and $9.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. The Company capitalized $1.4 million, $2.1 million, and $1.5 million of interest costs during 2000, 1999 and 1998, respectively.

(9)  NOTES RECEIVABLE

The Company finances the cost of certain retirement communities owned by others that are being developed, leased or managed by the Company. The notes receivable generally earn interest at variable rates based on 200 basis points in excess of the 30 day LIBOR rate, which is recalculated monthly. Interest and principal are due monthly based on a 25 year amortization. The notes receivable mature from March 2005 through December 2005 and are secured by the related retirement communities. As discussed in Note 4, in 1999 the Company wrote off $1.5 million with a corresponding charge to earnings for notes receivable that will not be collected due to the default by the Company under certain construction agency agreements. No other notes receivable were impaired at December 31, 2000 or 1999.

(10) OTHER ASSETS

Other assets at December 31, 2000 and 1999 consist of the following (in thousands):


                                                                        2000          1999
                                                                      --------      --------
       Security deposits                                              $  7,663      $  6,957
       Purchase options                                                 17,376        21,126
       Costs of acquiring lifecare contracts, net                        3,080         3,326
       Deferred lifecare fee receivables                                 4,303         4,002
       Deferred financing costs, net of accumulated amortization         5,467         5,961
       Investments and advances in unconsolidated entities               3,124         1,141
       Property held for sale                                            5,423         2,900
       Other                                                             4,156         2,660
                                                                      --------      --------
       Total                                                          $ 50,592      $ 48,073
                                                                      ========      ========

(11)  LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                                                       2000                 1999
                                                                                     ----------          ----------
                                                                                             (in thousands)
Convertible debentures bearing interest at a fixed rate of 5.75%.  Interest is due semi-annually on April 1 and October 1 through October 1, 2002,
at which time all principal is due                                                   $  137,980          $  137,980

                                                                                       2000                 1999
                                                                                     ----------          ----------
                                                                                             (in thousands)
Revolving line of credit in the amount of $50.0 million bearing interest at the rate of LIBOR plus one hundred seventy-five basis points (8.63% - LIBOR index monthly at December 31, 2000).  Interest only is paid monthly and the loan matures on December 31, 2002. The loan is
secured by certain land and buildings                                                    23,909              47,659

Revolving line of credit in the amount of $100.0 million bearing interest at the rate of LIBOR plus two hundred sixty basis points (9.22% at December 31, 2000).
Interest only is paid monthly and the loan matures on May 1, 2002. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases                                            91,090              64,390

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest and principal is due monthly and the remaining principal and unpaid interest due at maturity on December 31, 2001. The loan was
repaid in 2000                                                                               --              14,300

Mortgage note payable bearing interest at a floating rate equal to two hundred twenty-five basis points in excess of the LIBOR rate recalculated each month
(8.95% at December 31, 2000). Interest is due monthly with principal due at maturity on December 2, 2002
The loan is secured by certain land and buildings                                        11,138               6,750

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal and unpaid interest due at maturity on December 31, 2002.
The loan is secured by certain
land, buildings, equipment, and assignment of rents and leases                           62,330              62,330

Mortgage note payable bearing interest at a floating rate equal to three hundred basis points in excess of the LIBOR rate (9.80% at December 31, 2000). Interest and principal, amortized over 25 years, is due monthly with balloon maturity on
April 1, 2003. The loan is secured by certain land, buildings, equipment, and
assignment of rents and leases                                                           23,086                  --

Mortgage note payable bearing interest at a fixed rate of 6.87%. Principal and interest of $262,747 is due monthly with remaining principal and unpaid interest due on July 31, 2008. The note is secured by certain land, buildings, equipment, and assignment of
rents and leases                                                                         35,179              35,544

Mortgage note payable bearing interest at a fixed rate of 8.50%. Principal and interest of $144,956 is due monthly with remaining principal and unpaid interest due on December 10, 2024. The note is secured by certain land, buildings, equipment, and assignment
of rents and leases                                                                      17,787              18,000

                                                                                       2000                 1999
                                                                                     ----------          ----------
                                                                                             (in thousands)
Mortgage note payable bearing interest at a fixed rate of 9.50%
Principal and interest of $104,844 is due monthly with remaining principal and unpaid interest due on June 10, 2025.  The note is secured by certain land, buildings, equipment, and assignment
of rents and leases                                                                      11,940                  --

Mortgage notes payable, generally payable monthly with interest
   rates ranging from 8.80% to 9.95%                                                     28,910              20,521
Construction notes payable, generally payable monthly with
   interest rates ranging from 7.69% to 8.98%                                            24,184              11,413
Other long-term debt, generally payable monthly with
   interest rates ranging from 4.2% to 10.49%                                            16,157              17,101
                                                                                     ----------          ----------
Total long-term debt                                                                    483,690             435,988
       Less current portion of long-term debt                                             7,449              10,173
                                                                                     ----------          ----------
Long-term debt, excluding current portion                                            $  476,241          $  425,815
                                                                                     ==========          ==========

The aggregate scheduled maturities of long-term debt at December 31, 2000 were as follows (in thousands):

                          2001          $  7,449
                          2002           333,265
                          2003            33,019
                          2004             7,418
                          2005             7,461
                          Thereafter      95,078
                                        --------
                                        $483,690
                                        ========

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

The Company's various credit facilities, contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserves and occupancy levels. Effective as of September 30, 2000, the Company amended several of these financial covenants in order to remain in compliance therewith, resulting in a cost of $125,000 and an increase of twenty five basis points on the floating interest rate. Failure to maintain compliance with the financial covenants would have a significant adverse impact on the Company. Under the terms of various long-term debt agreements, the Company is required to maintain certain deposits with trustees. Such deposits are included in "assets limited as to use" in the financial statements.

The Company's internally generated cash will not be sufficient to meet the obligations of maturing 2002 debt instruments. Furthermore, due to adverse market conditions and the market price of the Company's stock, the Company believes that it is unlikely that it will be able to raise capital in the public equity markets for the foreseeable future. Accordingly, the Company's ability to refinance its maturing obligations will depend, in large part, upon its ability to obtain new or replacement mortgage financing on acceptable terms. The Company is focusing on generating additional proceeds from incremental leverage, including possible combinations of senior and mezzanine financing. At the same time, the Company is also examining other alternatives for raising capital, including the opportunistic monetization of investments in certain of the stabilized communities. The Company has engaged in preliminary discussions with its existing lenders regarding the extension of much of the Company's maturing indebtedness. Failure to meet the debt service requirements or debt covenants would have a significant adverse impact on the Company.

(12)  REFUNDABLE ENTRANCE FEES AND DEFERRED LIFE ESTATE INCOME

Under certain of the Company's residency and health care agreements for its lifecare communities acquired pursuant to the FGI transaction, residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by such land, buildings and equipment. As of December 31, 2000, the remaining obligation under the Master Trust Agreements is $47.3 million and is payable monthly based on a 40-year amortization of each residents' balance. The current installment due in 2001, and annually for the subsequent five-year period, is approximately $1.5 million. The annual obligation is reduced as individual residency agreements terminate.

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

The obligation to the Master Trust is classified as follows at December 31, 2000 and 1999, respectively (in thousands):

                                                            Other Residency
                                           Master Trust       Agreements          Total
                                           ------------     ---------------     ----------
At December 31, 2000:
Other current liabilities                  $      1,452     $            --     $    1,452
Refundable portion of life estate fees           18,008              26,731         44,739
Deferred life estate income                      27,791              24,974         52,765
                                           ------------     ---------------     ----------
                                           $     47,251     $        51,705     $   98,956
                                           ============     ===============     ==========

                                                            Other Residency
                                           Master Trust       Agreements          Total
                                           ------------     ---------------     ----------
At December 31, 1999:
Other current liabilities                  $      1,980     $            --     $    1,980
Refundable portion of life estate fees           18,792              24,594         43,386
Deferred life estate income                      29,359              22,247         51,606
                                           ------------     ---------------     ----------
                                           $     50,131     $        46,841     $   96,972
                                           ============     ===============     ==========

(13)  SHAREHOLDERS' EQUITY

On August 4, 1998, the Company completed a public offering of 4,500,000 shares of common stock, of which 4,297,500 were sold by the Company and 202,500 shares were sold by certain selling shareholders. Net proceeds to the Company were approximately $64.8 million, net of underwriting and issuance costs.

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 2000, no preferred shares had been issued.

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

In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2000 and 2001. As of December 31, 2000, the Company had purchased $1,198,000 or 211,400 shares of common stock and considers this buy back complete. The Company also announced, in March 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of the Company's 5 3/4% Convertible Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. As of December 31, 2000, the Company had not purchased any 5 3/4% Convertible Debentures. Purchases, if any, would be made primarily in the open market during 2001.

(14)  STOCK-BASED COMPENSATION

Stock Option Plan

In 1997, the Company adopted a stock incentive plan (the "1997 Plan") providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, 15% of the outstanding common stock, or 2,559,800 shares of common stock have been reserved and are available for issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options generally expire ten years from the date of grant and vest over a three-year period. The option exercise price is generally not less than the fair market value of a share of common stock on the date the option is granted.

A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 1999 and 1998, respectively, is presented below (shares in thousands):

                                                                       Average
                                                                       Exercise
       Options                                           Shares          Price
       -------------------------------------------------------------------------
       Outstanding at December 31, 1997                    780           $ 15.55
       -------------------------------------------------------------------------
       Granted                                             963           $ 16.93
       Exercised                                           (13)            14.00
       Forfeited                                          (240)            19.20
       -------------------------------------------------------------------------
       Outstanding at December 31, 1998                  1,490           $ 15.86
       -------------------------------------------------------------------------
       Granted                                           1,018           $ 11.53
       Exercised                                            (5)            14.00
       Forfeited                                          (135)            16.47
       -------------------------------------------------------------------------
       Outstanding at December 31, 1999                  2,368           $ 13.97
       -------------------------------------------------------------------------
       Granted                                             183           $  6.10
       Exercised                                            --                --
       Forfeited                                        (1,791)            15.81
       -------------------------------------------------------------------------
       Outstanding at December 31, 2000                    760           $  7.52
       =========================================================================


The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                                 Weighted
                                                 Average
                 Range of          Number       Contractual    Exercise
             Exercise Prices    Outstanding     Life (Years)    Price
         ---------------------------------------------------------------
         $ 3.150    -   4.950       11             4.87         $ 4.46
         $ 5.000    -   5.000      406             3.82           5.00
         $ 5.010    -  14.000      285             5.59           9.32
         $15.125    -  18.813       58             7.70          16.99
         ---------------------------------------------------------------
         $ 3.150    -  18.813      760             5.08         $ 7.52
         ---------------------------------------------------------------

There were 296,000 options exercisable at an average exercise price of $9.85 as of December 31, 2000. See Note 21.

The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                                          Weighted
                                                           Average
                          Range of         Number        Contractual     Exercise
                      Exercise Prices   Outstanding      Life (Years)      Price
                  ---------------------------------------------------------------
                  $ 5.000   -   13.188      458             9.81           $ 5.29
                  $14.000   -   14.000      496             7.42            14.00
                  $15.125   -   16.875      992             8.82            16.00
                  $17.375   -   23.000      422             8.93            18.51
                  ---------------------------------------------------------------
                  $ 5.000   -   23.000    2,368             8.74           $13.97
                  ---------------------------------------------------------------

There were 623,000 options exercisable at an average exercise price of $15.35 as of December 31, 1999.

As discussed in Note 2, the Company accounts for stock-based employee compensation in accordance with APB No. 25 and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB No. 25" and related interpretations as permitted by SFAS No. 123. Accordingly, no compensation expense has been recognized for its stock option awards because the option grants are for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. In accordance with SFAS No. 123, pro forma information regarding net income (loss) and earnings (loss) per share has been determined by the Company using the "Black-Scholes" option pricing model with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: 6.16%, 5.53% and 4.55%
risk-free interest rate, 0% dividend yield, 60.6%, 76.4% and 39.7% volatility rate, and an expected life of the options equal to the remaining vesting period.

The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.77, $6.08, and $5.38, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share amounts):

                                       2000                         1999                         1998
                             ------------------------     ------------------------      -----------------------
                                 As         SFAS 123          As          SFAS 123         As         SFAS 123
                             Reported       Pro Forma     Reported       Pro Forma      Reported      Pro Forma
                             ---------      ---------     ---------      ---------      --------      ---------
Net income (loss)            $(5,846)       $(6,665)       $2,052         $ (419)        $6,900        $5,559
Basic earnings (loss)
  per share                  $ (0.34)       $ (0.39)       $ 0.12         $(0.02)        $ 0.49        $ 0.40
Diluted earnings (loss)
  per share                  $ (0.34)       $ (0.39)       $ 0.12         $(0.02)        $ 0.49        $ 0.39

Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan ("ESPP") pursuant to which an aggregate of 138,792 shares remain authorized and available for issuance to employees at December 31, 2000. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an "Option Period") to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the "Exercise Date"), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code
(Code). During 2000, 1999 and 1998, respectively, 66,067, 14,516 and 16,190 shares were issued pursuant to the ESPP at an average purchase price of $3.60, $9.34 and $14.52 per share, respectively.

(15)     RETIREMENT PLANS

401 (k) Plan

Employees of the Company participate in a savings plan (the "401(k) Plan") which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. Additional contributions may be made by the Company at its discretion, which contributions vest ratably over a five-year period. The Company contributed $595,000, $115,000, and $521,000, for 2000, 1999, and 1998
respectively.

Section 162 Plan

The Company maintains a non-qualified deferred compensation plan (the "162 Plan") which allows employees who are "highly compensated" under IRS guidelines to make after-tax contributions to an investment account established in such employees' name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company's creditors. Approximately 56 employees are eligible to participate in the 162 Plan. The Company contributed approximately $24,000 and $191,000 to the 162 Plan in 1999 and 1998, respectively. No contributions were made to the 162 Plan in 2000.

(16)     INCOME TAXES

Total income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 were attributable to the following (in thousands):

                                                                             Years Ended December 31,
                                                                         ---------------------------------
                                                                           2000         1999        1998
                                                                         -------       ------      -------
                  Income (loss) from continuing operations               $(3,523)      $1,087      $ 5,652
                  Minority interest in losses of consolidated
                    subsidiaries                                             589          170           --
                  Loss from home health operations                            --           --         (762)
                  Write-off of home health assets                             --           --         (553)
                  Extraordinary item                                         (77)          --           --
                  Cumulative effect of change in accounting
                    principle                                                 --           --         (186)
                                                                         -------       ------      -------
                  Total income taxes (benefit)                           $(3,011)      $1,257      $ 4,151
                                                                         =======       ======      =======

The income tax expense (benefit), attributable to income (loss) from continuing operations before minority interest, extraordinary item and cumulative effect of change in accounting principle consists of the following (in thousands):

                                                              Years Ended December 31,
                                                         -----------------------------------
                                                           2000          1999          1998
                                                         -------       -------       -------
                           U.S. Federal:
                              Current                    $(1,554)      $ 1,375       $ 1,138
                              Deferred                    (1,525)          (28)        3,925
                                                         -------       -------       -------
                                 Total U.S. Federal       (3,079)        1,347         5,063
                                                         -------       -------       -------

                                                        Years Ended December 31,
                                                  -----------------------------------

                                                    2000          1999          1998
                                                  -------       -------       -------
                           State:
                              Current                 274            89           591
                              Deferred               (718)         (179)           (2)
                                                  -------       -------       -------
                                 Total State         (444)          (90)          589
                                                  -------       -------       -------
                           Total                  ($3,523)      $ 1,257       $ 5,652
                                                  =======       =======       =======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                                               2000           1999
                                                                             --------       --------
         Deferred tax assets:
         Federal and state operating loss carryforwards                      $ 10,988       $  3,734
         AMT credit carryforward                                                  478          2,000
         Charitable contributions carryforward                                  6,653          6,653
         Deferred gains on sale/leaseback transactions                          5,337          1,183
         Accrued expenses not deductible for tax                                1,120            932
         Intangible assets                                                        700            549
         Asset impairment charges and contractual losses on development           361          3,387
         Other                                                                    308            295
                                                                             --------       --------
              Total gross deferred tax assets                                  25,945         18,733
              Less valuation allowance                                         (8,717)        (7,554)
                                                                             --------       --------
              Total deferred tax assets, net of valuation allowance            17,228         11,179

         Deferred tax liabilities:
         Buildings and equipment                                               25,886         23,207
         Deferred life estate revenue                                           1,403          1,016
         Other                                                                  2,686          1,434
                                                                             --------       --------
              Total gross deferred tax liabilities                             29,975         25,657
                                                                             --------       --------
              Net deferred tax liability                                     $(12,747)      $(14,478)
                                                                             ========       ========

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes on income (loss) from continuing operations before income taxes, minority interest, extraordinary item and cumulative effect of change in accounting principle:

                                                                        2000        1999        1998
                                                                      -------     -------     -------
         Statutory tax rate                                             35.0%       35.0%       35.0%
         Difference in book and tax goodwill amortization expense       (1.4%)       4.0%         --
         State income taxes, net of Federal benefit                      1.3%       (1.8%)       2.5%
         Non-deductible expenses and other items                        (0.4%)       0.8%        0.2%
                                                                       -----       -----       -----
              Total                                                     34.5%       38.0%       37.7%
                                                                       =====       =====       =====

At December 31, 2000, the Company had unused federal net operating loss (NOL) carryforwards of approximately $20 million for regular tax purposes and $3 million for alternative minimum tax, which expire in 2011 through 2020. As of December 31, 2000 the Company had alternative minimum tax credit carryforwards of approximately $478,000. The Company also had an unused charitable contribution carryforward of approximately $19 million, which carried over from the acquisition of FGI. The charitable contribution carryover expires in 2002.

As of December 31, 2000, the Company carried a valuation allowance against deferred tax assets in the amount of $8.7 million. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $1.1 million. The increase in the valuation allowance during 2000 related to state net operating loss carryovers generated in 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The ultimate realization of deferred tax assets related to tax credit carryforwards is dependent upon the generation of future taxable income prior to the expiration of the carryforwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the period in which the Company can utilize the charitable contribution carryforward, management believes that it is more likely than not that the tax benefit of the charitable contribution carryforward will not be fully realized prior to its expiration in 2002. Therefore, management has determined that a valuation allowance in the amount of $6.7 million should be applied against the charitable contribution carryforward. At such time as it becomes more likely than not that the benefit of the charitable contribution carryforward acquired will be realized, the goodwill recorded in the 1998 FGI acquisition will be reduced by an amount equal to the related tax benefit. Furthermore, management has determined that a valuation allowance in the amount of $2 million should be applied against certain state net operating loss carryovers. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

(17)     LEASEHOLD ACQUISITIONS AND SPECIAL PURPOSE ENTITIES (SPE)

The Company has entered into various transactions with third parties for the development of certain Free-standing ALs. The Company generally has owned the land used for development purposes. The Company enters into a long-term ground lease with a special purpose entity, generally a subsidiary of a bank (the Owner). The Owner enters into a construction agreement with a lender. The Company is required to pledge to the Owners certificates of deposit as collateral to support the lessor's equity contribution commitment. At December 31, 2000, the Company has pledged certificates of deposit in the aggregate of $27.8 million, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit.

Upon completion of the various development projects, the Owners of these senior living communities lease the properties to various other SPEs (the Lessee) under operating leases. The Company then enters into management agreements with the lessee's to manage the operations of the leased senior living communities. The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the lessee's operating deficits above specified amounts. During 2000 and 1999, the Company funded operating deficits of $2.2 million and $374,000, respectively. Such amounts are recorded as equity in losses of managed SPE communities on the accompanying Statements of Operation. The management agreements also provide the Company with purchase options or rights of first refusal to assume the lessee's leasehold interests in the leases at a formula price. During 2000, the Company assumed the leasehold interests of thirteen communities and acquired a community. Certain of these acquisitions were from a related party. This resulted in leasehold acquisition costs of $15.7 million during 2000, which are amortized over the remaining base term of the leases (generally ten to 15 years). Accumulated amortization was $547,000 as of December 31, 2000. See Note 20.

At December 31, 2000, there were 12 assisted living communities leased by various lessee's. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of the leasehold interests, under its purchase options or rights of first refusal, in these 12 communities during 2001 and 2002. The combined purchase price would be approximately $20.0 to $25.0 million. Due to these leasehold acquisitions, the Company expects to incur significant operating losses until the communities achieve break-even occupancy levels. If the Company does not acquire these leasehold interest, it is still responsible for funding future operating losses which exceed specified limits.

(18)     INDUSTRY SEGMENT INFORMATION

The Company has significant operations principally in two industry segments: (1) Retirement Centers and (2) Free-Standing Assisted Living. Retirement Centers represent 32 of the senior living communities which provide a continuum of care services such as, independent living, assisted living and skilled nursing care. The Company currently operates 30 Free-Standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. During fiscal year 2000, the Company realigned its management consistent with these segments. Prior to fiscal 2000, the Company operated in one segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance on EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. All prior year data has been reclassified to conform to the new segment alignment(1). The following is a summary of total revenues, EBITDAR, and total assets by segment for the years ended December 31, 2000 and 1999 (in thousands). It is impractical for the Company to report such segment information for fiscal 1998 as there was a limited number of Free-standing ALs in that period.

                                                             RETIREMENT   FREE-STANDING    CORPORATE /
                                                               CENTERS   ASSISTED LIVING     OTHER           TOTAL
                                                             ----------  ---------------   -----------      --------
              FOR THE YEAR ENDED DECEMBER 31, 2000
                    Revenues                                   $187,605      $ 13,450       $  5,059        $206,114

                    NOI / Community EBITDAR(2)                   65,241        (2,851)       (14,366)         48,024
                    Lease Expense                                                                             18,267
                    Depreciation and Amortization                                                             17,142
                    Operating Income (loss)                                                                   12,615

                    Total Assets                                445,020        68,266        279,194         792,480

              FOR THE YEAR ENDED DECEMBER 31, 1999

                    Revenues                                   $159,531      $  4,959       $ 10,780        $175,270

                    NOI / Community EBITDAR(2)                   58,722             6         (4,456)         54,272
                    Lease Expense                                                                             12,985
                    Depreciation and Amortization                                                             13,692
                    Asset Impairments and Contractual Losses                                                  12,536
                    Operating Income (loss)                                                                   15,059

                    Total Assets                                426,331        22,047        292,033         740,411

(1) Segment data does not include any inter-segment transactions or allocated costs.

(2) EBITDAR is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. EBITDAR is commonly referred to by the Company as Net Operating Income or NOI.

(19)     COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains commercial insurance on a claims-made basis for medical malpractice liabilities. Management is unaware of any incidents which would result in a loss in excess of the Company's insurance coverage.

The Company is self-insured for workers' compensation claims with excess loss coverage of $425,000 per individual claim and $1 million for aggregate claims. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued $547,000 to cover open claims not yet settled and incurred but not reported claims as of December 31, 2000. Management is of the opinion that such amounts are adequate to cover any such claims incurred but not reported as of December 31, 2000.

At December 31, 2000, the Company had entered into operating leases for 21 of its senior living communities, its corporate offices, and a ground lease for a senior living community purchased during the year. The remaining base lease terms vary from two to 59 years. Certain of the leases provide for renewal and purchase options. Lease expense was $18.3 million, $13.0 million and $9.1 million for 2000, 1999, and 1998, respectively.

Future minimum lease payments excluding residual guarantees under operating leases as of December 31, 2000 were as follows (in thousands):

                  2001                            $ 28,249
                  2002                              28,714
                  2003                              26,308
                  2004                              25,102
                  2005                              29,400
                  Thereafter                       181,109
                                                  --------
                                                  $318,882
                                                  ========

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

In connection with the execution of management contracts pursuant to the FGI transaction, the Company assumed a debt guaranty on the mortgage debt of one of the managed communities. At December 31, 2000, $18.6 million was outstanding under the debt agreement.

In addition, the Company has guaranteed mortgage debt of approximately $65.0 million of which $13.0 million relates to two leased Retirement Centers, $28.2 million relates to three of the Managed SPE Communities, $16.2 million relates to two of the acquired leasehold interests during 2000, one of which opened during the first quarter of 2001, and $7.6 million relates to a non-consolidated Managed SPE Community.

The Company is currently providing development services for senior living communities owned by others. Under the terms of the development or management agreements, the Company receives a fixed fee of approximately 3.75% to 5% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $901,000 and $5.9 million of development fee revenue during 2000 and 1999, respectively. The Company owns the land upon which 13 of these senior living communities are located, and has leased the land for terms of 50 years.

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community's license or closure of a community. Except as noted below, management believes the Company was in compliance with such federal and state regulations at December 31, 2000.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance has notified the owner of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community, and has notified the Arizona DOI of the Company's intention to enter into a lease of the community, if the Company can reach acceptable terms with the owner. The Department has tentatively indicated that the proposed lease will result in the community's compliance with the applicable Arizona statute. There can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

(20)     RELATED PARTY TRANSACTIONS

The Company agreed to develop ten assisted living residences for an unaffiliated third-party. Following completion of construction, the residences were leased to affiliates of John Morris, a director of the Company. During 2000, leasehold interests for four of these communities have been acquired by the Company for $6.2 million (see Note 17). One of the leasehold interests acquired was subsequently leased to a third party during 2000. The Company agreed to manage such residences pursuant to management agreements that provide for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and require the Company to fund operating losses above a specified amount. The Company has agreements with similar terms with unaffiliated parties. During 2000 and 1999, the Company recognized $984,000 and $0 in operating losses related to the four leases acquired, and recognized $562,000 and $114,000 in 2000 and 1999, respectively, of management fees pursuant to the management agreements. In addition, the Company has advanced amounts for certain costs of these SPE affiliates of John Morris. At December 31, 2000, approximately $1.2 million was due to the Company from these affiliates. Such amounts are expected to be reimbursed through the future acquisition of the leasehold interests of these affiliates.

As part of the FGI Transaction, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Peoria, Arizona, Freedom Plaza Limited Partnership (FPLP). Mr. Roskamp, a previous director of the Company, is a director of a charitable foundation that owns an interest in the community. Pursuant to the management agreement, the Company receives a management fee equal to all cash receipts from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owners. The Company recognized $972,000, $1.5 million, and $1.2 million of management fees in 2000, 1999, and 1998 respectively, pursuant to this agreement. At December 31, 2000 and 1999, the Company has receivables of $2.3 million and $1.5 million, respectively from FPLP. Such amounts are non-interest bearing.

W.E. Sheriff, the Company's chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which in October 1999 acquired a 128-bed nursing center, Freedom Plaza Care Center (FPCC) in Peoria, Arizona. Maybrook simultaneously leased the nursing center to FPLP, which, in turn, operates the nursing center as part of the Freedom Plaza retirement campus under the name FPCC. As described above, FPLP (including FPCC after October 1999) is managed by the Company pursuant to a management agreement providing the Company with a net cash flow management fee. The Company has guaranteed the payment and performance of FPLP's obligations under its lease with Maybrook. Mr. Sheriff has also agreed to indemnify the Company from any loss or liability that the Company incurs under the guaranty of such lease.

The Company is serving as the developer of an expansion of the FPCC, which is nearing completion. Pursuant to the terms of its development agreement with Maybrook, the Company is to receive a development fee of $125,000. The Company recognized $78,125 of the development fee in 2000. Maybrook has also granted the Company an option to acquire the health center at a formula purchase price beginning in October 2009.

In July 1998, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Seminole, Florida. In connection with the management agreement, the Company paid a $1.2 million fee to the owner of the community, which is a general partnership in which Mr. Roskamp, a previous director of the Company, owns a 98.0% interest, and assumed FGI's existing guaranty of approximately $18.6 million of the mortgage debt associated with the community. Pursuant to the management agreement, the Company will receive a management fee equal to all cash receipts from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owner. As part of the FGI transaction, the Company also acquired an option to purchase the community upon the occurrence of certain events (including the expiration of the agreement) for a formula purchase price. The Company recognized $519,000, $368,000, and $1.7 million of management fees in 2000, 1999, and 1998 respectively, pursuant to this agreement. At December 31, 2000 and 1999, the Company has receivables of $2.5 million and $1.2 million, respectively from this community. Such amounts are non-interest bearing.

In July 1998, the Company entered into a three-year management agreement for a senior living community located in West Brandywine, Pennsylvania, that was owned by a partnership in which Mr. Roskamp, a previous director of the Company, owned a 70.0% interest. Pursuant to the management agreement, the Company received a management fee equal to 5.0% of the gross revenues of the community. The Company paid a non-refundable deposit of $2.0 million to acquire an option to purchase the community for a purchase price of $14.0 million, plus the assumption of certain specified liabilities. On May 26, 2000, the Company assigned its purchase option to a third party, which exercised the option and purchased the property. The Company subsequently entered into a series of agreements with this third party to lease and operate the retirement community. In connection with this transaction, the Company is required to maintain $17.4 million of assets limited as to use, on which the Company receives the interest. The Company also assumed FGI's remaining development obligations relating to the community. In return for its development services and costs associated therewith, the Company received a fee of $200,000 in 1998. Additionally, the Company recognized $212,000, $383,000, and $82,000 in management fees in 2000, 1999, and 1998 respectively, pursuant to this agreement. At December 31, 2000, the Company had a note payable of $888,000 to the lessor.

Pursuant to the FGI Transaction, the Company also entered into an agreement to provide development services related to the development and construction of a senior living community in Sarasota, Florida that opened during 2000. The community is owned by a limited liability company in which Mr. Roskamp owns a 57.5% interest. The Company managed the community following its completion pursuant to a five-year management agreement that provides for a management fee equal to 5.0% of the gross revenues of the community. In consideration of the Company's payment of a $2.0 million fully-refundable deposit, the Company acquired an option to purchase the community for a price to be negotiated. During the third quarter of 2000, the Company chose to cancel the purchase option, the full $2.0 million deposit was refunded. The management agreement for this community was mutually terminated on December 31, 2000. The Company recognized $750,000, $900,000, and $450,000 of development fees in 2000, 1999, and 1998, respectively and $65,300 in management fees in 2000, from the agreement.

In connection with the FGI Transaction, Mr. Roskamp entered into a three-year consulting agreement with the Company that provides for annual payments of $150,000 to Mr. Roskamp through June 2001.

(21)     SUBSEQUENT EVENTS

On January 4, 2001, the Company granted 1,120,000 incentive stock options, 236,700 of which were non-qualified. These options were granted with an exercise price of $3.10, the fair value of the shares at the date of grant. These grants are one-third vesting upon six months, 12 months and 15 months, and have an expiration of ten years.

(22)     QUARTERLY DATA (UNAUDITED)

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

                                                                                                           Year
                                                               2000 Quarter Ended                         Ended
                                              ----------------------------------------------------        Dec 31,
                                               Mar 31        June 30       Sept 30         Dec 31          2000
                                              --------      --------       --------       --------       ---------
                                                        (dollar amounts in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                 $46,777      $ 48,762       $ 53,432       $ 57,143       $ 206,114
Net income (loss)                                  620          (652)        (1,742)        (4,072)         (5,846)

EARNINGS (LOSS) PER SHARE:
Basic                                          $  0.04      $(  0.04)      $(  0.10)      $(  0.24)      $(   0.34)
Weighted average basic shares outstanding       17,138        17,146         17,024         17,037          17,086
Diluted                                        $  0.04      $(  0.04)      $(  0.10)      $(  0.24)      $(   0.34)
Weighted average diluted shares
   outstanding                                  17,249        17,146         17,024         17,037          17,086

                                                                                                           Year
                                                               1999 Quarter Ended                         Ended
                                              ----------------------------------------------------        Dec 31,
                                               Mar 31        June 30       Sept 30         Dec 31          1999
                                              --------      --------       --------       --------       ---------
                                                      (dollar amounts in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                 $43,595      $44,453        $44,362        $ 42,860       $175,270
Net income (loss)                                3,395        3,431          2,079          (6,853)         2,052

EARNINGS (LOSS) PER SHARE:
Basic                                          $  0.20      $  0.20        $  0.12        $(  0.40)      $   0.12
Weighted average basic shares outstanding       17,118       17,122         17,138          17,138         17,129
Diluted                                        $  0.20      $  0.20        $  0.12        $(  0.40)      $   0.12
Weighted average diluted shares
   outstanding                                  17,177       17,161         17,138          17,138         17,177

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 3, 2001 to be filed with the Securities and Exchange Commission (the "SEC"). Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 3, 2001 to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 3, 2001 to be filed with the SEC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 3, 2001 to be filed with the SEC.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14. (a)(1)  Financial Statements:  See Item 8
            (2)  Financial Statement Schedules:  See Item 8
            (3)  Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit
Number                             Description
-------  -----------------------------------------------------------------------
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

2.6 Amendment to Agreement and Plan of Merger, dated October 12, 1998, by and among American Retirement Corporation and each of the former shareholders of Freedom Group, Inc.(3)

3.1      Charter of the Registrant(1)

3.2      Articles of Amendment to the Charter of the Registrant(3)

3.3      Articles of Amendment to the Charter of the Registrant, dated May 12,
         1999(10)

3.4      Bylaws of the Registrant, as amended(3)

4.1      Specimen Common Stock certificate(1)

4.2      Article 8 of the Registrant's Charter (included in Exhibit(3.1)

4.3      Form of Indenture between the Company and IBJ Schroder Bank and Trust
         Company, as Trustee, relating to the 5 3/4% Convertible Subordinated
         Debentures due 2002 of the Company.(4)

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

10.15    Loan Agreement, dated October 31, 1995, by and between American
         Retirement Communities, L.P. and First Union National Bank of
         Tennessee, as amended(1)

10.16    Amended and Restated Promissory Note, dated October 31, 1995, by
         American Retirement Communities, L.P. and First Union National Bank of
         Tennessee, as amended(1)

10.17    Revolving Credit Promissory Note, dated October 31, 1995, by American
         Retirement Communities, L.P. and First Union National Bank of
         Tennessee, as amended.1 10.18 Standby Note, dated October 31, 1995, by
         American Retirement Communities, L.P. and First Union National Bank of
         North Carolina(1)

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

10.28    Financing and Security Agreement, dated June 8, 1999, by and among ARC
         Capital Corporation II and Bank United, as Agent(9)

10.29    Loan Commitment, dated July 30, 1999, among American Retirement
         Corporation and Guaranty Federal Bank, F.S.B.(9)

10.30    Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and
         American Retirement Corporation(9)

10.31    Amended and Restated Financing and Security Agreement, dated February
         11, 2000, by and among ARC Capital Corporation II and Bank United, as
         Agent(10)

10.32    Loan Agreement, dated March 23, 2000, by and between ARC Heritage Club,
         Inc. and GMAC Commercial Mortgage Corporation.(11)

10.33    Construction Loan Agreement, dated March 17, 2000 between Freedom
         Village of Sun City Center, Ltd. and Suntrust Bank, Tampa Bay(12)

10.34    Real Estate Mortgage and Security Agreement, dated May 8, 2000, between
         Lake Seminole Square Management Company, Inc., Freedom Group-Lake
         Seminole Square, Inc. and Aid Association for Lutherans(12)

10.35    Construction Loan Agreement, dated September 28, 2000 between ARC
         Scottsdale, LLC and Guaranty Federal Bank, F.S.B.(13)

10.36    First Amendment to Amended and Restated Financing and Security
         Agreement(13)

10.37    First Amendment to Amended and Restated Guaranty of Payment
         Agreement(13)

10.38 Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000

21       Subsidiaries of the Registrant

23       Consent of KPMG LLP

--------------

1 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-23197).

2 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998.

3 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

4 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34339).

5 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1998.

6 Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-94747)

7 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

8 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

9 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

11 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

12 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

13 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2000:
         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN RETIREMENT CORPORATION

March 30, 2001                  By:   /s/ W.E. Sheriff
                                     -------------------------------------------
                                     W.E. Sheriff
                                     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                                  DATE
-----------------------------------------      -------------------------------------          --------------
    /s/ W.E. Sheriff                           Chairman and                                   March 30, 2001
-----------------------------------------
    W.E. Sheriff                               Chief Executive Officer
                                               (Principal Executive Officer)
    /s/ George T. Hicks                        Executive Vice President - Finance,            March 30, 2001
-----------------------------------------
    George T. Hicks                            Chief Financial Officer (Principal
                                               Financial and Accounting Officer)
    /s/ H. Lee Barfield II                     Director                                       March 30, 2001
-----------------------------------------
    H. Lee Barfield II

    /s/ Frank M. Bumstead                      Director                                       March 30, 2001
-----------------------------------------
    Frank M. Bumstead

    /s/ Christopher Coates                     Director                                       March 30, 2001
-----------------------------------------
    Christopher J. Coates

   /s/ Robin G. Costa                          Director                                       March 30, 2001
-----------------------------------------
    Robin G. Costa

    /s/ Clarence Edmonds                       Director                                       March 30, 2001
-----------------------------------------
    Clarence Edmonds

    /s/ John A. Morris, Jr., M.D.              Director                                       March 30, 2001
-----------------------------------------
    John A. Morris, Jr., M.D.

    /s/ Daniel K. O'Connell                    Director                                       March 30, 2001
-----------------------------------------
     Daniel K. O'Connell

    /s/ Nadine C. Smith                        Director                                       March 30, 2001
-----------------------------------------
     Nadine C. Smith

    /s/ Lawrence J. Steusser                   Director                                       March 30, 2001
-----------------------------------------
       Lawrence J. Stuesser

                         American Retirement Corporation
                 Schedule II - Valuation and Qualifying Accounts

                                                         Additions
                                                  ----------------------
                                     Balance at   Charged to  Charged to              Balance at
                                    Beginning of  costs and     other                   End of
          Description                  Period      expenses    accounts   Deductions    Period
------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
   Year ended December 31, 1998        $  248      $  276      $   --      $  (282)     $   242
                                       =========================================================
   Year ended December 31, 1999        $  242      $  118      $   --      $  (123)     $   237
                                       =========================================================
   Year ended December 31, 2000        $  237      $  367      $   --      $  (182)     $   422
                                       =========================================================

Deferred Tax Valuation Account
   Year ended December 31, 1998        $   --                  $6,653(1)   $    --      $ 6,653
                                       =========================================================
   Year ended December 31, 1999        $6,653      $  901      $   --      $    --      $ 7,554
                                       =========================================================
   Year ended December 31, 2000        $7,554      $1,163      $   --      $    --      $ 8,717
                                       =========================================================

Reserve for Contractual loss
   Year ended December 31, 1998        $   --      $   --      $   --      $    --      $    --
                                       =========================================================
   Year ended December 31, 1999        $   --      $6,200      $   --      $    --      $ 6,200
                                       =========================================================
   Year ended December 31, 2000        $6,200      $   --      $   --      $(5,389)     $   811
                                       =========================================================

(1) Tax asset acquired in Freedom Group transaction for which management does not believe realization of the tax benefit is more likely than not.

                         American Retirement Corporation
                   Schedule IV - Mortgage Loans on Real Estate

                                                                                                                Principal amount
                                           Final    Periodic                                     Carrying       of loans subject
                            Interest     Maturity    Payment                     Face amount    amount of         to delinquent
          Description         Rate         Date       Terms     Prior liens     of mortgages   mortgages(3)   principal or interest
------------------------------------------------------------------------------------------------------------------------------------
First mortgage loan         LIBOR+200    1-Oct-05      (1)           --            1,533          1,533                    --
First mortgage loan         LIBOR+200    1-Dec-09      (1)           --           18,235         18,235                    --
First mortgage loan         LIBOR+200    1-Jan-10      (1)           --            4,235          4,235                    --
                                                              ======================================================================
                                                                     --           24,003         24,003                    --
                                                              ----------------------------------------------------------------------
Construction loans          LIBOR+300    1-Jul-07      (2)           --            9,128          9,128                    --
Construction loans          LIBOR+300    1-Jul-07      (2)           --            7,737          7,737                    --
Construction loans          LIBOR+300    1-Jul-07      (2)           --            1,588          1,588                    --
Construction loans          LIBOR+200    1-Apr-07      (2)           --            9,961          9,961                    --
Construction loans          LIBOR+300    1-Dec-09      (2)           --            9,764          9,764                    --
Construction loans          LIBOR+200    1-Feb-10      (2)           --            8,606          8,606                    --
Construction loans          LIBOR+200    1-Jan-07      (2)           --           10,264         10,264                    --
Other construction loans                                             --            7,454          7,454                    --
                                                              ----------------------------------------------------------------------
                                                                     --           64,502         64,502                    --
                                                              ----------------------------------------------------------------------
                                                                    $--         $ 88,505       $ 88,505                   $--
                                                              ======================================================================

(1) Principal payment based upon a 25-year amortization schedule with outstanding principle due at maturity.

(2) Interest only through completion of construction. Upon completion of construction principle payments will be based upon a 25-year amortization schedule with outstanding principle due at maturity.

(3) The carrying amount of the mortgage aggregate cost for federal income tax purposes is $88,505.

                                                                                 ===========
Balance at December 31, 1997                                                     $        --
                                                                                 ===========
Additions during the period:
   New mortgage loans                                                $ 19,759
Deductions during the period:
   Collections of principal                                               (28)
                                                                     -----------------------
Balance at December 31, 1998                                                     $    19,731
                                                                                 ===========
Additions during period:
   New mortgage loans                                                  79,028
Deductions during period:
   Collections of principal                                              (174)
   Write offs of impaired loans                                        (1,349)
                                                                     -----------------------
Balance at December 31, 1999                                                     $    97,236
                                                                                 ===========
Additions during period:
   New mortgage loans                                                  23,084
Deductions during period:
   Collections of principal                                           (31,815)
                                                                     -----------------------
Balance at December 31, 2000                                                     $    88,505
                                                                                 ===========