Form 10-Q
period 2001-03-31
AMERICAN RETIREMENT CORP
filed 2001-05-15
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

                                 Yes [X] No [ ]

As of May 11, 2001, there were 17,203,474 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

                                                                                                  Page

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 and December 31, 2000..............................................3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  March 31, 2001 and 2000 ..........................................................4

                  Condensed Consolidated Statements of Cash
                  Flows for the Three Months Ended March 31,
                  2001 and 2000 ....................................................................5

                  Notes to Condensed Consolidated Financial Statements .............................7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ......................20

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.................................................20

Signatures        .................................................................................21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

                                                                                   March 31, 2001     December 31, 2000
                                                                                   --------------     -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                                         $   25,813           $   19,850
   Assets limited as to use                                                               8,409                5,181
   Accounts receivable, net                                                              16,180               15,772
   Inventory                                                                              1,100                1,079
   Prepaid expenses                                                                       2,403                2,906
   Deferred income taxes                                                                    332                  332
   Other current assets                                                                   4,938                5,608
                                                                                     ----------           ----------
       Total current assets                                                              59,175               50,728

Assets limited as to use, excluding amounts classified as current                        75,369               73,785
Land, buildings and equipment, net                                                      487,735              473,062
Notes receivable                                                                         90,989               90,707
Goodwill, net                                                                            37,251               37,503
Leasehold acquisition costs, net                                                         15,705               16,103
Other assets                                                                             47,131               50,592
                                                                                     ----------           ----------
       Total assets                                                                  $  813,355           $  792,480
                                                                                     ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                 $    8,009           $    7,449
   Accounts payable                                                                       4,050                7,502
   Accrued expenses                                                                      21,918               16,256
   Other current liabilities                                                              3,861                5,241
                                                                                     ----------           ----------
       Total current liabilities                                                         37,838               36,448

Long-term debt, excluding current portion                                               367,292              338,261
Convertible subordinated debentures                                                     134,680              137,980
Refundable portion of life estate fees                                                   42,881               44,739
Deferred life estate income                                                              52,975               52,765
Tenant deposits                                                                           6,599                6,612
Deferred gain on sale-leaseback transactions                                             15,510               16,122
Deferred income taxes                                                                    11,276               13,079
Other long-term liabilities                                                               6,006                4,517
                                                                                     ----------           ----------
       Total liabilities                                                                675,057              650,523

Commitments and contingencies (See notes)

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                                            --                   --
   Common stock, $.01 par value; 200,000,000 shares authorized,
     17,166,209 and 17,065,395 shares issued and outstanding, respectively                  171                  171
   Additional paid-in capital                                                           145,268              145,079
   Accumulated other comprehensive loss, net                                             (1,030)                  --
   Accumulated deficit                                                                   (6,111)              (3,293)
                                                                                     ----------           ----------
       Total shareholders' equity                                                       138,298              141,957
                                                                                     ----------           ----------
       Total liabilities and shareholders' equity                                    $  813,355           $  792,480
                                                                                     ==========           ==========

See accompanying notes to condensed financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                          --------          --------

Revenues:
     Resident and health care                                                             $ 59,672          $ 45,148
     Management and development services                                                       709             1,629
                                                                                          --------          --------
       Total revenues                                                                       60,381            46,777

Operating expenses:
     Community operating expenses                                                           41,789            29,956
     General and administrative                                                              4,994             4,302
     Lease expense, net                                                                      6,751             3,528
     Depreciation and amortization                                                           5,092             3,893
                                                                                          --------          --------
       Total operating expenses                                                             58,626            41,679
                                                                                          --------          --------

       Operating income                                                                      1,755             5,098

Other income (expense):
     Interest expense                                                                       (9,226)           (7,894)
     Interest income                                                                         3,184             3,553
     Gain on sale of assets                                                                    181               265
     Equity in losses of managed special purpose entity communities                           (966)               --
     Other                                                                                     513               (42)
                                                                                          --------          --------
       Other expense, net                                                                   (6,314)           (4,118)
                                                                                          --------          --------

       Income (loss) from continuing operations before income taxes,
          minority interest, and extraordinary item                                         (4,559)              980

Income tax (benefit) expense                                                                (1,446)              384
                                                                                          --------          --------

       Income (loss) from continuing operations before minority
          interest and extraordinary item                                                   (3,113)              596

Minority interest in losses (earnings) of consolidated subsidiaries, net of tax               (100)              148
                                                                                          --------          --------

       Income (loss) from continuing operations before extraordinary item                   (3,213)              744

Extraordinary gain (loss) on extinguishment of debt, net of tax                                395              (124)
                                                                                          --------          --------

       Net income (loss)                                                                  $ (2,818)         $    620
                                                                                          ========          ========

Basic earnings (loss) per share:
     Basic earnings (loss) per share before extraordinary item                            $  (0.19)         $   0.04
     Extraordinary gain (loss), net of tax                                                    0.02             (0.01)
                                                                                          --------          --------
     Basic earnings (loss) per share                                                      $  (0.16)         $   0.04
                                                                                          ========          ========

Diluted earnings (loss) per share:
     Diluted earnings (loss) per share before extraordinary item                          $  (0.19)         $   0.04
     Extraordinary gain (loss), net of tax                                                    0.02             (0.01)
                                                                                          --------          --------
     Diluted earnings (loss) per share                                                    $  (0.16)         $   0.04
                                                                                          ========          ========

Weighted average shares used for basic earnings (loss) per share data                       17,135            17,152
Effect of dilutive common stock options                                                         --                97
                                                                                          --------          --------
Weighted average shares used for diluted earnings (loss) per share data                     17,135            17,249
                                                                                          ========          ========

See accompanying notes to condensed financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                          --------          --------

Cash flows from operating activities:
     Net income (loss)                                                                    $ (2,818)         $    620
        Extraordinary (gain) loss on extinguishment of debt, net of tax                       (395)              124
                                                                                          --------          --------
     Income (loss) from continuing operations                                               (3,213)              744
     Adjustments to reconcile income (loss) from continuing operations to net cash and cash equivalents provided by operating activities:
        Depreciation and amortization                                                        5,092             3,893
        Amortization of deferred entrance fee revenue                                       (2,625)           (1,418)
        Amortization of deferred financing costs                                               595                75
        Provision for uncollectible account receivables                                        500                --
        Advances to joint ventures                                                          (1,512)               --
        Proceeds from terminated lifecare contracts                                            891               784
        Proceeds from life estate sales, net of refunds                                        985             1,509
        Deferred income tax benefit                                                         (1,467)              424
        Amortization of deferred gain on sale-leaseback transactions                          (612)             (113)
        Minority interest in losses (earnings) of consolidated subsidiaries                    100              (239)
        Losses from unconsolidated joint ventures                                               --               232
        Gain on sale of assets                                                                (181)             (265)
        Proceeds from issuance of stock through employee 401k plan                             189                --
     Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                                   (827)             (405)
        Inventory                                                                               (8)               67
        Prepaid expenses                                                                       511               (18)
        Other assets                                                                         2,814             4,215
        Accounts payable                                                                    (3,720)           (2,119)
        Accrued expenses and other current liabilities                                       3,756               994
        Tenant deposits                                                                        (16)                2
        Other liabilities                                                                     (620)              404
                                                                                          --------          --------
Net cash and cash equivalents provided by operating activities                                 632             8,766

Cash flows from investing activities:
        Additions to land, buildings and equipment                                          (6,808)          (14,003)
        Expenditures for acquisitions, net of cash received                                     --            (4,960)
        Advances for development projects, net                                                  --            (3,269)
        Investments in joint ventures                                                           --              (365)
        Contributions from minority owners                                                      --               372
        Proceeds from the sale of assets                                                     2,853               294
        Other investing activities                                                              48               (57)
     Changes in assets and liabilities, net of effects from acquisitions:
        Expenditures for leasehold acquisitions, net of cash received                           --            (1,925)
        (Purchase) sale of assets limited as to use                                         (4,812)            2,099
        Receipts from (issuance of) notes receivable                                         1,172           (11,731)
                                                                                          --------          --------
Net cash used by investing activities                                                       (7,547)          (33,545)

See accompanying notes to condensed financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                          --------          --------

Cash flows from financing activities:
        Proceeds from issuance of stock through employee stock purchase plan                    --                48
        Proceeds from the issuance of long-term debt                                        21,563            45,482
        Principal payments on long-term debt                                                (4,028)          (16,411)
        Purchase of convertible debentures                                                  (2,625)               --
        Principal reductions in master trust liability                                      (1,640)           (1,174)
        Expenditures for financing costs                                                      (392)           (1,315)
                                                                                          --------          --------
Net cash provided by financing activities                                                   12,878            26,630
                                                                                          --------          --------

     Net increase in cash and cash equivalents                                               5,963             1,851
                                                                                          --------          --------
Cash and cash equivalents at beginning of period                                            19,850            21,881
                                                                                          --------          --------
Cash and cash equivalents at end of period                                                $ 25,813          $ 23,732
                                                                                          ========          ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest (including capitalized interest)            $  7,236          $  5,757
                                                                                          ========          ========
     Income taxes paid                                                                    $     --          $     58
                                                                                          ========          ========

Supplemental disclosure of non-cash transactions:

During the respective periods, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:

         Current assets                                $ --        $  837
         Land, buildings and other assets                --         4,432
         Current liabilities                             --           288
         Long-term debt                                  --            21
         Other liabilities                               --             -

During the quarter ended March 31, 2001, the Company funded its 401(k) contribution with 44,260 shares of its common stock at a fair market value of approximately $189,000.

During the quarter ended March 31, 2001, the Company contributed net advances of $1,512,000 to the capital of two joint ventures.

Other Comprehensive Loss, resulting from two interest rate swap agreements, was $1.0 million, net of deferred tax provision of $555,000 for the quarter ended March 31, 2001.

During the quarter ended March 31, 2001, the Company assumed $12.1 million term loan from a mortgage lender in conjunction with the purchase of land.


See accompanying notes to condensed financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain 2000 amounts have been reclassified to conform to the 2001 presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. LIQUIDITY

The Company's credit agreements contain restrictive covenants that include the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of September 30, 2000, the Company amended several of these financial covenants in order to remain in compliance therewith. The Company has received a waiver of or is in compliance with its required financial covenants at March 31, 2001. Accordingly, the related debt is classified in accordance with the contractual maturity schedules. Future compliance with the financial covenants is largely dependent upon improvements in the operations of the Company's Free-standing Assisted Living Communities ("Free-standing ALs"). Improvements in the Company's operations are also subject to various factors such as economic conditions, interest rate levels, competition for residents, increases in operating costs and various other factors, some of which are beyond the Company's control. Consequently, there can be no assurances that the Company will remain in compliance with those financial covenants. If the Company fails to meet the covenants, unless amended or waived, the lenders will have the right to cease funding and accelerate repayment of the debt, which would have a material adverse effect on the Company.

The Company is highly leveraged and has a substantial amount of debt and lease obligations. At March 31, 2001, the scheduled debt maturities during the twenty one months ended December 31, 2002 total $372.3 million. Internally generated cash will not be sufficient to meet all of these debt obligations. Furthermore, due to adverse market conditions and the market price of the Company's stock, the Company believes that it is unlikely that it will be able to raise capital in the public equity or debt markets for the foreseeable future. Accordingly, the Company's ability to refinance its maturing obligations will depend, in large part, upon its ability to obtain new or replacement financing on acceptable terms. The Company is also focusing on generating additional proceeds from incremental leverage including possible combinations of senior and mezzanine financing. At the same time, the Company is also examining other alternatives to obtain funding, including the monetization of certain stabilized communities. The Company has engaged in preliminary discussions with its existing lenders regarding the extension of certain of the Company's maturing indebtedness. There can be no assurances that the Company will be able to refinance, extend or obtain new financing. Failure to meet the debt service requirements will have a material adverse effect on the Company.

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

3. EARNINGS PER SHARE

Basic earnings or loss per share for the three months ended March 31, 2001 and 2000 have been computed on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share includes dilutive common stock equivalents, which consist of in-the-money stock options. During the three months ended March 31, 2001, there were 1,182,731 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the quarter ended March 31, 2001, and therefore were not included in the computation of diluted earnings per share.

The Company's 5 3/4% Convertible Debentures outstanding during the periods presented were not included in the computation of diluted earnings per share because the conversion price ($24.00 per share) was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

On January 4, 2001, the Company granted options to purchase approximately 1,120,000 shares of common stock. These options were granted with an exercise price of $3.10, the fair value of the shares at the date of grant. These grants are one-third vested after six months, 12 months and 24 months, and have a ten year term.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

                                                           Three Months
                                                          Ended March 31,
                                                        2001         2000
                                                       ------       -------

Average number of options (in thousands)                  778         1,930
Weighted-average exercise price                        $ 8.45       $ 16.00

4. LONG TERM DEBT

During the three months ended March 31, 2001, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in March 2026. The Company used a portion of the proceeds on the above loan to refinance a portion of a term note to a capital corporation, repaying the outstanding amount of $3.5 million.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $26.0 million and subsequently leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. The Company expects that a portion of the taxable gain from the transaction will be deferred by like-kind exchanges, which the Company anticipates consummating during 2001. During the three months ended March 31, 2001, the Company completed the purchase of land in Newport News, Virginia, which qualifies as a partial like-kind exchange for the Westlake, Ohio property. In connection with that acquisition, the Company assumed a $12.1 million term loan from a mortgage lender, secured by the land, with interest at 7.43% and principle due monthly, with all remaining balances due in January 2024.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the quarter ended March 31, 2001, the Company purchased $3.3 million of the 5 3/4% Convertible Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. Additional purchases of the 5 3/4% Convertible Debentures, if any, are likely to be made primarily in the open market.

5. ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company abandoned certain development projects and recorded charges of approximately $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million in 2000 and $328,000 during the quarter ended March 31, 2001 related to these costs. An accrual of $699,000 remains at March 31, 2001. The Company will continue to evaluate the adequacy of the remaining accrual. The Company has sold two of the five land parcels associated with certain of the abandoned projects as of March 31, 2001. The Company intends to continue these marketing activities for the remaining three land parcels during 2001.

6. LEASEHOLD ACQUISITIONS AND SPECIAL PURPOSE ENTITIES (SPE)

The Company has previously entered into various transactions with third parties for the development of certain Free-standing ALs. The Company generally has owned the land used for development purposes. The Company has entered into long-term ground leases with special purpose entities, generally a subsidiary of a bank (the Owner). The Owner has entered into a construction agreement with a lender. The Company is required to pledge to the Owners certificates of deposit as collateral to support the lessor's equity contribution commitment. At March 31, 2001 and December 31, 2000, the Company has pledged certificates of deposit and other investments in the aggregate of $45.6 million and $45.4 million, respectively, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit.

Upon completion of the various development projects, the Owners of these senior living communities leased the properties to various other SPEs (the Lessee) under operating leases. The Company then entered into management agreements with the lessees to manage the operations of the leased senior living communities ("Managed SPE Communities"). The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and requires the Company to fund the lessee's operating deficits above specified amounts. The Company recorded $966,000 of operating deficits during the three months ended March 31, 2001 and no operating deficits during the three months ended March 31, 2000. Such amounts are recorded as equity in losses of managed SPE communities on the accompanying Statements of Operations. The Company expects that it will incur additional operating deficit costs during the remainder of 2001. The management agreements also provide the Company with purchase options or rights of first refusal to assume the lessee's leasehold interests in the leases at a formula price.

During the three months ended March 31, 2001, the Company entered into a lease for a Free-standing AL community formerly leased by an SPE which is an affiliate of John Morris, a director of the Company. In conjunction with the lease, the Company acquired certain assets and assumed certain liabilities from this SPE. The assets and liabilities were recorded at cost, which approximates fair value. At March 31, 2001, approximately $1.7 million was due to the Company from these other SPE affiliates of John Morris. Such amounts are expected to be reimbursed through the future acquisition of the leasehold interests of these affiliates.

At March 31, 2001, there were 11 Managed SPE communities leased by various lessees, five of which are leased by an affiliate of John Morris. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of the leasehold interests, under its purchase options or rights of first refusal, in these 11 communities during 2001 and 2002. If all were acquired, the Company estimates the combined purchase price would be approximately $18.0 to $22.0 million. Due to the leasehold acquisitions consumated and potential future acquisitions consumated and potential future acquisitions, the Company expects to incur significant operating losses until the communities achieve break-even occupancy levels. If the Company does not acquire these leasehold interests, it remains responsible for funding future operating losses which exceed specified limits.

7. SEGMENT INFORMATION

The Company has significant operations principally in two segments: (1) Retirement Centers and (2) Free-Standing ALs. Retirement Centers represent 32 of the senior living communities which provide a continuum of care services such as independent living, assisted living and skilled nursing care. The Company currently operates 34 Free-Standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers.

The Company evaluates performance on EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. The following is a summary of total revenues, EBITDAR, and total assets by segment for the quarters ended March 31, 2001 and 2000 (in thousands). (1)(2)

                                                    THREE MONTHS ENDED
                                                  MARCH 31,     MARCH 31,        $            %
                                                    2001          2000        VARIANCE     VARIANCE
                                                  ---------     ---------     --------     --------

         Revenues:
            Retirement Centers                     $ 52,238      $ 43,160      $  9,078        21.0%
            Free-standing ALs                         7,434         1,988         5,446       273.9%
            Corporate/Other                             709         1,629          (920)      (56.5)%
                                                   --------      --------      --------      ------
                 Total                             $ 60,381      $ 46,777      $ 13,604        29.1%
                                                   ========      ========      ========      ======

                                                    THREE MONTHS ENDED
                                                  MARCH 31,     MARCH 31,        $           %
                                                    2001          2000        VARIANCE    VARIANCE
                                                  ---------     ---------     --------    --------

         NOI / Community EBITDAR:
            Retirement Centers                    $ 18,679      $ 15,254      $  3,425      22.5%
            Free-standing ALs                         (800)          (64)         (736)     n/a
            Corporate/Other                         (4,281)       (2,671)       (1,610)    (60.3)%
                                                  --------      --------      --------     -----
                Net Operating income                13,598        12,519         1,079       8.6%

         Lease expense                               6,751         3,528         3,223      91.4%

         Depreciation and Amortization               5,092         3,893         1,199      30.8%
                                                  --------      --------      --------     -----
                 Operating income                 $  1,755      $  5,098      $ (3,343)    (65.6)%
                                                  ========      ========      ========     =====

                                   MARCH 31,   DECEMBER 31,       $           %
                                     2001          2000        VARIANCE    VARIANCE
                                   --------    ------------    --------    --------

         Total Assets:
           Retirement Centers      $439,168      $445,020      $ (5,852)     (1.3%)
           Free-standing ALs         69,402        68,266         1,136       0.2%
           Corporate/Other          304,785       279,194        25,591       9.2%
                                   --------      --------      --------      ----
              Total                $813,355      $792,480      $ 20,875       2.6%
                                   ========      ========      ========      ====

(1) Segment data does not include any inter-segment transactions or allocated costs.

(2) All prior period data has been reclassified to conform to the new segment alignment.

8. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains commercial insurance on a claims-made basis for medical malpractice liabilities. Management is unaware of any incidents which would result in a loss in excess of the Company's insurance coverage.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance ("Arizona DOI") has notified the owner that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community, and has notified the Arizona DOI of the Company's intention to enter into a lease of the community, if the Company can reach acceptable terms with the owner. The Department has tentatively indicated that the proposed lease will result in the community's compliance with the applicable Arizona statute. There can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

The Company discovered during 1999 that its property in Knoxville, Tennessee had several significant construction or design deficiencies that resulted in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company also involved its outside counsel and its insurance carrier in these issues. The Company recorded certain impairment charges related to this property, and others, during the quarter ended December 31, 1999. During the quarter ended March 31, 2001, the Company received net settlement proceeds of $1,000,000 for repairs and improvements necessary to correct the deficiencies in the property. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company. As of March 31, 2001, the Company has made cash payments of $305,000 related to improvements, and has a remaining accrual of $695,000 for future costs associated with the deficiencies.

9. NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet.

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

The adoption of SFAS No. 133 resulted in the Company recording a net transition adjustment loss of $1.1 million (net of related deferred income tax of $570,000 in accumulated other comprehensive income at January 1, 2001). Further, the adoption of the Statement resulted in the Company recognizing $266,000 of derivative instrument assets and $1.9 million of derivative instrument liabilities at January 1, 2001. At March 31, 2001, the net transition adjustment loss was reduced to $1.0 million (net of related deferred income tax of $555,000 in accumulated other comprehensive income) and derivative instrument assets and derivative instrument liabilities were $363,000 and $1.9 million, respectively.

10. SUBSEQUENT EVENT

Subsequent to the quarter ended March 31, 2001, the Company has purchased $1.75 million of its 5 3/4% Convertible Debenture Bonds at 78% of their face value, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $239,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. As of March 31, 2001, the Company operated 66 senior living communities, consisting of 32 Retirement Centers and 34 Free-standing ALs, in 15 states with an aggregate capacity for approximately 14,800 residents. The Company owned 23 communities, leased 23 communities pursuant to long-term leases, and managed 20 communities pursuant to management agreements. Of the owned, leased, and managed communities, the Retirement Centers comprise 15, 9, and 8, and the Free-standing ALs comprise 8, 14, and 12, respectively. As of March 31, 2001, the Company's owned communities had a stabilized occupancy rate of 93%, its leased communities had a stabilized occupancy rate of 94%, and its managed communities had a stabilized occupancy rate of 84%. The Company considers a community or expansion thereof to be stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. Stabilized communities also include any managed communities that have been open at least 12 months.

The Company's long-term strategy is to develop and operate Senior Living Networks in major metropolitan regions. The Company's portfolio of communities includes 32 Retirement Centers and 34 Free-standing ALs, with capacity for approximately 11,700 and 3,100 residents, respectively. During the quarters ended March 31, 2001 and 2000, the Company's Retirement Centers and Free-standing ALs generated 87.5% and 12.5% and 96% and 4% of total revenues, respectively. Many of the Free-standing ALs are located within the same major metropolitan regions as the Retirement Centers and function as satellites to those Retirement Center hubs in order to form Senior Living Networks and expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels.

During the late 1990s and 2000, the assisted living market has suffered from adverse market conditions including significant overcapacity in most markets, longer fill-up periods, price discounting and price pressures, and increasing labor and insurance costs. As a result, the Company ceased its development of new Free-standing ALs in late 1999 in order to focus on improving the performance of its existing Retirement Centers, filling its Free-standing ALs, increasing the Company's cashflow and strengthening the Company's balance sheet.

The Company reported a net loss of $2.8 million, or ($0.16) loss per diluted share, on total revenues of $60.4 million, as compared with net income of $620,000, or $0.04 earnings per diluted share, on revenues of $46.8 million for the three months ended March 31, 2001 and 2000, respectively. The three months ended March 31, 2001 loss of ($0.16) per dilutive share was comprised of an ($0.18) loss from operations, offset by a $0.02 gain from the extinguishment of debt.

RESULTS OF OPERATIONS

The Company's total revenues from continuing operations are comprised of (i) resident and health care revenues and (ii) management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from three principal sources: (i) monthly service fees and ancillary revenues from independent and assisted living residents, representing 76.7% and 80.7% of total resident and health care revenues for the three months ended March 31, 2001 and 2000, respectively; (ii) per diem charges from nursing patients, representing 20.2% and 17.4% of total resident and health care revenues for the three months ended March 31, 2001 and 2000, respectively; and (iii) the amortization of non-refundable entrance fees over each resident's actuarially determined life expectancy (or building life for contingent refunds), representing 3.1% and 1.9% of total resident and health care revenues for the three months ended March 31, 2001 and 2000, respectively. Approximately 92.7% and 95.4% of the Company's total revenues for the three months ended March 31, 2001 and 2000, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance and Medicaid.

The Company's operating expenses are comprised, in general, of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs. The 32 Retirement Centers are large retirement communities that provide some or all of independent living, assisted living and skilled nursing care. A majority of the Retirement Centers are stabilized, including recent expansions, and averaged 93% occupancy during the three months ended March 31, 2001. The portfolio of Free-standing ALs operated by the Company has increased to 34 (8 owned, 14 leased, and 12 managed communities, 11 of which are Managed SPE Communities) at March 31, 2001. The operations of the Managed SPE Communities are not included in the Company's financial statements. The consolidated number of Free-standing AL Communities is 22. Substantially all of the consolidated Free-standing ALs and the Managed SPE Communities are unstabilized and in the fill-up stage. The Company has been and continues to be focused on increasing and maintaining occupancy and controlling operating margins in all communities.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues Total revenues were $60.4 million compared to $46.8 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $13.6 million, or 29.1%. Resident and health care revenues increased by $14.5 million, and management and development services revenue decreased by $920,000 during the period. The increase in resident and health care revenue was primarily attributable to revenues derived from senior living communities acquired or leased after March 31, 2000, as well as increased therapy services provided by the Company. Management and development services revenue decreased as a percentage of total revenue to 1.2% from 3.5%, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. In late 1999, the Company discontinued new development of Free-standing ALs, for which the Company received development fees.

For all of its communities, the Company had a stabilized occupancy rate of 93% compared to 92% as of March 31, 2001 and 2000, respectively, and had a total occupancy rate of 83% as of March 31, 2001 and 2000. The unchanged total occupancy rate is a result of new communities and expansions that have increased capacity from approximately 13,700 as of March 31, 2000 to approximately 14,800 as of March 31, 2001, many of which are in the fill-up stage.

Retirement Center resident and health care revenues were $52.2 million, compared to $43.2 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $9.1 million, or 21.0%. This increase was primarily attributable to the May 26, 2000 long-term lease of Freedom Village Brandywine, resulting in increased resident and health care revenues of $3.6 million. In addition, $1.0 million of the increase in Retirement Center revenues resulted from increased therapy services provided by the Company. The remaining increase was primarily attributable to increased average occupancy. Free-standing AL community resident and health care revenues increased from $2.0 million to $7.4 million for the three months ended March 31, 2001 and 2000, respectively. This increase is largely related to the increase from eight to 22 consolidated Free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year.

Community Operating Expense Community operating expense increased to $41.8 million compared to $30.0 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $11.8 million, or 39.5%. The increase in community operating expenses was primarily attributable to expenses from expansions and communities acquired or leased after March 31, 2000. Additionally, this increase is the result of higher labor, insurance, utility, facility and marketing costs at new communities, as well as costs associated with the expansion of therapy services now provided at 12 communities. Community operating expense as a percentage of resident and health care revenues increased to 70.0% from 66.4% for the three months ended March 31, 2001 and 2000, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests during the second half of 2000 of various Free-standing ALs that were Managed SPE Communities, which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 12 to 21 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues because the Company anticipates acquiring additional leasehold interests of Managed SPE Communities.

Retirement Center operating expenses were $33.6 million, compared to $27.9 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $5.7 million, or 20.3%. This increase was primarily attributable to the May 26, 2000 long-term lease of Freedom Village Brandywine, resulting in increased operating expenses of $2.2 million. In addition, $409,000 of the increase in Retirement Center operating expenses related to increased therapy services. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses; however, in spite of increased operating expenses, the Retirement Centers showed a slight increase in gross margin from the prior year due to expansions. Free-standing AL operating expenses increased from $2.1 million to $8.2 million for the three months ended March 31, 2000 and 2001, respectively. This increase is largely related to the increase from eight to 22 consolidated free-standing AL communities, of which a majority are in the fill-up stage.

General and Administrative General and administrative expense increased to $5.0 million compared to $4.3 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $692,000, or 16.1%. The increase was primarily related to increases in overhead support costs associated with the Free-standing ALs in various geographic areas, as well as increases in salaries and benefits associated with the operation of an increased number of communities. General and administrative expense as a percentage of total revenues increased to 8.3% compared to 9.2% for the three months ended March 31, 2001 and 2000, respectively.

EBITDAR (Community NOI) Retirement Center EBITDAR increased $3.4 million, or 22.5%, from $15.3 million to $18.7 million for the three months ended March 31, 2001 and 2000, respectively. This increase primarily relates to the May 26, 2000 long-term lease of Freedom Village Brandywine, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense. Consolidated Free-standing AL EBITDAR decreased by $736,000, from a $64,000 loss to a $800,000 loss for the three months ended March 31, 2000 and 2001, respectively. The 2001 loss resulted from the increase in consolidated Free-standing ALs from eight to 22. Since the majority of these communities are unstabilized, the Company expects to continue to incur losses during this fill-up stage. Corporate and Other EBITDAR decreased by $1.6 million from a $2.7 million loss to a $4.3 million loss for the three months ended March 31, 2000 and 2001, respectively. This decrease in Corporate and Other EBITDAR resulted from the reduction in development and management fee revenues of $920,000, additional costs associated with corporate operations, human resources, financial services and overhead, as well as increased senior living network and assisted living management costs.

Lease Expense Lease expense increased to $6.7 million compared to $3.5 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $3.2 million, or 91.4%. This increase was attributable to thirteen leases entered into after March 31, 2000, consisting of two Retirement Center leases and eleven Free-standing ALs.

Depreciation and Amortization Depreciation and amortization expense increased to $5.1 million from $3.9 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $1.2 million, or 30.8%. The increase was primarily related to the increase in depreciable assets of approximately $42.8 million during the year. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, and expansion of communities since March 31, 2000, as well as ongoing capital expenditures.

Other Income (Expense) Interest expense increased to $9.2 million from $7.9 million for the three months ended March 31, 2001 and 2000, respectively, representing an increase of $1.3 million, or 16.9%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest expense, as a percentage of total revenues, decreased to 15.3% from 16.9% for the three months ended March 31, 2001 and 2000, respectively. Interest income decreased to $3.2 million from $3.6 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of $369,000, or 10.4%. The decrease in interest income was primarily attributable to lower income generated from a reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in Losses of Managed SPE Communities increased to $966,000 from $0 for the three months ended March 31, 2001 and 2000, respectively. The increase in Equity in Losses of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits at Managed SPE Communities exceed specified limits.

Income Tax Expense The provision for income taxes was a $1.4 million benefit compared to a $384,000 expense for the three months ended March 31, 2001 and 2000, respectively. The Company's effective tax rate was 31.0% and 39.0% for the three months ended March 31, 2001 and 2000, respectively.

Minority Interest in Losses (Earnings) of Consolidated Subsidiaries, Net of Tax Minority interest in losses (earnings) of two consolidated subsidiaries, net of tax, for the three months ended March 31, 2001 and 2000, respectively, was $100,000 in income, and $148,000 of losses, representing an decrease of $248,000. The decrease was primarily attributable to a revised partner loss allocation for one of the communities.

Extraordinary Gain (Loss) on Extinguishment of Debt, Net of Tax During the period ended March 31, 2001, the Company purchased $3.3 million of its 5 3/4% Convertible Debenture Bonds at 78% of their face value, for a total cost of $2.6 million, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000 or $0.02 gain per dilutive share. During the period ended March 31, 2000, the Company repaid a term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt.

Net Income (Loss) Based upon the factors noted above, the Company experienced a net loss of $2.8 million, or ($0.16) per dilutive share, compared to net income of $620,000, or $0.04 per dilutive share, for the three months ended March 31, 2001 and 2000, respectively. The three months ended March 31, 2001 loss of ($0.16) per dilutive share was comprised of an ($0.18) loss from operations, offset by a $0.02 gain from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cashflow

Net cash provided by operating activities was $632,000 for the three months ended March 31, 2001, as compared with $8.8 million for the three months ended March 31, 2000. The Company's cash and cash equivalents totaled $25.8 million as of March 31, 2001, as compared to $23.7 million as of March 31, 2000.

Net cash used by investing activities was $7.5 million for the three months ended March 31, 2001, as compared with $33.5 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company made additions to land, buildings, and equipment, including construction activity, of $6.9 million and purchased $4.8 million of assets limited as to use. The
Company also received $2.9 million from sales of assets and received reimbursement for notes receivable of $1.2 million.

Net cash provided by financing activities was $12.9 million compared with $26.6 million for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, the Company borrowed $21.6 million under long-term debt arrangements, made principal payments on its indebtedness of $4.0 million, purchased debentures totaling $2.6 million, and paid $392,000 of financing costs. In connection with certain lifecare communities, the Company also made principal payments and refunds under master trust agreements of $1.6 million.

Financing Activity

During the three months ended March 31, 2001, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization, with all remaining balances due in March 2026. The Company used a portion of the proceeds on the above loan to refinance a portion of a term note to a capital corporation, repaying the outstanding amount of $3.5 million.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $26.0 million and subsequently leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit in December 2000. The Company expects that a portion of the taxable gain from the transaction will be deferred by like-kind exchanges, which the Company anticipates consummating during 2001. During the three months ended March 31, 2001, the Company completed the purchase of land, which qualifies as a partial like-kind exchange for the Westlake,

Ohio property. In connection with that acquisition, the Company assumed a $12.1 million term loan from a mortgage lender, secured by the land, with interest at 7.43% and principle due monthly, with all remaining balances due in January 2024.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the quarter ended March 31, 2001, the Company had purchased $3.3 million of the 5 3/4% Convertible Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. Additional purchases of the 5 3/4% Convertible Debentures, if any, are likely to be made primarily in the open market. See
Note 10.

Free-standing ALs and Managed SPE Communities

The Company owns, leases, or manages a total of 34 Free-standing ALs. Substantially all of the Company's Free-standing ALs, including Managed SPE Communities, are in the pre-stabilized fill-up stage. As a result, the Company expects its Free-standing AL portfolio (both consolidated Free-standing ALs and Managed SPE Communities) to continue to incur substantial losses throughout 2001. The Company believes that the losses to be incurred will decrease each successive quarter, primarily as a result of increased occupancy at these communities.

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

The Company has options to purchase or has rights of first refusal to acquire the leasehold interests in eleven Managed SPE Communities, but is under no obligation to do so. The Company acquired one leasehold interest during the quarter ended March 31, 2001. The Company is in discussions with the various SPEs to acquire some or all of the remaining 11 Managed SPE Communities that are currently managed by the Company. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of those leasehold interests in Managed SPE Communities during 2001 and 2002. If all were acquired, the Company estimates that the combined purchase price would be approximately $18.0 to $22.0 million. The timing of these leasehold acquisitions will depend on a variety of factors, including prevailing market conditions, the Company's financing plans, the availability of capital, alternative uses of capital, and general economic conditions. If the Company does not acquire these leasehold interests, the Company remains responsible for funding future operating losses which exceed specified limits. The Company expects that it will be required to fund Managed SPE operating deficits during the remainder of 2001.

Liquidity

The Company has historically financed its activities with the net proceeds from public offerings of debt and equity, long-term mortgage borrowings, term and revolving credit facilities and cash flows from operations. At March 31, 2001, the Company had $510.0 million of indebtedness outstanding, including $134.7 million of Convertible Debentures, with fixed maturities ranging from July 2001 to April 2028. As of March 31, 2001, approximately 55.8% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 6.97%. The Company's variable rate indebtedness carried an average rate of 7.78% as of March 31, 2001. As of March 31, 2001, the Company had working capital of $21.3 million.

The Company's various credit facilities contain numerous financial covenants that require the Company to maintain certain prescribed debt service coverage, liquidity, net worth, capital expenditure reserves and occupancy levels. Effective as of September 30, 2000, the Company amended several of these financial covenants in order to remain in compliance therewith. Compliance with these covenants is dependent, among other things, upon improvements in the operations of the Company's Free-standing ALs. There can be no assurances that the Company will remain in compliance with those financial covenants or that its lenders will grant further amendments in the event of such non-compliance. Failure to maintain compliance with the financial covenants would have a material adverse impact on the Company.

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

The Company has several significant debt obligations which will mature in the next two years, including a $100.0 million revolving line-of-credit that matures on May 1, 2002 (of which $94.0 million was outstanding as of March 31, 2001), and $134.7 million of Convertible Debentures that mature on October 1, 2002. The Company must repay or refinance these debt instruments as they mature.

The Company expects that its current cash and cash equivalents, cash flow from operations and borrowings available to it under existing credit arrangements will be sufficient to meet its operating requirements and to fund its pre-stabilization losses, and capital expenditure and debt service requirements during 2001. The Company's internally generated cash will not be sufficient to meet the obligations of debt instruments maturing in 2002. Due to adverse market conditions, the Company believes that it is unlikely that it will be able to raise capital in the public equity or debt markets for the foreseeable future. Accordingly, the Company's ability to repay or refinance its maturing obligations will depend, in large part, upon its ability to renew existing credit facilities and arrangements or to obtain new credit facilities or arrangements on acceptable terms. The Company is also focusing on generating additional cash from incremental leverage, including possible combinations of senior and mezzanine financing. At the same time, the Company is examining other alternatives for raising capital, including the monetization of investments in certain of its stabilized communities. The Company has engaged in preliminary discussions with its existing lenders regarding the extension of certain of the Company's maturing credit facilities.

The Company's ability to obtain new credit facilities and to repay or refinance its existing indebtednesses depends upon a number of factors, including the Company's financial condition and operating performance, the financial strength of the assets to be encumbered, general economic conditions, general conditions in the credit markets, mortgage interest rates and other factors. The Company's efforts to obtain new or replacement financing will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies and the fact that the Company is highly leveraged. However, based upon preliminary discussions with certain of the Company's existing and new lenders, coupled with banking relationships that the Company believes are positive, the Company believes it will be able to obtain new credit facilities and/or extensions of existing credit facilities necessary to allow it to meet all of its financial obligations and requirements for indebtedness that matures during

2002. There can be no assurances, however, that the Company will successfully negotiate and obtain adequate new credit facilities or extensions of its existing credit facilities, and if such financing is available, that the terms of any such financing will not impose significant burdens on the Company or be dilutive to the Company's existing shareholders. If the Company has not successfully extended or renewed the $100 million line of credit, of which $94.0 million was outstanding as of March 31, 2001, prior to the end of its second fiscal quarter, this amount will be classified as a current liability.

The Company's 5 3/4% Convertible Debentures in the principal amount of $134.7 million mature on October 1, 2002. It is unlikely that any of those debentures will be converted into the Company's common stock. Accordingly, the Company must repay or refinance those convertible debentures when they come due. The Company announced, in March 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of the Company's 5 3/4% Convertible Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. As of March 31, 2001, the Company had purchased $3.3 million of the 5 3/4% Convertible Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. Additional purchases of the 5 3/4% Convertible Debentures, if any, are likely to be made primarily in the open market. In addition, the Company has engaged an investment advisor and is considering various capital raising and other alternatives to satisfy the Company's obligations in connection with the Convertible Debentures. There can be no assurance, however, that the Company will be able to refinance, extend or otherwise satisfy its obligations with respect to the Convertible Debentures prior to their maturity or classification as a current liability.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, the discussions of the Company's operating and growth strategy (including its development plans and possible acquisitions or dispositions), our liquidity and financing needs, projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, those set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's other filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into two interest rate swap agreements with a major financial institution to manage its exposure. The swaps involve the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At March 31, 2001, the Company's outstanding principal under its existing swap agreements was $17.7 million and $35.1 million maturing December 10, 2024 and July 1, 2008, respectively. Under the agreements the Company receives fixed rates of 7.19% and 6.87%, respectively, and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, since the majority of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2001, which could result in higher interest rates in the future. There can be no assurance, however, that the Company will be able to refinance and/or renegotiate any of its indebtedness.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         10.1 Promissory Note, dated December 30, 1998, between CI Newport News Limited Partnership and GMAC Commercial Mortgage Corporation (which has been assumed by the Company).

         10.2 Loan Agreement, dated March 30, 2001, between ARC Post Oak, L.P. and GMAC Commercial Mortgage Corporation.

b.       Reports on Form 8-K

         On February 16, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD a letter delivered by the Company to DNMC Public Holdings, LLC.

         On February 20, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD the issuance by the Company of a press release announcing the broadcast of the Company's fourth quarter 2000 conference call via live WebCast on Thursday, February 22 at 11:00 a.m. EST.

         On February 21, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental information relating to the Company's fourth quarter and fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    American Retirement Corporation


Date:  May 15, 2001                          By: /s/ George T. Hicks
                                                --------------------------------
                                             George T. Hicks
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (principal financial and
                                             accounting officer)