Form 10-Q
period 2001-06-30
AMERICAN RETIREMENT CORP
filed 2001-08-14
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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

                                Yes [X]    No [ ]

As of August 14, 2001, there were 17,236,076 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements                                           Page
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000...............................3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  June 30, 2001 and 2000 ...........................................4

                  Condensed Consolidated Statements of
                  Operations for the Six Months Ended
                  June 30, 2001 and 2000 ...........................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended June 30,
                  2001 and 2000 ....................................................6

                  Notes to Condensed Consolidated Financial Statements .............8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................... 15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ..... 26

PART II.    OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ............ 27

Item 6.           Exhibits and Reports on Form 8-K................................ 28

Signatures        ................................................................ 29

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)


                                                                              June 30, 2001  December 31, 2000
                                                                              -------------  -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  22,350       $  19,850
   Assets limited as to use                                                         6,936           5,181
   Accounts receivable, net                                                        15,812          15,772
   Inventory                                                                        1,132           1,079
   Prepaid expenses                                                                 1,623           2,906
   Deferred income taxes                                                              332             332
   Other current assets                                                             3,224           5,608
                                                                                ---------       ---------
       Total current assets                                                        51,409          50,728

Assets limited as to use, excluding amounts classified as current                  70,439          73,785
Land, buildings and equipment, net                                                502,472         473,062
Notes receivable                                                                   90,500          90,707
Goodwill, net                                                                      36,967          37,503
Leasehold acquisition costs, net                                                   15,526          16,103
Other assets                                                                       45,885          50,592
                                                                                ---------       ---------
       Total assets                                                             $ 813,198       $ 792,480
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                            $  22,066       $   7,449
   Accounts payable                                                                 3,038           7,502
   Accrued expenses                                                                18,564          16,256
   Other current liabilities                                                        5,031           5,241
                                                                                ---------       ---------
       Total current liabilities                                                   48,699          36,448

Long-term debt, excluding current portion                                         365,183         338,261
Convertible subordinated debentures                                               132,930         137,980
Refundable portion of life estate fees                                             42,972          44,739
Deferred life estate income                                                        53,128          52,765
Tenant deposits                                                                     6,269           6,612
Deferred gain on sale-leaseback transactions                                       14,812          16,122
Deferred income taxes                                                               9,263          13,079
Other long-term liabilities                                                         6,081           4,517
                                                                                ---------       ---------
       Total liabilities                                                          679,337         650,523

Commitments and contingencies (See notes)

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                                      --              --
   Common stock, $.01 par value; 200,000,000 shares authorized,
     17,236,076 and 17,036,695 shares issued and outstanding, respectively            172             170
   Additional paid-in capital                                                     145,496         145,080

   Accumulated deficit                                                            (10,711)         (3,293)
   Accumulated other comprehensive loss, net                                       (1,096)             --
                                                                                ---------       ---------
       Total shareholders' equity                                                 133,861         141,957
                                                                                ---------       ---------
       Total liabilities and shareholders' equity                               $ 813,198       $ 792,480
                                                                                =========       =========

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                            2001           2000
                                                                          --------       --------
Revenues:
     Resident and health care                                             $ 62,405       $ 47,865
     Management and development services                                       964            897
                                                                          --------       --------
       Total revenues                                                       63,369         48,762

Operating expenses:
     Community operating expenses                                           43,615         32,566
     General and administrative                                              6,756          4,357
     Lease expense, net                                                      6,700          4,090
     Depreciation and amortization                                           5,195          4,149
                                                                          --------       --------
       Total operating expenses                                             62,266         45,162
                                                                          --------       --------

       Operating income                                                      1,103          3,600

Other income (expense):
     Interest expense                                                       (9,293)        (8,811)
     Interest income                                                         2,969          3,960
     Loss on sale of assets                                                   (303)            (5)
     Equity in losses of managed special purpose entity communities           (972)          (582)
     Other                                                                     510            214
                                                                          --------       --------
       Other expense, net                                                   (7,089)        (5,224)
                                                                          --------       --------

       Loss from continuing operations before income taxes,
          minority interest, and extraordinary item                         (5,986)        (1,624)

Income tax benefit                                                          (1,952)          (651)
                                                                          --------       --------
       Loss from continuing operations before minority
          interest and extraordinary item                                   (4,034)          (973)

Minority interest in losses of consolidated subsidiaries, net of tax             4            321
                                                                          --------       --------

       Loss from continuing operations before extraordinary item            (4,030)          (652)

Extraordinary loss on extinguishment of debt, net of tax                      (576)            --
                                                                          --------       --------

       Net loss                                                           $ (4,606)      $   (652)
                                                                          ========       ========

Basic loss per share:
     Basic loss per share before extraordinary item                       $  (0.23)      $  (0.04)
     Extraordinary loss, net of tax                                          (0.03)            --
                                                                          --------       --------
     Basic loss per share                                                 $  (0.27)      $  (0.04)
                                                                          ========       ========

Diluted loss per share:
     Diluted loss per share before extraordinary item                     $  (0.23)      $  (0.04)
     Extraordinary loss, net of tax                                          (0.03)            --
                                                                          --------       --------
     Diluted loss per share                                               $  (0.27)      $  (0.04)
                                                                          ========       ========

Weighted average shares used for basic loss per share data                  17,200         17,141
Effect of dilutive common stock options                                         --             --
                                                                          --------       --------
Weighted average shares used for diluted loss per share data                17,200         17,141
                                                                          ========       ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       2001              2000
                                                                                     ---------       --------
Revenues:
     Resident and health care                                                        $ 122,077       $ 93,013
     Management and development services                                                 1,673          2,526
                                                                                     ---------       --------
       Total revenues                                                                  123,750         95,539

Operating expenses:
     Community operating expenses                                                       85,404         62,522
     General and administrative                                                         11,750          8,659
     Lease expense, net                                                                 13,451          7,618
     Depreciation and amortization                                                      10,287          8,042
                                                                                     ---------       --------
       Total operating expenses                                                        120,892         86,841
                                                                                     ---------       --------

       Operating income                                                                  2,858          8,698

Other income (expense):
     Interest expense                                                                  (18,519)       (16,705)
     Interest income                                                                     6,153          7,513
     (Loss) gain on sale of assets                                                        (122)           260
     Equity in losses of managed special purpose entity communities                     (1,938)          (582)
     Other                                                                               1,023            173
                                                                                     ---------       --------
       Other expense, net                                                              (13,403)        (9,341)
                                                                                     ---------       --------

       Loss from continuing operations before income taxes,
          minority interest, and extraordinary item                                    (10,545)          (643)

Income tax benefit                                                                      (3,398)          (266)
                                                                                     ---------       --------
       Loss from continuing operations before minority
          interest and extraordinary item                                               (7,147)          (377)

Minority interest in (earnings) losses of consolidated subsidiaries, net of tax            (96)           469
                                                                                     ---------       --------

       (Loss) income from continuing operations before extraordinary item               (7,243)            92

Extraordinary loss on extinguishment of debt, net of tax                                  (181)          (124)
                                                                                     ---------       --------

       Net loss                                                                      $  (7,424)      $    (32)
                                                                                     =========       ========

Basic (loss) earnings per share:
     Basic (loss) earnings per share before extraordinary item                       $   (0.42)      $   0.01
     Extraordinary loss, net of tax                                                      (0.01)         (0.01)
                                                                                     ---------       --------
     Basic (loss) earnings per share                                                 $   (0.43)      $   0.00
                                                                                     =========       ========

Diluted (loss) earnings per share:
     Diluted (loss) earnings per share before extraordinary item                     $   (0.42)      $   0.01
     Extraordinary loss, net of tax                                                      (0.01)         (0.01)
                                                                                     ---------       --------
     Diluted (loss) earnings per share                                               $   (0.43)      $   0.00
                                                                                     =========       ========

Weighted average shares used for basic earnings (loss) per share data                   17,167         17,147
Effect of dilutive common stock options                                                     --             82
                                                                                     ---------       --------
Weighted average shares used for diluted earnings (loss) per share data                 17,167         17,229
                                                                                     =========       ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                     2001             2000
                                                                                   --------       --------
Cash flows from operating activities:
     Net loss                                                                      $ (7,424)      $    (32)
        Extraordinary loss on extinguishment of debt, net of tax                        181            124
                                                                                   --------       --------
     (Loss) income from continuing operations                                        (7,243)            92
     Adjustments to reconcile income (loss) from continuing operations to net cash and cash equivalents provided by operating activities:
       Depreciation and amortization                                                 10,287          8,042
       Amortization of deferred entrance fee revenue                                 (5,206)        (2,678)
       Amortization of deferred financing costs                                       1,262          1,018
       Advances to joint ventures                                                    (1,512)            --
       Proceeds from terminated lifecare contracts                                    1,780          1,231
       Proceeds from life estate sales, net of refunds                                3,592          3,687
       Deferred income tax benefit                                                   (3,091)          (287)
       Amortization of deferred gain on sale-leaseback transactions                  (1,310)          (226)
       Minority interest in earnings (losses) of consolidated subsidiaries               96           (469)
       (Income) losses from unconsolidated joint ventures                               (14)           388
       (Loss) gain on sale of assets                                                    122           (260)
       Issuance of stock to employee 401k plan                                          333             --
     Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                              41          1,312
        Inventory                                                                       (60)            76
        Prepaid expenses                                                              1,291            727
        Other assets                                                                  3,860          1,658
        Accounts payable                                                             (4,732)        (2,340)
        Accrued expenses and other current liabilities                                1,407         (4,664)
        Tenant deposits                                                                (346)          (201)
        Other liabilities                                                              (588)           206
                                                                                   --------       --------
Net cash and cash equivalents provided by operating activities                          (31)         7,312

Cash flows from investing activities:
        Additions to land, buildings and equipment                                  (11,408)       (24,639)
        Expenditures for acquisitions, net of cash received                              --         (6,082)
        Advances for development projects, net                                           --         (4,451)
        Investments in joint ventures                                                    --           (263)
        Contributions from minority owners                                               --            372
        Proceeds from the sale of assets                                              7,708            265
        Other investing activities                                                      313          1,780
        Expenditures for leasehold acquisitions, net of cash received                    (5)        (5,438)
        Purchase of assets limited as to use, net                                    (2,864)       (11,048)
        Receipts from (issuance of) notes receivable                                  2,090         (7,375)
                                                                                   --------       --------
Net cash used by investing activities                                                (4,166)       (56,879)


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      2001            2000
                                                                                    --------       --------
Cash flows from financing activities:
        Proceeds from issuance of stock through employee stock purchase plan              84            134
        Proceeds from the issuance of long-term debt                                  21,745         75,151
        Principal payments on long-term debt                                          (7,444)       (23,442)
        Purchase of convertible debentures                                            (4,029)            --
        Principal reductions in master trust liability                                (3,092)        (1,676)
        Expenditures for financing costs                                                (567)        (1,315)
        Other financing costs                                                             --           (165)
                                                                                    --------       --------
Net cash provided by financing activities                                              6,697         48,687
                                                                                    --------       --------

     Net increase in cash and cash equivalents                                         2,500           (880)
                                                                                    --------       --------
Cash and cash equivalents at beginning of period                                      19,850         21,881
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $ 22,350       $ 21,001
                                                                                    ========       ========


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest (including capitalized interest)      $ 18,400       $ 16,394
                                                                                    ========       ========
     Income taxes (refunded) paid                                                   $ (1,533)      $    211
                                                                                    ========       ========

Supplemental disclosure of non-cash transactions:

During the respective periods, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:

                     Current assets                                $  --          $   939
                     Land, buildings and other assets                 --           14,202
                     Current liabilities                              --            1,108
                     Long-term debt                                   --            7,925
                     Other liabilities                                --               26

During the six months ended June 30, 2001, the Company funded its 401(k) contribution with 81,788 shares of its common stock at a fair market value of approximately $333,000.

Accumulated Other Comprehensive Loss, resulting from two interest rate swap agreements, was $1.1 million, net of deferred tax provision of $590,000 for the six months ended June 30, 2001.



See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain fiscal year 2000 amounts have been reclassified to conform to the fiscal year 2001 presentation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  LIQUIDITY

The Company is highly leveraged and has a substantial amount of debt and lease obligations. At June 30, 2001, the scheduled debt maturities during the eighteen months ended December 31, 2002 total $349.4 million, including $216.5 million of mortgage debt and $132.9 million of 5 3/4% Convertible Subordinated Debentures. The Company expects that its current cash and cash equivalents, and cash flow from operations will be sufficient to fund its operating requirements including its pre-stabilization losses, its capital expenditure requirements and its ordinary course, periodic debt service requirements, during 2001. The Company's internally generated cash will not be sufficient to satisfy all of its obligations that mature in 2002 or its scheduled principal reductions in 2002. Due to adverse market conditions and the market price of the Company's stock, the Company believes that it is unlikely that it will be able to raise capital in the public equity or debt markets for the foreseeable future. Accordingly, the Company's ability to satisfy its maturing obligations will depend, in large part, upon its ability to obtain new financing and to issue privately placed equity or equity linked capital. The Company is also examining other alternatives for raising capital, including the selective disposition or sale of certain communities, the sale-leaseback, or monetization of certain communities, and the exchange of its 5 3/4% Convertible Subordinated Debentures for other securities of the Company. The Company has engaged in and anticipates continuing discussions with its existing lenders and other third parties regarding these alternatives. The terms of any such transactions may impose significant burdens on the Company and are likely to be substantially dilutive to the Company's existing shareholders. There can be no assurances that the Company will be able to consummate any of these transactions or that it will be able to refinance, extend or obtain new financing necessary to satisfy its maturing obligations. Failure to satisfy these maturing obligations or to meet the debt service requirements would have a material adverse effect on the Company.

Certain of the Company's credit agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of June 30, 2001, the Company and certain of its lenders and lessors agreed to amendments or waivers relating to several of these financial covenants in order to allow the Company to remain in compliance therewith. In addition, the Company extended the maturity date of its $100.0 million mortgage loan facility from May 1, 2002 to August 1, 2002. At June 30, 2001, $92.3 million was outstanding under this credit facility. In connection with this extension, the Company agreed to, among other things, (i) convert the facility to a term loan from a revolving line-of-credit, (ii) make a $10.0 million principal reduction by May 1, 2002, (iii) increase the interest rate margin of the facility, (iv) provide a capital formation plan requiring that the Company raise $30.0 million of capital by January 31, 2002, (v) evidence of sufficient capacity to payoff its 5 3/4% Convertible Subordinated Debentures by July 1, 2002 and (vi) include certain new and amended financial covenants. Accordingly, the related debt is classified as long-term in accordance with its stated maturity schedules, but if not further amended and its maturity extended beyond August 1, 2002, this debt will be classified as a current liability in the third quarter of 2001, which will have an adverse effect on the Company's working capital position.

Future compliance with the Company's financial covenants is largely dependent upon improvements in the operations of the Company's Free-standing Assisted Living Communities ("Free-standing ALs") and upon the Company's ability to raise capital to meet covenants requiring debt reductions. Improvements in the Company's operations and the ability to raise capital are subject to various factors such as the Company's financial position, general economic conditions, credit market conditions, interest rate levels, competition for residents, increases in operating costs and various other factors, some of which are beyond the Company's control. There can be no assurances that the Company will remain in compliance with its financial covenants. If the Company fails to meet its financial covenants, unless amended or waived, the Company's lenders will have the right to cease funding and accelerate repayment of the debt, which would have a material adverse effect on the Company. There can be no assurance that the Company's lenders will grant waivers or amendments in the future.

A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment, other default with respect to such obligations, or failure to comply with the financial or other covenants of the debt agreements could cause lenders to cease funding, accelerate payment obligations or to foreclose upon the communities securing the indebtedness. Further, because of the cross-default and cross collateralization provisions in certain of the Company's mortgages, debt instruments and leases, a default by the Company on one of its payment obligations is likely to result in default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

3.  EARNINGS PER SHARE

Basic loss or earnings per share for the three and six months ended June 30, 2001 and 2000 have been computed on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share includes dilutive common stock equivalents, which consist of in-the-money stock options. During the three and six months ended June 30, 2001, there were 1,194,038 and 1,182,687 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three and six months ended June 30, 2001, and therefore were not included in the computation of diluted earnings per share.

The Company's 5 3/4% Convertible Subordinated Debentures outstanding during the periods presented were not included in the computation of diluted earnings per share because the conversion price of $24.00 per share was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

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

                                                      Three Months                      Six Months
                                                     Ended June 30,                   Ended June 30,
                                                   2001           2000              2001           2000
                                               ---------------------------      ---------------------------
Average number of options (in thousands)             829          1,718               809         1,067
Weighted-average exercise price                   $ 7.86        $ 15.88            $ 8.11       $ 16.86

4.  LONG TERM DEBT

During the six months ended June 30, 2001, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization schedule, with all remaining balances due in July 2002. The Company used a portion of the proceeds on the above loan to refinance a portion of a term note to a capital corporation, repaying the outstanding amount of $3.5 million.

Effective as of June 30, 2001, the Company has amended various financing agreements in order to, among other things, maintain compliance with its debt covenants, including its $100.0 million mortgage loan facility. This amendment resulted in the extension of the May 1, 2002 maturity to August 1, 2002 and requires $10.0 million in principal reduction by May 1, 2002. See Note 2 to the Condensed Consolidated Financial Statements.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $26.0 million and contemporaneously leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. During the six months ended June 30, 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the Westlake transaction. In connection with the first like-kind exchange, the Company purchased land in Virginia, assuming a $12.1 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly, and a maturity date of January 2024. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various parcels of land, as well as buildings valued at $2.3 million and building improvements valued at $4.8 million, assuming a $15.2 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005. The various land parcels are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Subordinated Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the six months ended June 30, 2001, the Company purchased $5.1 million of the 5 3/4% Convertible Subordinated Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $694,000. Additional purchases of the 5 3/4% Convertible Subordinated Debentures, if any, are likely to be made primarily in the open market.

5. ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company abandoned certain development projects and recorded charges of approximately $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million in 2000 and $461,000 during the six months ended June 30, 2001 related to these costs. An accrual of $350,000 remains at June 30, 2001. The Company will continue to evaluate the adequacy of the remaining accrual. The Company has sold two of the five land parcels associated with the abandoned projects, and intends to continue marketing the remaining three land parcels during 2001.

6. LEASEHOLD ACQUISITIONS AND SPECIAL PURPOSE ENTITIES (SPE)

The Company has entered into various transactions with third parties for the development and operation of certain Free-standing ALs. The Company generally has owned the land to be developed and entered into long-term ground leases with special purpose entities, typically a subsidiary of a bank (the Owner). The

Owner has entered into a construction agreement with a lender. These construction loans have been guaranteed by the Company. The Company is required to pledge to the Owners certificates of deposit as collateral to support the lessor's equity contribution commitment. At June 30, 2001 and December 31, 2000, the Company has pledged certificates of deposit and other investments in the aggregate of $46.0 million and $45.4 million, respectively, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit.

The Owners of these Free-standing ALs leased the properties to various unrelated SPEs (the Lessee) under operating leases. The Company contemporaneously entered into management agreements with the lessees to manage the operations of the communities ("Managed SPE Communities"). The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and certain related agreements require the Company to fund the lessee's operating deficits above specified amounts. In certain instances these thresholds have been exceeded and as a result, the Company recorded $1,938,000 of operating deficits during the six months ended June 30, 2001 and $582,000 of operating deficits during the six months ended June 30, 2000 as Equity in Losses of Managed Special Purpose Entity Communities on the accompanying Statements of Operations. The Company expects that it will continue to incur additional operating deficit costs during the remainder of 2001 and 2002 and these amounts may increase as deficits exceed specified amounts at certain Free-standing ALs. The management agreements also provide the Company with purchase options or rights of first refusal to assume the lessee's leasehold interests in the leases at a formula price.

During the six months ended June 30, 2001, the Company acquired a leasehold interest in a Managed SPE Community from an affiliate of John Morris, a director of the Company. In conjunction with this transaction, the Company acquired certain assets and assumed certain liabilities from this SPE. The assets and liabilities were recorded at cost, which approximates fair value. At June 30, 2001, approximately $3.1 million was due to the Company from other SPE affiliates of John Morris in connection with other Managed SPE Communities. Subsequent to June 30, 2001, these amounts were reimbursed through the Company's acquisition of one of the leasehold interests of these Managed SPE Communities.

At June 30, 2001, there were 11 Managed SPE Communities leased by various lessees, five of which are leased by an affiliate of John Morris. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of the leasehold interests, under its purchase options or rights of first refusal, in these 11 Managed SPE Communities during 2001 and 2002. If all were acquired, the Company estimates the combined purchase price would be approximately $18.0 to $22.0 million. Due to the leasehold acquisitions consummated and potential future acquisitions, the Company expects to incur significant operating losses until the communities achieve break-even occupancy levels. If the Company does not acquire these leasehold interests, it remains responsible for funding future operating losses which exceed specified limits.

7.  SALE OF COMMUNITY

During the six months ended June 30, 2001, the Company sold its leasehold interest in its only California community, Rossmoor Regency. This leasehold interest was acquired by the Company in May 1998 as part of the Senior Living Network strategy. However, during the year ended December 31, 1999 management discontinued the expansive assisted living development prior to acquiring complementary communities. The Company's leasehold interest in the community was sold for an aggregate price of $21.5 million. The Company used a majority of the sale proceeds to repay the owner debt outstanding of $15.6 million, resulting in an early payment penalty of $875,000, net of tax. In addition, the Company recognized a $697,000 loss on sale of assets.

8.  SEGMENT INFORMATION

The Company has significant operations in two segments: (1) Retirement Centers and (2) Free-Standing ALs. The Company has 31 Retirement Centers which provide a continuum of care services such as independent living, assisted living and skilled nursing care. The Company currently operates 34 Free-Standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers.

The Company evaluates its performance on the basis of EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. The following is a summary of total revenues, EBITDAR, and total assets by segment for the three and six months ended June 30, 2001 and 2000 (in thousands).(1)(2)

      THREE MONTHS ENDED

                                         JUNE 30,         JUNE 30,          $                %
                                           2001            2000           CHANGE           CHANGE
                                           ----            ----           ------           ------
      Revenues:
           Retirement Centers            $  53,511          45,172       $  8,339           18.46%
           Free-standing ALs                 8,894           2,692          6,202          230.39%
           Corporate/Other                     964             898             66            7.35%
                                         ---------------------------------------------------------
              Total                      $  63,369       $  48,762       $ 14,607           29.96%
                                         =========================================================


      NOI/Community EBITDAR:
           Retirement Centers            $  18,956       $  15,855       $  3,101           19.56%
           Free-standing ALs                  (162)           (539)           377          -69.94%
           Corporate/Other                  (5,796)         (3,476)        (2,320)          66.74%
                                         ---------------------------------------------------------
              Net Operating Income          12,998          11,840          1,158            9.78%

      Lease expense                          6,700           4,091          2,609           63.77%
      Depreciation and Amortization          5,195           4,149          1,046           25.21%
                                         ---------------------------------------------------------
               Operating income          $   1,103       $   3,600       $ (2,497)         -69.36%
                                         =========================================================

      SIX MONTHS ENDED


                                         JUNE 30,         JUNE 30,          $                %
                                           2001            2000           CHANGE           CHANGE
                                           ----            ----           ------           ------
      Revenues:
           Retirement Centers            $ 105,749          88,332       $ 17,417           19.72%
           Free-standing ALs                16,328           4,680         11,648          248.89%
           Corporate/Other                   1,673           2,527           (854)         -33.80%
                                         ---------------------------------------------------------
              Total                      $ 123,750       $  95,539       $ 28,211           29.53%
                                         =========================================================

      NOI/Community EBITDAR:
           Retirement Centers            $  38,327       $  31,109       $  7,218           23.20%
           Free-standing ALs                  (962)      $    (603)          (359)          59.54%
           Corporate/Other                 (10,769)      $  (6,147)        (4,622)          75.19%
                                         ---------------------------------------------------------
              Net Operating Income          26,596          24,359          2,237            9.18%
      Lease expense                         13,451           7,619          5,832           76.55%
      Depreciation and Amortization         10,287           8,042          2,245           27.92%
                                         ---------------------------------------------------------
            Operating income             $   2,858       $   8,698       $ (5,840)         -67.14%
                                         =========================================================

                                         JUNE 30,       DECEMBER 31,        $                %
                                           2001            2000           CHANGE           CHANGE
                                           ----            ----           ------           ------
      Total Assets:
        Retirement Centers               $ 438,266       $ 445,020       $ (6,754)          -1.52%
        Free-standing ALs                   66,566          68,266         (1,700)          -2.49%
        Corporate/Other                    308,366         279,194         29,172           10.45%
                                         ---------------------------------------------------------
            Total                        $ 813,198       $ 792,480       $ 20,718            2.61%
                                         =========================================================

(1) Segment data does not include any inter-segment transactions or allocated costs.
(2) All prior period data has been reclassified to conform to the new segment alignment.

9.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company previously maintained commercial insurance for various risks including medical malpractice liabilities on a claims-made basis. On July 1, 2001, the Company renewed its commercial insurance for various risks including medical malpractice liabilities on a claims-incurred basis. The change from a claims-made to claims-incurred policy resulted in an additional premium of $1.2 million to cover the claims incurred but not reported in the previous insurance year under claims-made, which would also not be covered under the renewal policy under claims-incurred. Management is unaware of any incidents which would result in a loss in excess of the Company's insurance coverage.

As a result of flooding in the Houston area during June 2001, the Company sustained significant flood and water damage at one of its Free-standing AL communities, and minor damage at several others. Approximately 60 residents from this community have been temporarily relocated to several of the other communities operated by the Company in the Houston area. Repair work is expected to take six months or more, at which time residents will be able to move back into the community. The Company expects that its insurance coverage for these leased facilities will cover substantially all costs incurred in connection with the property damage, business interruption and extra expenses incurred. The Company has recorded a charge of $100,000 during the quarter ended June 30, 2001 for its insurance deductible cost, and recorded $125,000 as an insurance claim receivable as of June 30, 2001.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance ("Arizona DOI") has notified the owner that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community, and has submitted to the Arizona DOI for approval for the Company to enter into a lease of the community. The Department has tentatively indicated that the proposed lease will result in the community's compliance with the applicable Arizona statute. There can be no assurance that the State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

During 1999, the Company entered into a land purchase agreement for a parcel of land in Boston, Massachusetts for $14.5 million, to be used for the development of a senior living community. Closing of this purchase agreement is dependent upon various zoning and other approvals. The Company has incurred and capitalized architectural, engineering, legal, and other costs to date amounting to $2.2 million as part of the development of this project. If satisfactory zoning approvals are not received or the Company is not able to secure financing to acquire and develop the property, the Company would have to consider various options, including sale or assignment of its rights, modification of the project scope, or abandonment of the project which could result in a write-off of these costs. The Company believes it will be successful in receiving these approvals and securing financing to acquire and develop the property, but there can be no assurance that these delays will not adversely effect the feasibility of or the Company's willingness to complete the project.

The Company discovered during 1999 that its property in Knoxville, Tennessee had several significant construction or design deficiencies that resulted in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company also involved its outside counsel and its insurance carrier in these issues. The Company recorded certain impairment charges related to this property, and others, during the quarter ended December 31, 1999. During the six months ended June 30, 2001, the Company received net settlement proceeds of $1,000,000 for repairs and improvements necessary to correct the deficiencies in the property. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company. As of June 30, 2001, the Company has made cash payments of $623,000 related to improvements, and has a remaining accrual of $377,000 for future costs associated with the deficiencies.

10.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 will result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning January 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. Based on current goodwill balances, the Company will have approximately $36.5 million of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $1.0 million and $505,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

Also in July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Company is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's revenue, operating results or liquidity.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet.

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

The adoption of SFAS No. 133 resulted in the Company recording a net transition adjustment loss of $1.1 million (net of related deferred income tax of $570,000 in accumulated other comprehensive income at January 1, 2001). Further, the adoption of the SFAS No. 133 resulted in the Company recognizing $266,000 of derivative instrument assets and $1.9 million of derivative instrument liabilities at January 1, 2001. At June 30, 2001, the net transition adjustment loss was $1.1 million (net of related deferred income tax of $590,000 in accumulated other comprehensive income), and derivative instrument assets and derivative instrument liabilities were $328,000 and $2.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. As of June 30, 2001, the Company operated 65 senior living communities, consisting of 31 Retirement Centers and 34 Free-standing ALs, in 14 states with an aggregate capacity for approximately 11,500 and 3,200 residents, respectively. The Company owns 23 communities, leases 22 communities pursuant to long-term leases, and manages 20 communities pursuant to management agreements. Of the owned, leased, and managed communities, the Retirement Centers comprise 15, 8, and 8, and the Free-standing ALs comprise 8, 14, and 12, respectively. As of June 30, 2001, the Company's owned communities had a stabilized occupancy rate of 90%, its leased communities had a stabilized occupancy rate of 93%, and its managed communities had a stabilized occupancy rate of 84%. The Company considers a community or expansion thereof to be stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. Stabilized communities also include any managed communities that have been open at least 12 months.

The Company's long-term strategy is to develop and operate Senior Living Networks in major metropolitan regions. During the six months ended June 30, 2001 and 2000, the Company's Retirement Centers and Free-standing ALs generated 86.6% and 13.4% and 95.0% and 5.0% of resident and healthcare revenues, respectively. Many of the Free-standing ALs are located within the same major metropolitan regions as the Retirement Centers and function as satellites to those Retirement Center hubs in order to form Senior Living Networks and expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels.

During the late 1990s and in 2000, the assisted living market suffered from adverse market conditions including significant overcapacity in most markets, longer fill-up periods, price discounting and price pressures, and increasing labor and insurance costs. The Company expects these trends and conditions to continue for the intermediate term. As a result, the Company ceased its development of new Free-standing ALs in late 1999 in order to focus on improving the performance of its existing Retirement Centers, filling its Free-standing ALs, increasing the Company's cashflow and strengthening the Company's balance sheet.

The Company reported a net loss of $7.4 million, or $0.43 loss per diluted share, on total revenues of $123.8 million, as compared with net loss of $32,000, or $0.00 earnings per diluted share, on revenues of $95.5 million for the six months ended June 30, 2001 and 2000, respectively. The six months ended June 30, 2001 loss of $0.43 per dilutive share was comprised of a $0.42 loss from operations, plus a $0.01 loss from the extinguishment of debt.

RESULTS OF OPERATIONS

The Company's total revenues from continuing operations are comprised of (i) resident and health care revenues and (ii) management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from three principal sources: (i) monthly service fees and ancillary revenues from independent and assisted living residents, representing 77.5% and 80.3% of total resident and health care revenues for the three months ended June 30, 2001 and 2000, respectively, and 77.1% and 80.5% of total resident and health care revenues for the six months ended June 30, 2001 and 2000, respectively; (ii) per diem charges from nursing patients, representing 19.8% and 17.8% of total resident and health care revenues for the three months ended June 30, 2001 and 2000, respectively, and 20.0% and 17.6% of total resident and health care revenues for the six months ended June 30, 2001 and 2000, respectively; and (iii) the amortization of non-refundable entrance fees over each resident's actuarially determined life expectancy (or building life for contingent refunds), representing 2.7% and 1.9% of total resident and health care revenues for the three months ended June 30, 2001 and 2000, respectively, and 2.9% and 1.9% of total resident and health care revenues for the six months ended June 30, 2001 and 2000, respectively. Approximately 92% and 95% of the Company's total revenues for both the three and six months ended June 30, 2001 and 2000, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance and Medicaid.

The Company's operating expenses are comprised, in general, of (i) community operating expenses, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs. The 31 Retirement Centers are large retirement communities that provide some or all of independent living, assisted living and skilled nursing care. A substantial majority of the Retirement Centers are stabilized, including recent expansions, and averaged 93% occupancy during the three and six months ended June 30, 2001. The portfolio of Free-standing ALs operated by the Company has increased to 34 (8 owned, 14 leased, and 12 managed communities, 11 of which are Managed SPE Communities) at June 30, 2001. The operations of the managed communities are not included in the Company's financial statements, although losses that exceed specified levels are included in Equity in Losses of Managed Special Purpose Entity Communities. The consolidated number of Free-standing AL Communities is 22. Substantially all of the consolidated Free-standing ALs and the managed communities are unstabilized and in the fill-up stage. The Company has been and continues to be focused on increasing and maintaining occupancy and controlling operating margins in all communities.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues Total revenues were $63.4 million compared to $48.8 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $14.6 million, or 30.0%. Resident and health care revenues increased by $14.5 million, and management and development services revenue increased by $67,000 during the period. Approximately $6.2 million of the increase in resident and health care revenue was attributable to revenues derived from Free-standing AL leasehold interests acquired after June 30, 2000. The May 26, 2000 long-term lease of Freedom Village Brandywine increased resident and health care revenues by $2.6 million. In addition, growth in therapy services provided by the Company increased revenues by $903,000. The remaining increase relates to increased average occupancy and additional entrance fee revenues. Management and development services revenue increased slightly, but decreased as a percentage of total revenue to 1.5% from 1.8%. The increase in management and development services results from higher sales of newer units, which increases the formula-based management fees, while the decrease in management and development services as a percentage of total revenue is primarily related to the substantial growth in resident and health care revenues.

For all of its communities, the Company had a stabilized occupancy rate of 89% compared to 91% as of June 30, 2001 and 2000, respectively, and had a total occupancy rate of 84% and 83% as of June 30, 2001 and 2000. A community or expansion is defined as stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. The reduction in stabilized occupancy rate results from eight additional Free-standing ALs being defined as stable during the period. The Company anticipates that the fill-up of these Free-standing ALs will occur over the next 12 to 24 months. The decrease in total occupancy rate is primarily a result of new communities and expansions that have increased capacity from approximately 14,000 as of June 30, 2000 to approximately 14,700 as of June 30, 2001, many of which are in the fill-up stage.

Retirement Center resident and health care revenues for the three months ended June 30, 2001 were $53.5 million, compared to $45.2 million for the three months ended June 30, 2000, representing an increase of $8.3 million, or 18.5%. This increase was primarily attributable to the May 26, 2000 long-term lease of Freedom Village Brandywine, resulting in increased resident and health care revenues of $2.6 million. In addition, $903,000 of the increase in Retirement Center revenues resulted from increased therapy services provided by the Company. The remaining increase was primarily attributable to increased average occupancy. Free-standing AL community resident and health care revenues increased from $2.7 million to $8.9 million for the three months ended June 30, 2000 and 2001, respectively. This increase is largely related to the increase from 16 to 22 consolidated Free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year.

Community Operating Expense Community operating expense increased to $43.6 million compared to $32.6 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $11.0 million, or 33.9%. The increase in community operating expenses was primarily attributable to expenses from expansions and communities acquired or leased after June 30, 2000. Additionally, this increase is the result of higher labor, insurance, utility, facility and marketing costs at new communities, as well as costs associated with the expansion of therapy services now provided at 12 communities. Community operating expense as a percentage of resident and health care revenues increased to 69.9% from 68.0% for the three months ended June 30, 2001 and 2000, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests during the second half of 2000 of various Free-standing ALs that were Managed SPE Communities, which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 12 to 24 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues because the Company anticipates acquiring additional leasehold interests of Managed SPE Communities.

Retirement Center operating expenses were $34.6 million, compared to $29.3 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $5.3 million, or 18.1%. This increase was primarily attributable to the May 26, 2000 long-term lease of Freedom Village Brandywine, resulting in increased operating expenses of $1.5 million. In addition, $423,000 of the increase in Retirement Center operating expenses related to increased therapy services. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses. Free-standing AL operating expenses increased to $9.1 million from $3.2 million for the three months ended June 30, 2001 and 2000, respectively. This increase is largely related to the increase from 16 to 22 consolidated free-standing AL communities, of which a majority are in the fill-up stage.

General and Administrative General and administrative expense increased to $6.8 million compared to $4.4 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $2.4 million, or 55.1%. Approximately $1.2 million of this increase resulted from additional general liability insurance premiums related to the Company's change from a claims-made to a claims-incurred policy effective July 1, 2001. In addition, the increase reflects increases in overhead support costs associated with the Free-standing ALs in various geographic areas, as well as increases in salaries and benefits associated with the operation of an increased number of communities. General and administrative expense as a percentage of total revenues increased to 10.7% compared to 8.9% for the three months ended June 30, 2001 and 2000, respectively.

EBITDAR (Community NOI) Retirement Center EBITDAR increased $3.1 million, or 19.5%, to $19.0 million from $15.9 million for the three months ended June 30, 2001 and 2000, respectively. This increase primarily relates to the May 26, 2000 long-term lease of Freedom Village Brandywine, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense. Consolidated Free-standing AL EBITDAR increased by $377,000, to a $162,000 loss from a $539,000 loss loss for the three months ended June 30, 2001 and 2000, respectively. The 2001 loss resulted from the majority of these Free-standing ALs communities being unstabilized. The Company expects to continue to incur losses during this fill-up stage. Corporate and Other EBITDAR decreased by $2.3 million to a $5.8 million loss from a $3.5 million loss for the three months ended June 30, 2001 and 2000, respectively. This decrease in Corporate and Other EBITDAR resulted from the additional general liability premiums of $1.2 million, additional costs associated with corporate operations, human resources, financial services and overhead, as well as increased senior living network and assisted living management costs.

Lease Expense Lease expense increased to $6.7 million compared to $4.1 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $2.6 million, or 63.8%. This increase was attributable to twelve leases entered into after June 30, 2000, consisting of two Retirement Center leases and ten Free-standing ALs. As of June 30, 2001, the Company leased 22 of its communities, including eight Retirement Centers and 14 Free-standing ALs. Accordingly, of the total $6.7 million lease expense for the three months ended June 30, 2001, $3.4 million related to Retirement Centers and $3.3 million related to Free-standing ALs.

Depreciation and Amortization Depreciation and amortization expense increased to $5.2 million from $4.1 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $1.1 million, or 25.2%. The increase was primarily related to the increase in depreciable assets of approximately $35.3 million since July 1, 2000. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, the properties acquired as part of a series of like-kind exchanges associated with the sale-leaseback of one of the Company's communities in Ohio, and expansion of communities since June 30, 2000, as well as ongoing capital expenditures. For the current quarter, $3.9 million of the $5.2 million depreciation and amortization resulted from Retirement Centers.

Other Income (Expense) Interest expense increased to $9.3 million from $8.8 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $482,000, or 5.5%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions. Interest expense, as a percentage of total revenues, decreased to 14.7% from 18.1% for the three months ended June 30, 2001 and 2000, respectively. Interest income decreased to $3.0 million from $4.0 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $1.0 million, or 25.0%. The decrease in interest income was primarily attributable to lower income generated from a reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in Losses of Managed SPE Communities increased to $972,000 from $582,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in Equity in Losses of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits at Managed SPE Communities exceed specified limits.

Income Tax Benefit The provision for income taxes was a $2.0 million benefit compared to a $651,000 benefit for the three months ended June 30, 2001 and 2000, respectively. The Company's effective tax rate was 32.2% and 41.0% for the three months ended June 30, 2001 and 2000, respectively.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax Minority interest in losses of two consolidated subsidiaries, net of tax, for the three months ended June 30, 2001 and 2000, respectively, was

$4,000 and $321,000, representing an decrease of $317,000. The decrease was primarily attributable to a revised partner loss allocation formula for one of the communities.

Extraordinary Loss on Extinguishment of Debt, Net of Tax During the three months ended June 30, 2001, the Company purchased $1.75 million of its 5 3/4% Convertible Debenture Bonds at 78% of their face value, for a total cost of $1.4 million, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $235,000 or $0.02 gain per dilutive share. Offsetting this gain, during the quarter ended June 30, 2001, the Company repaid a term note to a bank in connection with the sale of its community in California. As part of this transaction, the Company incurred a prepayment penalty of $875,000 or $0.05 loss per dilutive share, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt. The purchase of bonds and repayment of the term note resulted in a net extraordinary loss of $576,000 or $0.03 loss per dilutive share.

Net Loss Based upon the factors noted above, the Company experienced a net loss of $4.6 million, or $0.27 loss per dilutive share, compared to a net loss of $652,000, or $0.04 loss per dilutive share, for the three months ended June 30, 2001 and 2000, respectively. The three months ended June 30, 2001 loss of $0.27 per dilutive share was comprised of a $0.23 loss from operations, as well as a $0.03 loss from the extinguishment of debt.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues Total revenues were $123.8 million compared to $95.5 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $28.2 million, or 29.5%. Resident and health care revenues increased by $29.1 million, and management and development services revenue decreased by $853,000 during the period. Approximately $11.6 million of the increase in resident and health care revenue was attributable to revenues derived from Free-standing AL leasehold interests acquired after June 30, 2000. The May 26, 2000 long-term lease of Freedom Village Brandywine increased resident and health care revenues by $6.5 million. In addition, growth in therapy services provided by the Company increased revenues by $1.9 million. The remaining increase relates to increased average occupancy and additional entrance fee revenues. Management and development services revenue decreased as a percentage of total revenue to 1.4% from 2.6%, as of June 30, 2001 and 2000, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. In late 1999, the Company discontinued new development of Free-standing ALs, for which the Company received development fees.

For all of its communities, the Company had a stabilized occupancy rate of 89% compared to 91% as of June 30, 2001 and 2000, respectively, and had a total occupancy rate of 84% and 83% as of June 30, 2001 and 2000. A community or expansion is defined as stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. The reduction in stabilized occupancy rate results from eight additional Free-standing ALs being defined as stable during the period. The Company anticipates that the fill-up of these Free-standing ALs occur over the next 12 to 24 months. The increase in total occupancy rate appears minimal. However, the occupancy rate improvement is substantial considering that capacity has increased from approximately 14,000 as of June 30, 2000 to approximately 14,700 as of June 30, 2001, as well as that the increased capacity is related to expansions and new communities, many of which are in the fill-up stage.

Retirement Center resident and health care revenues were $105.7 million, compared to $88.3 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $17.4 million, or 19.7%. Approximately $4.5 million of this increase was attributable to four expansions which were completed during the period. The May 26, 2000 long-term lease of Freedom Village Brandywine resulted in increased resident and health care revenues of $6.5 million. In addition, $1.9 million of the increase in Retirement Center revenues resulted from increased therapy services provided by the Company. The remaining increase relates to increased average occupancy and additional entrance fee revenues. Free-standing AL community resident and health care revenues increased from $4.7 million to $16.3 million for the six months ended June 30, 2000 and 2001, respectively. This increase is largely related to the increase from 16 to 22 consolidated Free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year.

Community Operating Expense Community operating expense increased to $85.4 million compared to $62.5 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $22.9 million, or 36.6%. The increase in community operating expenses was primarily attributable to expenses from expansions and communities acquired or leased after June 30, 2000. Additionally, this increase is the result of higher labor, insurance, utility, facility and marketing costs at new communities, as well as costs associated with the expansion of therapy services now provided at 12 communities. Community operating expense as a percentage of resident and health care revenues increased to 70.0% from 67.2% for the six months ended June 30, 2001 and 2000, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests during the second half of 2000 of various Free-standing ALs that were Managed SPE Communities, which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 12 to 24 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues because the Company anticipates acquiring additional leasehold interests of Managed SPE Communities.

Retirement Center operating expenses were $67.4 million, compared to $57.2 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $10.2 million, or 17.8%. Approximately $3.7 million of this increase was attributable to the May 26, 2000 long-term lease of Freedom Village Brandywine. In addition, $1.7 million of the increase in Retirement Center operating expenses related to increased therapy services. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses. Free-standing AL operating expenses increased to $17.3 million from $5.3 million for the six months ended June 30, 2001 and 2000, respectively. This increase is largely related to the increase from 16 to 22 consolidated free-standing AL communities, of which a majority are in the fill-up stage.

General and Administrative General and administrative expense increased to $11.8 million compared to $8.7 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $3.1 million, or 35.7%. Approximately $1.2 million of this increase resulted from additional general liability insurance premiums related to the Company's change from a claims-made to a claims-incurred policy effective July 1, 2001. In addition, the increase reflects increases in overhead support costs associated with the Free-standing ALs in various geographic areas, as well as increases in salaries and benefits associated with the operation of an increased number of communities. General and administrative expense as a percentage of total revenues increased to 9.5% compared to 9.1% for the six months ended June 30, 2001 and 2000, respectively.

EBITDAR (Community NOI) Retirement Center EBITDAR increased $7.2 million, or 23.2%, to $38.3 million from $31.1 million for the six months ended June 30, 2001 and 2000, respectively. This increase primarily relates to the May 26, 2000 long-term lease of Freedom Village Brandywine, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense. Consolidated Free-standing AL EBITDAR decreased by $359,000, to a $962,000 loss from a $603,000 loss for the six months ended June 30, 2001 and 2000, respectively. The 2001 loss resulted from the increase in consolidated Free-standing ALs from 16 to 22. Since the majority of these communities are unstabilized, the Company expects to continue to incur losses during this fill-up stage. Corporate and Other EBITDAR decreased by $4.6 million to a $10.8 million loss from a $6.1 million loss for the six months ended June 30, 2001 and 2000, respectively. This decrease in Corporate and Other EBITDAR resulted from the $1.2 million increase in general liability insurance premiums related to the Company's shift from a claims-made to a claims-incurred insurance policy, the reduction in development and management fee revenues of

$853,000, additional costs associated with corporate operations, human resources, financial services and overhead, as well as increased senior living network and assisted living management costs.

Lease Expense Lease expense increased to $13.5 million compared to $7.6 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $5.9 million, or 76.6%. This increase was attributable to twelve leases entered into after June 30, 2000, consisting of two Retirement Center leases and ten Free-standing ALs. As of June 30, 2001, the Company leased 22 of its communities, including eight Retirement Centers and 14 Free-standing ALs. Accordingly, of the total $13.5 million lease expense for the six months ended June 30, 2001, $7.1 million related to Retirement Centers and $6.4 million related to Free-standing ALs.

Depreciation and Amortization Depreciation and amortization expense increased to $10.3 million from $8.0 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $2.2 million, or 27.9%. The increase was primarily related to the increase in depreciable assets of approximately $35.3 million since July 1, 2000. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, the properties acquired as part of a series of like-kind exchanges associated with the sale-leaseback of one of the Company's communities in Ohio, and expansion of communities since June 30, 2000, as well as ongoing capital expenditures. For the six months ended June 30, 2001, $7.7 million of the $10.3 million depreciation and amortization resulted from Retirement Centers.

Other Income (Expense) Interest expense increased to $18.5 million from $16.7 million for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $1.8 million, or 10.9%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity. Interest expense, as a percentage of total revenues, decreased to 15.0% from 17.5% for the six months ended June 30, 2001 and 2000, respectively. Interest income decreased to $6.2 million from $7.5 million for the six months ended June 30, 2001 and 2000, respectively, representing a decrease of $1.4 million, or 18.1%. The decrease in interest income was primarily attributable to lower income generated from a reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in Losses of Managed SPE Communities increased to $1.9 million from $582,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in Equity in Losses of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits at Managed SPE Communities exceed specified limits.

Income Tax Benefit The provision for income taxes was a $3.4 million benefit compared to a $266,000 benefit for the six months ended June 30, 2001 and 2000, respectively. The Company's effective tax rate was 32.0% and 19.0% for the six months ended June 30, 2001 and 2000, respectively.

Minority Interest in Losses (Earnings) of Consolidated Subsidiaries, Net of Tax Minority interest in losses (earnings) of two consolidated subsidiaries, net of tax, for the six months ended June 30, 2001 and 2000, respectively, was $96,000 in income, and $469,000 of losses, representing an decrease of $565,000. The decrease was primarily attributable to a negotiated revised partner loss allocation system for one of the communities.

Extraordinary Loss on Extinguishment of Debt, Net of Tax During the period ended June 30, 2001, the Company purchased $5.1 million of its 5 3/4% Convertible Debenture Bonds at 78% of their face value, for a total cost of $4.0 million, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $694,000 or $0.04 gain per dilutive share. Offsetting this gain, during the period ended June 30, 2001, the Company repaid a term note to a bank in connection with the sale of its community in California. As part of this transaction, the Company incurred a prepayment penalty of $875,000 or $0.05 loss per dilutive share, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt. The purchase of bonds and repayment of the term note resulted in a net extraordinary loss of $181,000 or $0.01 loss per dilutive share.

Net Loss Based upon the factors noted above, the Company experienced a net loss of $7.4 million, or $0.43 loss per dilutive share, compared to a net loss of $32,000, or $0.00 per dilutive share, for the six months ended June 30, 2001 and 2000, respectively. The six months ended June 30, 2001 loss of $0.43 loss per dilutive share was comprised of a $0.42 loss from operations, as well as a $0.01 loss from the extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

Cashflow

Net cash used by operating activities was $31,000 for the six months ended June 30, 2001, as compared with $7.3 million provided for the six months ended June 30, 2000. The Company's cash and cash equivalents totaled $22.4 million as of June 30, 2001, as compared to $21.0 million as of June 30, 2000.

Net cash used by investing activities was $4.1 million for the six months ended June 30, 2001, as compared with $56.9 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company made additions to land, buildings, and equipment, including construction activity, of $11.4 million. The Company has received $7.7 million from sales of assets, received reimbursement for notes receivable of $2.1 million, and also purchased assets limited as to use amounting to $2.9 million.

Net cash provided by financing activities was $6.7 million compared with $48.8 million for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, the Company borrowed $21.7 million under long-term debt arrangements, made principal payments on its indebtedness of $7.4 million, purchased debentures totaling $4.0 million and paid $567,000 of financing costs. In connection with certain lifecare communities, the Company also made principal payments and refunds under master trust agreements of $3.1 million.

Financing Activity

During the six months ended June 30, 2001, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization schedule, with all remaining balances due in July 2002. The Company used a portion of the proceeds on the above loan to refinance a portion of a term note to a capital corporation, repaying $3.5 million of such term note.

Effective as of June 30, 2001, the Company amended various financing agreements in order to, among other things, maintain compliance with its debt covenants, including its $100.0 million mortgage loan facility. This amendment resulted in the extension of the May 1, 2002 maturity to August 1, 2002 and requires a $10.0 million in principal reduction by May 1, 2002. See Note 2 to the Condensed Consolidated Financial Statements.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $26.0 million and contemporaneously leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. During the six months ended June 30, 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the Westlake transaction. In connection with the first like-kind exchange, the Company purchased land in Virginia, assuming a $12.1 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly, and a maturity date of January 2024. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various parcels of land, as well as buildings valued at $2.3 million and building improvements valued at $4.8 million, assuming a $15.2 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005. The various land parcels are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Subordinated Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the six months ended June 30, 2001, the Company purchased $5.1 million of the 5 3/4% Convertible Subordinated Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $694,000. Additional purchases of the 5 3/4% Convertible Subordinated Debentures, if any, are likely to be made primarily in the open market. See Note 4 to the Condensed Consolidated Financial Statements.

Free-standing ALs and Managed SPE Communities

The Company owns, leases, or manages a total of 34 Free-standing ALs. Substantially all of the Company's Free-standing ALs, including all of the Managed SPE Communities, are in the pre-stabilized fill-up stage. As a result, the Company expects its Free-standing AL portfolio (both consolidated Free-standing ALs and Managed SPE Communities) to continue to incur substantial losses throughout 2001 and 2002. For the three months ended December 31, 2000, March 31, 2001, and June 30, 2001, Free-standing AL Pre-tax Losses (defined as Free-standing AL operating income, including Equity in Losses of Managed Special Purpose Entity Communities, plus lease and interest costs directly allocable to Free-standing ALs, but excluding general and administrative costs) were $5.1 million, $5.6 million and $5.2 million.

The Company's consolidated results include and will continue to include increased losses from Free-standing ALs in 2001 versus 2000, as a result of a full year of activity in 2001 for these communities opened during 2000, an increased number of Free-standing ALs which are included in consolidated results (as a result of acquiring various communities and leasehold interests during 2000 and 2001), and increased Equity in Losses of Managed SPE Communities (as cumulative operating costs exceed the limits for which the SPEs are responsible). However, the Company believes that the losses incurred in connection with its Free-standing AL portfolio will decrease each successive quarter, primarily as a result of increased occupancy at these communities.

The Company has options to purchase or has rights of first refusal to acquire the leasehold interests in eleven Managed SPE Communities, but is under no obligation to purchase these communities. The Company acquired one leasehold interest during the six months ended June 30, 2001. The Company is in discussions with the various SPEs to acquire some or all of the remaining 11 Managed SPE Communities that are currently managed by the Company. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of those leasehold interests in Managed SPE Communities during 2001 and 2002. If all were acquired, the Company estimates that the combined purchase price would be approximately $18.0 to $22.0 million. The timing of these leasehold acquisitions will depend on a variety of factors, including prevailing market conditions, the Company's financing plans, the availability of capital, alternative uses of capital, general economic conditions and the results of negotiations with the SPEs. If the Company does not acquire these leasehold interests, the Company remains responsible for funding future operating losses to the extent that such losses exceed specified limits. The Company expects that it will be required to fund significant Managed SPE operating deficits during the remainder of 2001 and 2002.

Liquidity

The Company has historically financed its activities with long-term mortgage borrowings, term and revolving credit facilities, net proceeds from public offerings of debt and equity, and cash flows from operations. At June 30, 2001, the Company had $520.2 million of indebtedness outstanding, including $132.9 million of 5 3/4% Convertible Subordinated Debentures, with fixed maturities ranging from July

2001 to April 2028. As of June 30, 2001, approximately 57.2% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 7.05%. The Company's variable rate indebtedness carried a weighted average rate of 6.64% as of June 30, 2001. As of June 30, 2001, the Company had working capital of $2.7 million.

Certain of the Company's credit agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of June 30, 2001, the Company and certain of its lenders and lessors agreed to amendments or waivers relating to several of these financial covenants in order to allow the Company to remain in compliance therewith. In addition, the Company extended the maturity date of its $100.0 million mortgage loan facility from May 1, 2002 to August 1, 2002. At June 30, 2001, $92.3 million was outstanding under this credit facility. In connection with this extension, the Company agreed to, among other things, (i) convert the facility to a term loan from a revolving line-of-credit, (ii) make a $10.0 million principal reduction by May 1, 2002, (iii) increase the interest rate margin of the facility, (iv) provide a capital formation plan requiring that the Company raise $30.0 million of capital by January 31, 2002, (v) evidence of sufficient capacity to payoff its 5 3/4% Convertible Subordinated Debentures by July 1, 2002 and (vi) include certain new and amended financial covenants.

The Company's compliance with its financial covenants is dependent, among other things, upon improvements in the operations of the Company's Free-standing ALs and the Company's ability to raise capital to meet covenants requiring debt reductions. There can be no assurances that the Company will remain in compliance with those financial covenants or that its lenders will grant further amendments in the event of such non-compliance. Failure to remain in compliance with its financial covenants would have a material adverse impact on the Company, and would likely result in a default or an acceleration of a substantial majority of the Company's indebtedness and other obligations.

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

A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders to cease funding and accelerate payment obligations or to foreclose upon the communities securing such indebtedness. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments is likely to result in default or acceleration of a substantial majority of the Company's other obligations.

The Company is highly leveraged and has a substantial amount of debt and lease obligations. At June 30, 2001, the scheduled debt maturities during the eighteen months ended December 31, 2002 total $349.4 million, including $216.5 million of mortgage debt and $132.9 million of 5 3/4% Convertible Subordinated Debentures. The maturing mortgage debt includes the Company's amended senior mortgage facility, of which $92.3 million was outstanding as of June 30, 2001, $10.0 million of which is due on May 1, 2002 with the balance being due on August 1, 2002. The $132.9 million of 5 3/4% Convertible Subordinated Debentures matures on October 1, 2002. The Company must repay or refinance all of these obligations as they mature in order to avoid being in default thereunder.

The Company expects that its current cash and cash equivalents, and cash flow from operations will be sufficient to fund its operating requirements, including its pre-stabilization losses, its capital expenditure requirements and its periodic debt service requirements, during 2001 and 2002. The Company's internally generated cash will not be sufficient satisfy the mortgage debt that matures in 2002 or its scheduled principal reductions in 2002. The Company does not believe that it will be able to raise capital in the public equity or debt markets to satisfy those obligations. Accordingly, the Company's ability to refinance its maturing mortgage debt obligations and to make its scheduled principal reductions will depend, in large part, upon its ability to renew existing credit facilities and arrangements or to obtain new credit facilities or arrangements. The Company has engaged in, and anticipates continuing, discussions with its existing lenders and other third parties regarding the refinancing of the Company's maturing indebtedness. There can be no assurances, however, that the Company will successfully negotiate and obtain adequate new credit facilities or extensions of its existing credit facilities, and if such financing is available, that the terms of any such financing will not impose significant burdens on the Company or be dilutive to the Company's existing shareholders. If the Company has not successfully extended or renewed the $92.3 million senior mortgage facility beyond the current maturity of August 1, 2002, this amount will be classified as a current liability in the third quarter of 2001, which will have a material adverse effect upon its working capital position.

The Company's internally generated cash flow will also not be sufficient to satisfy the Convertible Subordinated Debentures at their maturity in 2002. The Company has engaged an investment advisor and is considering various capital raising and other alternatives to satisfy the Company's obligations in connection with the 5 3/4% Convertible Subordinated Debentures and its maturing mortgage debt. These alternatives include generating cash from incremental leverage on the Company's stabilized assets, the selective disposition or sale of certain communities, the sale-leaseback or monetization of certain communities, the issuance of equity or equity linked securities, the exchange of the 5 3/4% Convertible Subordinated Debentures for other securities of the Company, and combinations of all of these alternatives. The terms of any such transactions may impose significant burdens on the Company and are likely to be substantially dilutive to the Company's existing shareholders. There can be no assurance that any of these alternatives will be available to the Company, or that any available terms will be acceptable to the Company. Consequently, there can be no assurance that the Company will be able to refinance, extend, exchange or otherwise satisfy its obligations with respect to the 5 3/4% Convertible Subordinated Debentures prior to their maturity or classification as a current liability. The failure to satisfy the 5 3/4% Convertible Subordinated Debentures will have a material adverse effect upon the Company.

The Company's ability to obtain new credit facilities, to sell communities, or to consummate any of the debt or equity financing alternatives being considered depends upon a number of factors (most of which are outside of the Company's control). These factors include the Company's financial condition and operating performance, the financial strength of the assets to be sold or leveraged, general economic conditions, general conditions in the credit markets, the condition of the senior living industry, mortgage interest rates, the Company's equity in any particular community and other factors. The Company's efforts will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies, the substantial fill-up costs associated with the Company's Free-standing ALs, the Company's financial condition and the fact that the Company is highly leveraged.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, the discussions of the Company's operating and growth strategy (including its development plans and possible dispositions), the Company's liquidity and financing needs, the alternatives that the Company is considering for raising additional capital and satisfying its maturing obligations, projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, (i) the possibility of future defaults under the Company's debt and lease agreements (including the Company's inability to meet financial covenants or satisfy these obligations at their maturity), (ii) the risks associated with the Company's financial condition and the fact that the Company is highly leveraged, (iii) the risk that the Company will be unable to obtain new credit facilities, raise additional capital or consummate any of the capital raising alternatives that the Company is contemplating, (iv) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs, (v) the risks associated with the adverse market conditions for the senior living industry, (vi) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, and (viii) the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks materialize, actual results will differ materially from those forecasted or expected. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the forecasts, expectations, objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into two interest rate swap agreements with a major financial institution to manage its exposure. The swaps involve the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At June 30, 2001, the Company's outstanding principal under its existing swap agreements was $17.7 million and $35.0 million maturing December 10, 2024 and July 1, 2008, respectively. Under the agreements the Company receives fixed rates of 6.31% and 6.87%, respectively, and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 6.87% and 8.12% thereafter. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001, since the majority of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2001, which could result in higher interest rates in the future. There can be no assurance, however, that the Company will be able to refinance and/or renegotiate any of its indebtedness.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 3, 2001 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect three Class I directors for a term of three years, and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

           Director Nominee                          For         Abstain/Withheld
           ----------------                   ----------         ----------------
           Christopher J. Coates              11,094,023                3,322,510
           Daniel K. O'Connell                11,094,049                3,322,484
           Lawrence J. Steusser               11,094,049                3,322,484


In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

           Name                                            Term Expires
           ----                                            ------------
           Frank M. Bumstead                                       2002
           Clarence Edmonds                                        2002
           Nadine C. Smith                                         2002
           W.E. Sheriff                                            2003
           H. Lee Barfield II                                      2003
           Robin G. Costa                                          2003
           John A. Morris, Jr., M.D.                               2003

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.1 Second Amendment to Amended and Restated Financing and Security Agreement, dated June 30, 2001 between Washington Mutual Bank, FA and ARC Capital Corporation II
     10.2 Purchase and Sale Agreement dated June 13, 2001 between Fort Austin Limited Partnership and Corporate Realty Investment Company LLC.

     10.3  Executive Change in Control Severance Benefits Plan

b.   Reports on Form 8-K

     On May 4, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD a response to the letter delivered by the Company to DNMC Public Holdings, LLC.

     On May 7, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD the issuance by the Company of a press release announcing the broadcast of the Company's first quarter 2001 conference call via live WebCast on Wednesday, May 9 at 11:00 a.m. EST.

     On May 9, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental financial information relating to the Company's first quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              American Retirement Corporation
Date:  August 14, 2001                               By: /s/ George T. Hicks
                                                         -------------------
                                                     George T. Hicks
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (principal financial and
                                                     accounting officer)