Form 10-Q
period 2001-09-30
AMERICAN RETIREMENT CORP
filed 2001-11-14
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

                                 Yes [X] No [ ]

As of November 9, 2001, there were 17,247,576 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 2001 and December 31, 2000........................3

         Condensed Consolidated Statements of
         Operations for the Three Months Ended
         September 30, 2001 and 2000 ....................................4

         Condensed Consolidated Statements of
         Operations for the Nine Months Ended
         September 30, 2001 and 2000 ....................................5

         Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended September 30,
         2001 and 2000 ..................................................6

         Notes to Condensed Consolidated Financial Statements ...........8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................. 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ... 31

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................. 31

Signatures ............................................................ 32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

                                                                    September 30,   December 31,
                                                                         2001           2000
                                                                      ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                                          $  17,026      $  19,850
   Assets limited as to use                                               7,398          5,181
   Accounts receivable, net                                              17,842         15,772
   Inventory                                                              1,200          1,079
   Prepaid expenses                                                       3,126          2,906
   Deferred income taxes                                                    332            332
   Other current assets                                                   5,599          5,608
                                                                      ---------      ---------
       Total current assets                                              52,523         50,728

Assets limited as to use, excluding amounts classified as current        72,552         73,785
Land, buildings and equipment, net                                      513,050        473,062
Notes receivable                                                         95,574         90,707
Goodwill, net                                                            36,715         37,503
Leasehold acquisition costs, net                                         15,248         16,103
Other assets                                                             45,703         50,592
                                                                      ---------      ---------
       Total assets                                                   $ 831,365      $ 792,480
                                                                      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                  $  38,579      $   7,449
   Accounts payable                                                       5,989          7,502
   Accrued expenses                                                      23,236         16,256
   Other current liabilities                                              7,949          5,241
                                                                      ---------      ---------
       Total current liabilities                                         75,753         36,448

Long-term debt, excluding current portion                               360,464        338,261
Convertible subordinated debentures                                     132,930        137,980
Refundable portion of life estate fees                                   43,640         44,739
Deferred life estate income                                              53,305         52,765
Tenant deposits                                                           6,626          6,612
Deferred gain on sale-leaseback transactions                             13,613         16,122
Deferred income taxes                                                     7,085         13,079
Other long-term liabilities                                               8,242          4,517
                                                                      ---------      ---------
       Total liabilities                                                701,658        650,523

Commitments and contingencies (See notes)

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized, no
     shares issued or outstanding                                            --             --
   Common stock, $.01 par value; 200,000,000 shares authorized,
     17,236,076 and 17,036,695 shares issued and outstanding,
     respectively                                                           172            170
   Additional paid-in capital                                           145,516        145,080
   Accumulated deficit                                                  (15,156)        (3,293)
   Accumulated other comprehensive loss, net                               (825)            --
                                                                      ---------      ---------
       Total shareholders' equity                                       129,707        141,957
                                                                      ---------      ---------
       Total liabilities and shareholders' equity                     $ 831,365      $ 792,480
                                                                      =========      =========



See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                               Three Months Ended
                                                                   September 30,
                                                               --------------------
                                                                 2001        2000
                                                               --------    --------
Revenues:
     Resident and health care                                  $ 64,820    $ 52,359
     Management and development services                          1,231       1,073
                                                               --------    --------
       Total revenues                                            66,051      53,432

Operating expenses:
     Community operating expenses                                46,516      36,936
     General and administrative                                   6,412       4,722
     Lease expense, net                                           7,217       4,979
     Depreciation and amortization                                5,332       4,547
                                                               --------    --------
       Total operating expenses                                  65,477      51,184
                                                               --------    --------
       Operating income                                             574       2,248

Other income (expense):
     Interest expense                                            (9,537)     (9,768)
     Interest income                                              2,448       3,660
     Gain (loss) on sale of assets                                  (59)        265
     Equity in losses of managed special purpose entity
      communities                                                (1,014)       (589)
     Other                                                          832         876
                                                               --------    --------
       Other expense, net                                        (7,330)     (5,556)
                                                               --------    --------
       Loss from continuing operations before income taxes,
          minority interest, and extraordinary item              (6,756)     (3,308)

Income tax benefit                                               (2,311)     (1,098)
                                                               --------    --------
       Loss from continuing operations before minority
          interest and extraordinary item                        (4,445)     (2,210)

Minority interest in losses of consolidated subsidiaries,
  net of tax                                                          1         468
                                                               --------    --------
       Loss from continuing operations before
          extraordinary item                                     (4,444)     (1,742)

Extraordinary gain (loss) on extinguishment of debt,
  net of tax                                                          3        (124)
                                                               --------    --------
       Net loss                                                $ (4,441)   $ (1,866)
                                                               ========    ========
Basic loss per share:
     Basic loss per share before extraordinary item            $  (0.26)   $  (0.10)
     Extraordinary gain (loss), net of tax                           --       (0.01)
                                                               --------    --------
     Basic loss per share                                      $  (0.26)   $  (0.11)
                                                               ========    ========
Diluted loss per share:
     Diluted loss per share before extraordinary item          $  (0.26)   $  (0.10)
     Extraordinary gain (loss), net of tax                           --       (0.01)
                                                               --------    --------
     Diluted loss per share                                    $  (0.26)   $  (0.11)
                                                               ========    ========
Weighted average shares used for basic loss per share data       17,239      17,024
Effect of dilutive common stock options                              --          --
                                                               --------    --------
Weighted average shares used for diluted loss per share data     17,239      17,024
                                                               ========    ========




See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                  Nine Months Ended
                                                                     September 30,
                                                               ----------------------
                                                                 2001         2000
                                                               ---------    ---------
Revenues:
     Resident and health care                                  $ 186,897    $ 145,372
     Management and development services                           2,904        3,599
                                                               ---------    ---------
       Total revenues                                            189,801      148,971

Operating expenses:
     Community operating expenses                                131,920       99,458
     General and administrative                                   18,162       13,381
     Lease expense, net                                           20,668       12,597
     Depreciation and amortization                                15,619       12,589
                                                               ---------    ---------
       Total operating expenses                                  186,369      138,025
                                                               ---------    ---------
       Operating income                                            3,432       10,946

Other income (expense):
     Interest expense                                            (28,056)     (26,473)
     Interest income                                               8,601       11,173
     (Loss) gain on sale of assets                                  (181)         260
     Equity in losses of managed special purpose entity
       communities                                                (2,952)        (589)
     Other                                                         1,855          732
                                                               ---------    ---------
       Other expense, net                                        (20,733)     (14,897)
                                                               ---------    ---------
       Loss from continuing operations before income taxes,
          minority interest, and extraordinary item              (17,301)      (3,951)

Income tax benefit                                                (5,709)      (1,334)
                                                               ---------    ---------
       Loss from continuing operations before minority
          interest and extraordinary item                        (11,592)      (2,617)

Minority interest in (earnings) losses of consolidated
  subsidiaries, net of tax                                           (94)         967
                                                               ---------    ---------
       Loss from continuing operations before
         extraordinary item                                      (11,686)      (1,650)

Extraordinary loss on extinguishment of debt, net of tax            (178)        (124)
                                                               ---------    ---------
       Net loss                                                $ (11,864)   $  (1,774)
                                                               =========    =========
Basic loss per share:
     Basic loss per share before extraordinary item            $   (0.68)   $   (0.10)
     Extraordinary loss, net of tax                                (0.01)       (0.01)
                                                               ---------    ---------
     Basic loss per share                                      $   (0.69)   $   (0.10)
                                                               =========    =========
Diluted loss per share:
     Diluted loss per share before extraordinary item          $   (0.68)   $   (0.10)
     Extraordinary loss, net of tax                                (0.01)       (0.01)
                                                               ---------    ---------
     Diluted loss per share                                    $   (0.69)   $   (0.10)
                                                               =========    =========
Weighted average shares used for basic loss per share data        17,192       17,102
Effect of dilutive common stock options                               --           --
                                                               ---------    ---------
Weighted average shares used for diluted loss per share data      17,192       17,102
                                                               =========    =========



See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 --------    --------
Cash flows from operating activities:
     Net loss                                                                    $(11,864)   $ (1,774)
        Extraordinary loss on extinguishment of debt, net of tax                      178         124
                                                                                 --------    --------
     Loss from continuing operations                                              (11,686)     (1,650)
     Adjustments to reconcile loss from continuing operations to net cash and cash equivalents provided by operating activities:
        Depreciation and amortization                                              15,619      12,589
        Amortization of deferred entrance fee revenue                              (7,480)     (5,037)
        Amortization of deferred financing costs                                    1,938       1,542
        Advances to joint ventures                                                 (1,512)         --
        Proceeds from terminated lifecare contract                                  2,355       1,767
        Proceeds from life estate sales, net of refunds                             6,205       5,864
        Deferred income tax benefit                                                (5,415)       (866)
        Amortization of deferred gain on sale-leaseback transactions               (2,509)       (340)
        Minority interest in earnings (losses) of consolidated subsidiaries            94        (967)
        (Income) losses from unconsolidated joint ventures                            (14)        411
        (Loss) gain on sale of assets                                                 181        (260)
        Issuance of stock to defined contribution plan                                333          --
     Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                          (977)        846
        Inventory                                                                     (75)         68
        Prepaid expenses                                                             (203)     (1,678)
        Other assets                                                                1,262      (3,088)
        Accounts payable                                                           (1,949)         14
        Accrued expenses and other current liabilities                              8,550        (949)
        Tenant deposits                                                               (22)         64
        Other liabilities                                                           1,018      (1,658)
                                                                                 --------    --------
Net cash and cash equivalents provided by operating activities                      5,713       6,672

Cash flows from investing activities:
        Additions to land, buildings and equipment                                (13,325)    (34,592)
        Expenditures for acquisitions, net of cash received                            --      (6,082)
        Advances for development projects, net                                         --      (1,254)
        Investments in joint ventures                                                  --         (75)
        Contributions from minority owners                                             --         522
        Proceeds from the sale of assets                                            7,708         265
        Other investing activities                                                    804       2,787
        Expenditures for leasehold acquisitions, net of cash received                  (5)     (9,651)
        Purchase of assets limited as to use, net                                  (5,439)     (8,311)
        Issuance of notes receivable                                               (2,167)     (5,892)
                                                                                 --------    --------
Net cash used by investing activities                                             (12,424)    (62,283)






See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 --------------------
                                                                                   2001        2000
                                                                                 --------    --------
Cash flows from financing activities:
        Proceeds from the issuance of long-term debt                               21,744      86,935
        Principal payments on long-term debt                                       (8,781)    (23,319)
        Purchase of convertible debentures                                         (4,029)         --
        Principal reductions in master trust liability                             (4,035)     (1,847)
        Expenditures for financing costs                                           (1,116)     (1,769)
        Other financing costs                                                         104        (639)
                                                                                 --------    --------
Net cash provided by financing activities                                           3,887      59,361
                                                                                 --------    --------
     Net (decrease) increase in cash and cash equivalents                          (2,824)      3,750
                                                                                 --------    --------
Cash and cash equivalents at beginning of period                                   19,850      21,881
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 17,026    $ 25,631
                                                                                 ========    ========


Supplemental disclosure of cash flow information:

     Cash paid during the period for interest (including capitalized interest)   $ 25,134    $ 24,208
                                                                                 ========    ========
     Income taxes (refunded) paid                                                $ (1,520)   $    211
                                                                                 ========    ========

Supplemental disclosure of non-cash transactions:

During the respective periods, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:

                            Current assets                                       $     --    $    939
                            Land, buildings and other assets                           --      14,202
                            Current liabilities                                        --       1,108
                            Long-term debt                                             --       7,925
                            Other liabilities                                          --          26
                                                                                 ========    ========

During the nine months ended September 30, 2001, the Company funded its 401(k) contribution with 81,788 shares of its common stock at a fair market value of approximately $333,000.

During the nine months ended September 30, 2001, the Company entered into a long-term operating lease and acquired certain assets and liabilities from the previous lessee. The assets acquired exceeded the liabilities assumed by $903,000, which will be amortized over the life of the lease.




See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain fiscal year 2000 amounts have been reclassified to conform to the fiscal year 2001 presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.  LIQUIDITY

The Company is highly leveraged and has a substantial amount of debt and lease obligations. At September 30, 2001, the scheduled debt maturities during the fifteen months ended December 31, 2002 totaled $348.9 million, including $216.0 million of mortgage debt and $132.9 million of 5 3/4% Convertible Subordinated Debentures due October 2002. In addition, as of September 30, 2001, the Company had negative working capital of $23.9 million, as a result of $38.6 million of debt classified as a current liability. The Company expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain anticipated financings will be sufficient to fund its operating requirements, including its pre-stabilization losses, its capital expenditure requirements and its ordinary course, periodic debt service requirements, during the remainder of 2001 and 2002. The Company's internally generated cash will not be sufficient to satisfy all of its obligations that mature in 2002 or its scheduled principal reductions in 2002. The Company's ability to satisfy its maturing obligations will depend primarily upon its ability to refinance, extend, or obtain new credit arrangements and to issue privately placed equity or equity linked securities. The Company is also examining other alternatives for raising capital, including the selective disposition of certain communities, the sale-leaseback or monetization of certain communities, and the exchange of its 5 3/4% Convertible Subordinated Debentures for other securities of the Company. The Company has engaged in and anticipates continuing discussions with its existing lenders and other third parties regarding these alternatives. The terms of any such transactions may impose significant burdens on the Company and are likely to be substantially dilutive to the Company's existing shareholders. There can be no assurances that the Company will be able to consummate any of these transactions or that it will be able to refinance, extend or obtain new debt or equity financing necessary to satisfy its periodic or maturing obligations. Failure to satisfy these maturing obligations or to meet its operating or debt service requirements would have a material adverse effect on the Company.

Certain of the Company's credit agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of September 30, 2001, the Company and certain of its lenders and lessors agreed to amendments or waivers relating to several of these financial covenants in order to allow the Company to remain in compliance therewith. Effective as of September 30 2001, the Company extended the maturity date of its $100.0 million mortgage loan facility from August 1, 2002 to November 1, 2002. The debt outstanding under this facility is classified in accordance with its revised stated maturity schedule; however, if the maturity of this facility is not further extended beyond November 1, 2002, this debt will be classified as a current liability in the fourth quarter of 2001, which will have a material adverse effect on the Company's working capital position. At September 30, 2001, $92.3 million was outstanding under this credit facility. In connection with previous amendments to the $100.0 million mortgage loan facility and certain of the Company's credit agreements, the Company agreed to, among other things, (i) convert the facility to a term loan from a revolving line-of-credit, (ii) make a $10.0 million principal reduction by May 1, 2002, (iii) increase the interest rate margin of the facility, (iv) provide a capital formation plan requiring that the Company raise $30.0 million of capital by January 31, 2002, (v) provide evidence of sufficient capacity to payoff its 5 3/4% Convertible Subordinated Debentures by July 1, 2002, and (vi) include certain new and amended financial covenants.

Future compliance with the Company's financial covenants is largely dependent upon improvements in the operations of the Company's free-standing assisted living communities ("Free-standing ALs") and upon the Company's ability to raise capital to make required debt reductions. Improvements in the Company's operations and its ability to raise capital are subject to various factors such as the Company's financial position, general economic conditions, credit market conditions, interest rate levels, competition for residents, increases in operating costs and various other factors, most of which are beyond the Company's control. There can be no assurances that the Company will remain in compliance with its financial covenants or obtain amendments or waivers related to these covenants. If the Company fails to meet its financial covenants, unless amended or waived, the Company's lenders will have the right to declare defaults, accelerate repayment of the debt and exercise their legal remedies (including foreclosure actions), which would have a material adverse effect on the Company. There can be no assurance that the Company's lenders will grant additional waivers or amendments in the future.

A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment, other default with respect to such obligations, or failure to comply with the financial or other covenants of the debt agreements could cause lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing the indebtedness. Further, because of the cross-default and cross collateralization provisions in certain of the Company's mortgages, debt instruments and leases, a default by the Company under one of its credit or lease agreements is likely to result in a default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

The Company's ability to obtain new credit facilities, to sell communities, or to consummate any of the debt or equity financing alternatives being considered depends upon a number of factors, many of which are beyond the Company's control. These factors include the Company's financial condition and operating performance, the financial strength of the assets to be sold or leveraged, general economic conditions, general conditions in the credit markets, the condition of the senior living industry, mortgage interest rates, the Company's equity in any particular community and other factors. The Company's efforts will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies, the substantial fill-up costs associated with the Company's Free-standing ALs and the fact that the Company is highly leveraged.

3.  EARNINGS PER SHARE

Basic loss per share for the three and nine months ended September 30, 2001 and 2000 have been computed on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share includes dilutive common stock equivalents, which consist of in-the-money stock options. During the three and nine months ended September 30, 2001, there were 1,187,086 and 1,194,447 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three and nine months ended September 30, 2001, and therefore were not included in the computation of diluted earnings per share.

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

                                            Three Months Ended        Nine Months Ended
                                              September 30,              September 30,
                                             2001        2000          2001       2000
                                            ------------------        -----------------
Average number of options (in thousands)       823         313           805      1,272
Weighted-average exercise price             $ 7.76     $ 12.06        $ 8.03    $ 15.46

4.  LONG TERM DEBT

During the nine months ended September 30, 2001, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization schedule, with all remaining balances due in July 2002. The Company used a portion of the proceeds from the loan to refinance a portion of a term note to a capital corporation, repaying the outstanding amount of $3.5 million.

Effective as of September 30, 2001, the Company amended and obtained waivers for various financing agreements in order to, among other things, maintain compliance with its debt covenants, including its senior term loan, of which $92.3 million was outstanding as of September 30, 2001. This amendment resulted in the extension of the August 1, 2002 maturity to November 1, 2002 and amended certain financial covenants. See Note 2 to the Condensed Consolidated Financial Statements.

On September 26, 2001, the Company acquired a community located in Oakpark, Illinois. The Company entered into a mortgage note with a commercial mortgage lender in the amount of $13.0 million, with interest payable at a grid-based pricing of LIBOR plus 2.6% to 3.5%. Interest and principle are payable monthly, with the note maturing on October 1, 2003. The note is secured by the land and building of the community. The Company previously leased this community.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $26.0 million and contemporaneously leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. During the nine months ended September 30, 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the Westlake transaction. In connection with the first like-kind exchange, the Company purchased land in Virginia and assumed a $12.1 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly and a maturity date of January 2024. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various parcels of land and buildings recorded at $2.3 million and building improvements recorded at $4.8 million, and assumed a $15.2 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005. The various land parcels are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Subordinated Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the nine months ended September 30, 2001, the Company purchased $5.1 million of the 5 3/4% Convertible Subordinated Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $694,000. Additional purchases of the 5 3/4% Convertible Subordinated Debentures, if any, are likely to be made primarily in the open market.

5.   ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company abandoned certain development projects and recorded charges of approximately $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million in 2000 and $464,000 during the nine months ended September 30, 2001 related to these costs. An accrual of $348,000 remains at September 30, 2001. The Company will continue to evaluate the adequacy of the remaining accrual. The Company has sold two of the five land parcels associated with the abandoned projects, and intends to continue marketing the remaining three land parcels during 2001.

6. LEASEHOLD ACQUISITIONS AND SPECIAL PURPOSE ENTITIES (SPE)

The Company has entered into various transactions with third parties for the development and operation of certain Free-standing ALs. The Company generally has owned the land to be developed and entered into long-term ground leases with special purpose entities, typically a subsidiary of a bank (the Owner). The Owner has entered into a construction loan agreement with a lender, and those construction loans have been guaranteed by the Company. The Company has pledged to the Owners certificates of deposit as collateral to support the Owner's equity contribution commitment. At September 30, 2001 and December 31, 2000, the Company had pledged certificates of deposit and other investments in the aggregate of $46.2 million and $45.4 million, respectively, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit.

The Owners of these Free-standing ALs leased the properties to various unrelated SPEs (the Lessee) under operating leases. The Company contemporaneously entered into management agreements with the lessees to manage the operations of the communities ("Managed SPE Communities"). The management agreements provide for the payment of management fees to the Company based on a percentage of each communities' gross revenues and certain related agreements require the Company to fund the Lessee's operating deficits above specified amounts. In certain instances these thresholds have been exceeded and, as a result, the Company recorded $2,952,000 of operating deficits during the nine months ended September 30, 2001 and $589,000 of operating deficits during the nine months ended September 30, 2000 as Equity in Losses of Managed Special Purpose Entity Communities on the accompanying Statements of Operations. The Company expects that it will continue to incur additional operating deficit costs during the remainder of 2001 and into 2002 and that these amounts may increase as deficits exceed specified amounts at certain Managed SPE Communities. The management agreements also provide the Company with purchase options or rights of first refusal to assume the lessee's leasehold interests in the leases at a formula price.

During the nine months ended September 30, 2001, the Company acquired two leasehold interests in Managed SPE Communities from affiliates of John Morris, a director of the Company. In conjunction with these transactions, the Company acquired certain assets and assumed certain liabilities. The assets and liabilities were recorded at cost. At September 30, 2001, approximately $73,000 was due to the Company from other SPE affiliates of John Morris in connection with other Managed SPE Communities.

At September 30, 2001, the Company was operating ten Managed SPE Communities leased by various lessees, four of which are leased by an affiliate of John Morris. The Company currently is in negotiations and expects to acquire certain, and perhaps all, of the leasehold interests, in these ten Managed SPE Communities during 2001 and 2002. If all are acquired, the Company estimates the combined purchase price would be approximately $20.0 million, although the amount of the purchase price, the terms of payment and the other terms of any such acquisition are not yet finalized. As a result of past and future leasehold acquisitions of Managed SPE Communities, the Company expects to incur significant operating losses until the communities achieve break-even occupancy levels. If the Company does not acquire the leasehold interests in Managed SPE Communities, it remains responsible for funding future operating losses above specified limits.

7.  ACQUISITIONS AND OTHER TRANSACTIONS

On September 30, 2001, the Company acquired the remaining joint venture interest in a Free-standing assisted living community in Nashville, Tennessee for $300,000. The community has 96 total units, of which 62 are assisted living and 34 are memory enhanced.

On September 26, 2001, the Company acquired for $13.2 million, a retirement center in Oak Park, Illinois, which the Company had previously leased. The community has 193 total independent living units. The Company funded this acquisition by entering into a $13.0 million mortgage note.

W.E. Sheriff, the Company's chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns a 128-bed nursing center, Freedom Plaza Care Center (FPCC) in Peoria, Arizona. During the six months ended June 30, 2001, FPCC opened a 47 unit assisted living expansion which is currently 50% occupied. On July 1, 2001, the Company entered into a long-term operating lease for FPCC. Prior to July 1, 2001, the Company had been operating FPCC pursuant to a management agreement. The Company entered into a series of agreements with Maybrook Realty, Inc. to lease and operate the retirement community. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which will be amortized over the life of the lease.

During the nine months ended September 30, 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the sale of a community located in Westlake, Ohio. In connection with the first like-kind exchange, the Company purchased land in Virginia, assuming a $12.1 million non-recourse mortgage loan. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various parcels of land and buildings recorded at $2.3 million and building improvements recorded at $4.8 million, and assumed a $15.2 million non-recourse mortgage loan. The various land parcels are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

During 2001, the Company acquired from various SPEs the assets and leasehold interests of two Managed SPE Communities. The Company also assumed certain liabilities in connection with these acquisitions. The assets and liabilities were recorded at cost. Both of these leasehold interests were acquired from a SPE that is affiliated with John Morris, a director of the Company. The Company manages four additional Free-standing ALs leased by affiliates of John Morris. In addition, the Company has advanced amounts for certain costs of these Managed SPE communities affiliated with Dr. Morris. At September 30, 2001, approximately $73,000 was due to the Company from these affiliates. Such amounts are expected to be reimbursed through the future acquisition of the leasehold interests of these affiliates.

8.  SALE OF COMMUNITY

During the nine months ended September 30, 2001, the Company sold its leasehold interest in its only California community, Rossmoor Regency. This leasehold interest was acquired by the Company in May 1998 as part of the Company's Senior Living Network strategy. However, during the year ended December 31, 1999, the Company discontinued its assisted living development and acquisition program prior to acquiring or developing communities complementary to Rossmoor Regency. The Company sold its leasehold interest in the community for an aggregate price of $21.5 million. The Company used a majority of the sale proceeds to $15.6 million of debt associated with the property, resulting in an early payment penalty of $875,000, net of tax. In addition, the Company recognized a $694,000 loss on the sale of assets.

9.  SEGMENT INFORMATION

The Company has significant operations in two segments: (1) Retirement Centers and (2) Free-Standing ALs. The Company has 31 Retirement Centers which provide a continuum of care services such as independent living, assisted living and skilled nursing care on an integrated campus. The Company currently operates 34 Free-Standing ALs. Free-standing ALs are generally stand-alone assisted living communities that are not located on a Retirement Center campus, certain of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers.

The Company evaluates its performance on the basis of EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, equity in losses of Managed SPEs, other income (expense), minority interest, and extraordinary items. The following is a summary of total revenues, EBITDAR, and total assets by segment for the three and nine months ended September 30, 2001 and 2000 (in thousands). (1)(2)(3)

THREE MONTHS ENDED

                                 SEPTEMBER 30,  SEPTEMBER 30,      $                %
                                     2001           2000         CHANGE          CHANGE
                                  ---------      ---------      --------          -----
Revenues:
   Retirement Centers             $  54,893      $  48,699      $  6,194          12.72%
   Free-standing ALs                  9,927          3,660         6,267         171.23%
   Corporate/Other                    1,231          1,073           158          14.73%
                                --------------------------------------------------------
        Total                     $  66,051      $  53,432      $ 12,619          23.62%
                                ========================================================

NOI/Community EBITDAR:
   Retirement Centers             $  18,309      $  16,547      $  1,762          10.65%
   Free-standing ALs                   (158)        (1,132)          974         -86.04%
   Corporate/Other                   (5,028)        (3,641)       (1,387)         38.09%
                                --------------------------------------------------------
       Net Operating Income       $  13,123      $  11,774      $  1,349          11.46%

Lease expense                         7,217          4,979         2,238          44.95%

Depreciation and Amortization         5,332          4,547           785          17.26%
                                --------------------------------------------------------
       Operating income           $     574      $   2,248      $ (1,674)        -74.47%
                                ========================================================

NINE MONTHS ENDED

                                 SEPTEMBER 30,  SEPTEMBER 30,      $                %
                                     2001           2000         CHANGE          CHANGE
                                  ---------      ---------      --------          -----
Revenues:
   Retirement Centers             $ 160,642      $ 137,031      $ 23,611          17.23%
   Free-standing ALs                 26,255          8,340        17,915         214.81%
   Corporate/Other                    2,904          3,600          (696)        -19.33%
                                --------------------------------------------------------
        Total                     $ 189,801      $ 148,971      $ 40,830          27.41%
                                ========================================================

NOI/Community EBITDAR:
   Retirement Centers             $  56,636      $  47,656      $  8,980          18.84%
   Free-standing ALs                 (1,120)        (1,735)          615         -35.45%
   Corporate/Other                  (15,797)        (9,789)       (6,008)         61.38%
                                --------------------------------------------------------
       Net Operating Income       $  39,719      $  36,132      $  3,588           9.93%
Lease expense                        20,668         12,597         8,071          64.07%
Depreciation and Amortization        15,619         12,589         3,030          24.07%
                               --------------------------------------------------------
        Operating income          $   3,432      $  10,946      $ (7,514)        -68.65%
                               ========================================================

TOTAL ASSETS

                                 SEPTEMBER 30,  DECEMBER 30,       $                %
                                     2001           2000         CHANGE          CHANGE
                                  ---------      ---------      --------          -----
Total Assets:
   Retirement Centers             $ 451,878      $ 445,020      $  6,858           1.54%
   Free-standing ALs                 68,233        368,266           (33)         -0.05%
   Corporate/Other                  310,537        279,194        31,343          11.23%
                                --------------------------------------------------------
        Total                     $ 830,648      $ 792,480      $ 38,168           4.82%
                                ========================================================


(1) Segment data does not include any inter-segment transactions or allocated costs.
(2) All prior period data has been reclassified to conform to the new segment alignment.
(3) Net Operating Income ("NOI"), or Community EBITDAR is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of Managed SPE Communities, other income (expense), minority interest, and extraordinary items.

10.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company.

On July 1, 2001, the Company renewed its commercial insurance for various risks including medical malpractice liabilities on a claims-incurred basis with a new provider. The change from its prior year claims-made policy to a claims-incurred policy resulted in an additional premium of $1.2 million to cover the claims incurred but not reported in the previous insurance year. This payment was expensed during the three months ended June 30, 2001. During the three months ended September 30, 2001, the Company became aware of several irregularities and inappropriate activities related to the claims-incurred program, leading management to question the existence, integrity and viability of the new program. Consequently, the Company was compelled to obtain replacement coverage from its previous provider on a claims-made basis. This replacement coverage expires on December 31, 2001, and the Company is currently in discussions to extend this policy through calendar year 2002. The replacement claims-made coverage eliminated the need for the $1.2 million claims-incurred insurance premium. However, the Company has established additional accruals as a result of uncertainties associated with certain claims incurred prior to obtaining replacement coverage and higher deductibles under the replacement coverage. In addition, the Company has accrued for and commenced litigation related to $525,000 of unrecovered premiums related to the July 1, 2001 claims-incurred policy. The Company intends to pursue its legal remedies vigorously. For the three months ended September 30, 2001, the impact of the change back to the original insurance provider and the resulting increase in general and professional liability accruals was approximately $160,000 of reduced G&A Expense.

As a result of flooding in the Houston area during June 2001, the Company sustained significant flood and water damage at one of its Free-standing AL communities, and minor damage at several other communities. Approximately 60 residents from the significantly damaged community have been temporarily relocated to several of the other communities operated by the Company in the Houston area. The Company anticipates that repair work will take six months or more, at which time residents will be able to move back into the community. The Company expects that its insurance policies will cover substantially all costs incurred in connection with this flood, including property damage, business interruption and incidental additional expenses. The Company has recorded a charge of $100,000 during the nine months ended September 30, 2001 for its insurance deductible cost, and recorded $2.8 million as an insurance claim receivable as of September 30, 2001, primarily related to repair of physical property.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance ("Arizona DOI") has notified the owner that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona DOI, the Company has provided the Department with a guaranty relating to the financial performance of the community, and has submitted to the Arizona DOI an application for the Company to enter into a lease of the community. The Department has tentatively indicated that the proposed lease will result in the community's compliance with the applicable Arizona statute. There can be no assurance that the Arizona DOI will ultimately approve the proposed lease or that State of Arizona will not enforce the law strictly. A violation of this net worth requirement may, among other things, allow the Arizona DOI to take steps to appoint a receiver for the community.

During 1999, the Company entered into a land purchase agreement for a parcel of land in Boston, Massachusetts for $14.5 million, to be used for the development of a senior living community. In connection with the development of this project, the Company has agreed to enter into a joint venture relationship with an unaffiliated entity. Closing of the purchase agreement is dependent upon various zoning, land use and other approvals. The Company has incurred and capitalized architectural, engineering, legal, and other costs to date amounting to $2.5 million as part of the development of this project. If satisfactory zoning and land use approvals are not received or if the Company is not able to secure equity and debt financing to acquire and develop the property, the Company could have to consider various options, including sale or assignment of its rights, modification of the project scope, or abandonment of its interest in the project which could result in a write-off of these costs. The Company believes it will ultimately be successful in receiving these approvals and securing financing to acquire and develop the property, but there can be no assurance in that regard, nor can there be any assurance that these delays will not adversely effect the feasibility of, or the Company's willingness to complete the project.

The Company discovered during 1999 that its property in Knoxville, Tennessee had several significant construction or design deficiencies that resulted in, among other things, inadequate water and condensation drainage and control. As a result of these construction issues, the Company moved certain residents and initiated various inspections, air quality tests, and other procedures. The Company also involved its outside counsel and its insurance carrier in these issues. The Company recorded certain impairment charges related to this property, and others, during the quarter ended December 31, 1999. During the nine months ended September 30, 2001, the Company received net settlement proceeds of $1,000,000 for repairs and improvements necessary to correct the deficiencies in the property. The Company is not able to determine to what extent these issues will result in a negative impact on the results of this community or additional liabilities and costs to the Company.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes both SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens the presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142, "Goodwill and Other Intangible Assets."

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Company is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's revenue, operating results or liquidity.

In July 2001, the FASB issued Statement 141, "Business Combinations" (SFAS 141), and Statement 142, "Goodwill and Other Intangible Assets" (SFAS 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combinations completed after June 20, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviews for impairment in accordance with FAS Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of the adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

The Company expects to have $36.5 million of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $1.0 million and $757,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet.

The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. During 1999 and 2000, the Company entered into two interest rate swap agreements.

12.  SUBSEQUENT EVENTS

On November 9, 2001, the Company sold two pre-stable Free-standing ALs: a 79 unit community located in Boca Raton, Florida for $10.8 million and a 97 unit community located in Arlington, Texas for $12.1 million, which resulted in a $3.1 million loss, during the fourth quarter. The Company contemporaneously leased both properties back from the buyer for terms of 15 years, with two additional five year extensions available. The lease agreements include earn-out provisions in the third year of the leases which may permit the Company to increase the sale price by up to $4.6 million, based upon improved performance. The Company used a portion of the proceeds from the sales to repay $7.4 million of mortgage debt and $9.3 million of the $100 million mortgage loan facility, respectively. In conjunction with the leases, the Company has rights of first refusal to purchase the communities.

On September 30, 2001, $92.3 million was outstanding on the amended senior mortgage facility. On November 9, 2001, the Company paid $9.2 million of principal on the $100 million mortgage loan facility. On October 24, 2001, the Company additionally paid $1.4 million of principal on the $100 million mortgage loan facility. These two payments satisfy the requirement agreed to by the Company in the June 30, 2001 amendment, to pay $10.0 million in principal on or before May 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. As of September 30, 2001, the Company operated 65 senior living communities, consisting of 31 Retirement Centers and 34 Free-standing ALs in 14 states with an aggregate capacity for approximately 11,000 and 3,200 residents, respectively. The Company owns 23 communities, leases 24 communities pursuant to long-term leases, and manages 18 communities pursuant to management agreements. Of its Retirement Centers, the Company owns 15, leases nine, and manages seven. Of its Free-standing ALs, the Company owns eight, leases 15, and manages 11. As of September 30, 2001, the Company's owned communities had a stabilized occupancy rate of 86%, its leased communities had a stabilized occupancy rate of 68%, and its managed communities had a stabilized occupancy rate of 82%. The Company considers a community or expansion thereof to be stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. Stabilized communities also include any managed communities that have been open at least 12 months.

The Company's long-term strategy is to develop and operate Senior Living Networks in major metropolitan regions. During the nine months ended September 30, 2001 and 2000, the Company's Retirement Centers and Free-standing ALs generated 86.0% and 14.0%, respectively, and 94.3% and 5.7%, respectively, of resident and healthcare revenues, respectively. Many of the Free-standing ALs are located within the same major metropolitan regions as the Retirement Centers and function as satellites to those Retirement Center hubs in order to form Senior Living Networks and expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels.

During the late 1990s and continuing through 2001, the assisted living market suffered from adverse market conditions including significant overcapacity in most markets, longer fill-up periods, price discounting and price pressures, and increasing labor and insurance costs. The Company expects these trends and conditions to continue for the intermediate term. As a result, the Company ceased its development of new Free-standing ALs in late 1999 in order to focus on improving the performance of its existing Retirement Centers, filling its Free-standing ALs, increasing the Company's cashflow and strengthening the Company's balance sheet.

The Company reported a net loss of $11.9 million, or $0.69 loss per diluted share, on total revenues of $189.8 million, as compared with net loss of $1.8 million, or $0.10 loss per diluted share, on revenues of $149.0 million for the nine months ended September 30, 2001 and 2000, respectively. The loss of $0.69 per dilutive share for the nine months ended September 30, 2001 was comprised of a $0.68 loss from operations, plus a $0.01 loss from the extinguishment of debt.

RESULTS OF OPERATIONS

The Company's total revenues from continuing operations are comprised of (i) resident and health care revenues and (ii) management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The Company's resident and health care revenues are derived from three principal sources: (i) monthly service fees from independent and assisted living residents and ancillary revenues from various sources including therapy, representing 79.2% and 81.5% of total resident and health care revenues for the three months ended September 30, 2001 and 2000, respectively, and 80.0% and 82.1% of total resident and health care revenues for the nine months ended September 30, 2001 and 2000, respectively; (ii) revenues from skilled nursing patients, representing 18.6% and 15.8% of total resident and health care revenues for the three months ended September 30, 2001 and 2000, respectively, and 17.4% and 15.7% of total resident and health care revenues for the nine months ended September 30, 2001 and 2000, respectively; and (iii) the amortization of non-refundable entrance fees over each resident's actuarially determined life expectancy (or building life for contingent refunds), representing 2.2% and 2.7% of total resident and health care revenues for the three months ended September 30, 2001 and 2000, respectively, and 2.7% and 2.2% of total resident and health care revenues for the nine months ended September 30, 2001 and 2000, respectively. Approximately 92% and 95% of the Company's total revenues for both the three and nine months ended September 30, 2001 and 2000, respectively, were attributable to private pay sources, with the balance attributable to Medicare, including Medicare-related private co-insurance, and Medicaid.

The Company's operating expenses are comprised, in general, of (i) community operating expense, which includes all operating expenses of the Company's owned or leased communities; (ii) lease expense; (iii) general and administrative expense, which includes all corporate office overhead; and (iv) depreciation and amortization expense.

The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs. The 31 Retirement Centers are large retirement communities that provide some or all of independent living, assisted living and skilled nursing care. A substantial majority of the Retirement Centers are stabilized, including recent expansions, and averaged 93% occupancy during the three and nine months ended September 30, 2001. The portfolio of Free-standing ALs operated by the Company has increased to 34 (eight owned, 15 leased, and 11 managed communities, ten of which are Managed SPE Communities) at September 30, 2001. The operations of the managed communities are not included in the Company's financial statements, although losses that exceed specified levels are included in Equity in Losses of Managed Special Purpose Entity Communities. The consolidated number of Free-standing AL Communities is 23. Substantially all of the consolidated Free-standing ALs and the Managed SPE Communities are in the fill-up stage. The Company has been and continues to be focused on increasing and maintaining occupancy and controlling operating margins in all communities.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues Total revenues were $66.1 million compared to $53.4 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $12.6 million, or 23.6%. Resident and health care revenues increased by $12.5 million, and management and development services revenue increased by $158,000 during the period. This increase related to: (a) approximately $6.5 million was attributable to revenues derived from Free-standing AL leasehold interests acquired after September 30, 2000, (b) $2.0 million was attributable to the long-term lease of Freedom Plaza Care Center, (c) $1.6 million was attributable to growth in therapy services, and (d) $848,000 was attributable to the November 2000 expansion at Freedom Plaza Sun City Center. The remaining increase relates to increased average occupancy and additional entrance fee revenues. Management and development services revenue increased slightly, but decreased as a percentage of total revenue to 1.9% from 2.0%. The increase in management and development services revenues resulted from higher sales of new units, which increases the formula-based management fees, while the decrease in management and development services revenue as a percentage of total revenue is primarily related to the substantial growth in resident and health care revenues.

For all of its communities, the Company had a stabilized occupancy rate of 89% compared to 92% as of September 30, 2001 and 2000, respectively, and had a total occupancy rate of 85% and 83% as of September 30, 2001 and 2000, respectively. A community or expansion is defined as stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. The reduction in stabilized occupancy rate results from four additional Free-standing ALs being considered as stable during the period as a result of being open and owned over 12 months. The Company anticipates that the fill-up of the Free-standing ALs will occur over the next 12 to 24 months. The increase in total occupancy rate is primarily due to the continued improvement in occupancy at the Free-standing AL communities.

Retirement Center resident and health care revenues for the three months ended September 30, 2001 were $54.9 million, compared to $48.7 million for the three months ended September 30, 2000, representing an increase of $6.2 million, or 12.7%. This increase was primarily attributable to the July 1, 2001 long-term lease of Freedom Plaza Care Center and the November 2000 expansion of Freedom Plaza Sun City Center, resulting in increased resident and health care revenues of $2.0 million and $848,000, respectively. In addition, $1.4 million of the increase in Retirement Center revenues resulted from increased therapy services provided by the Company. The remaining increase was primarily attributable to increased average occupancy. Free-standing AL community resident and health care revenues increased from $3.7 million to $9.9 million for the three months ended September 30, 2000 and 2001, respectively. This increase is largely related to the fill-up and increased occupancy of these communities during the year, as well as the increase in the number of consolidated Free-standing AL communities from 20 to 23.

Community Operating Expense Community operating expense increased to $46.5 million compared to $36.9 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $9.6 million, or 25.9%. The increase in community operating expense was primarily attributable to communities acquired or leased after September 30, 2000 and expenses from expansions. Additionally, this increase is the result of higher labor, insurance, utility, facility and marketing costs at new communities, as well as costs associated with the expansion of therapy services now provided at 12 communities. Community operating expense as a percentage of resident and health care revenues increased to 71.8% from 70.5% for the three months ended September 30, 2001 and 2000, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests in various Free-standing ALs that were Managed SPE Communities during the second half of 2000, which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 12 to 24 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues because the Company anticipates acquiring additional leasehold interests in Managed SPE Communities.

Retirement Center operating expenses were $36.6 million, compared to $32.2 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $4.4 million, or 13.8%. This increase was primarily attributable to the July 1, 2001 long-term lease of Freedom Plaza Care Center, resulting in increased operating expenses of $1.6 million. The November 2000 opening of the Freedom Plaza Sun City Center expansion added $993,000 in community operating expense. In addition, $687,000 of the increase in Retirement Center operating expenses related to increased therapy services. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses. Free-standing AL operating expenses increased to $10.1 million from $4.8 million for the three months ended September 30, 2001 and 2000, respectively. This increase is largely related to the fill-up and increased occupancy of these communities during the year, as well as the increase in the number of consolidated Free-standing AL communities from 20 to 23.

General and Administrative General and administrative expense increased to $6.4 million compared to $4.7 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $1.7 million, or 35.8%. Approximately $898,000 relates to bad debt provisions incurred in conjunction with prior year home health receivables. In addition, $525,000 of the increase relates to unrecovered premiums related to the July 1, 2001 claims-incurred policy. The remaining increase reflects increases in overhead support costs associated with the Free-standing ALs in various geographic areas, as well as increases in salaries and benefits associated with the operation of an increased number of communities, as well as severance costs. General and administrative expense as a percentage of total revenues increased to 9.7% compared to 8.8% for the three months ended September 30, 2001 and 2000, respectively.

EBITDAR (Community NOI) Retirement Center EBITDAR increased $1.8 million, or 10.7%, to $18.3 million from $16.5 million for the three months ended September 30, 2001 and 2000, respectively. This increase primarily relates to the July 1, 2001 long-term lease of Freedom Plaza Care Center, the November 2000 opening of the Sun City expansion, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense. Consolidated Free-standing AL EBITDAR increased by $974,000, to a $158,000 loss from a $1.1 million loss for the three months ended September 30, 2001 and 2000, respectively. The 2001 loss resulted from the majority of these Free-standing ALs communities being in the fill-up stage. The Company expects to continue to incur losses during this fill-up stage. Other EBITDAR decreased by $1.4 million to a $5.0 million loss from a $3.6 million loss for the three months ended September 30, 2001 and 2000, respectively. This decrease in Other EBITDAR resulted from additional general liability and bad debt provisions, severance costs, and additional costs associated with corporate operations, human resources, financial services and overhead, as well as increased senior living network and assisted living management costs.

Lease Expense Lease expense increased to $7.2 million compared to $5.0 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $2.2 million, or 44.9%. This increase was attributable to nine leases entered into after September 30, 2000, consisting of two Retirement Center leases, Freedom Plaza Care Center and Westlake Village, increasing lease expense, $517,000 and $96,000 respectively, and seven Free-standing AL leases increasing lease expense $2.3 million. These increases are offset by the sale of Rossmoor, reducing lease expense $523,000. As of September 30, 2001, the Company had synthetic and operating leases for 24 of its communities, including nine Retirement Centers and 15 Free-standing ALs, of which 11 are synthetic leases. Accordingly, of the total $7.2 million lease expense for the three months ended September 30, 2001, $3.4 million related to Retirement Centers and $3.8 million related to Free-standing ALs.

 Depreciation and Amortization Depreciation and amortization expense increased to $5.3 million from $4.5 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $785,000, or 17.3%. The increase was primarily related to the increase in depreciable assets of approximately $41.0 million since October 1, 2000. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, the properties acquired as part of a series of like-kind exchanges associated with the sale-leaseback of one of the Company's communities in Ohio, and expansion of communities since September 30, 2000, as well as ongoing capital expenditures. For the current quarter, $286,000, $383,000, and $116,000 of the $785,000 depreciation and amortization increase resulted from Retirement Centers, Free-standing ALs, and Other, respectively.

Other Income (Expense) Interest expense decreased to $9.5 million from $9.8 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $231,000, or 2.4%. The decrease in interest expense was primarily attributable to the fact that over 44% of the Company's debt bore interest at variable rates; the Company's weighted average variable interest rate has decreased from 8.7% to 6.5% for the three months ended September 30, 2001 and 2000, respectively. Interest expense, as a percentage of total revenues, decreased to 14.4% from 18.3% for the three months ended September 30, 2001 and 2000, respectively. Interest income decreased to $2.4 million from $3.7 million for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $1.2 million, or 33.1%. The decrease in interest income was primarily attributable to lower income generated from reduced interest rates on certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in Losses of Managed SPE Communities increased to $1.0 million from $589,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in Equity in Losses of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits at Managed SPE Communities exceed specified limits.

Income Tax Benefit The provision for income taxes was a $2.3 million benefit compared to a $1.1 million benefit for the three months ended September 30, 2001 and 2000, respectively. The Company's effective tax rate was 34.2% and 33.2% for the three months ended September 30, 2001 and 2000, respectively.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax Minority interest in losses of a consolidated subsidiary, net of tax, for the three months ended September 30, 2001 and 2000, respectively, was $1,000 and $468,000, representing a decrease of $467,000. The decrease was primarily attributable to a revised partner loss allocation formula for a subsidiary, in which the Company agreed to consolidate all losses until the contribution percentages were reflective of the partners capital account balances. The Company acquired this partnership interest on September 30, 2001 for $300,000.

Net Loss Based upon the factors noted above, the Company experienced a net loss of $4.4 million, or $0.26 loss per dilutive share, compared to a net loss of $1.9 million, or $0.11 loss per dilutive share, for the three months ended September 30, 2001 and 2000, respectively. The loss of $0.26 per dilutive share for the three months ended September 30, 2001, was comprised from loss from operations of $0.26. The loss of $0.11 per dilutive share for the three months ended September 30, 2000, was comprised from loss from operations of $0.10, as well as a $0.01 loss from the extinguishment of debt.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues Total revenues were $189.8 million compared to $149.0 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $40.8 million, or 27.4%. Resident and health care revenues increased by $41.5 million, and management and development services revenue decreased by $695,000 during the period. The increase in resident and health care revenues related to: (a) approximately $17.9 million attributable to revenues derived from Free-standing AL leasehold interests acquired after September 30, 2000, (b) $2.0 million and $6.7 million attributable to long-term leases of Freedom Plaza Care Center and Freedom Village Brandywine, (c) $3.8 million attributable to growth in therapy services, and (d) $2.6 million attributable to the November 2000 expansion at Freedom Plaza Sun City Center. The remaining increase relates to increased average occupancy and additional entrance fee revenues. Management and development services revenue decreased as a percentage of total revenue to 1.5% from 2.4%, as of September 30, 2001 and 2000, respectively. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. In late 1999, the Company discontinued new development of Free-standing ALs, for which the Company received development fees.

For all of its communities, the Company had a stabilized occupancy rate of 89% compared to 92% as of September 30, 2001 and 2000, respectively, and had a total occupancy rate of 85% and 83% as of September 30, 2001 and 2000, respectively. A community or expansion is defined as stabilized if it has either been open and owned at least 12 months, or has achieved 95% occupancy. The reduction in stabilized occupancy rate results from four additional Free-standing ALs being considered as stable during the period, as a result of being open and owned over 12 months. The Company anticipates that the fill-up of these Free-standing ALs will occur over the next 12 to 24 months. The increase in total occupancy rate is primarily due to the continued improvement in occupancy at the Free-standing AL communities.

Retirement Center resident and health care revenues were $160.6 million, compared to $137.0 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $23.6 million, or 17.2%. The May 26, 2000 long-term lease of Freedom Village Brandywine increased resident and health care revenues by $6.7 million. The July 1, 2001 long-term lease of Freedom Plaza Care Center increased resident and health care revenues by $2.0 million. In addition, the November 2000 expansion at Freedom Plaza Sun City Center increased revenues by $2.6 million. Also, $3.3 million of the increase in Retirement Center revenues resulted from increased therapy services provided by the Company. The remaining increase relates to increased average occupancy and additional entrance fee revenues. Free-standing AL community resident and health care revenues increased from $8.3 million to $26.3 million for the nine months ended September 30, 2000 and 2001, respectively. This increase is largely related to the fill-up and increased occupancy of these communities during the year, as well as the increase in the number of consolidated Free-standing AL communities from 20 to 23.

Community Operating Expense Community operating expense increased to $131.9 million compared to $99.5 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $32.5 million, or 32.6%. The increase in community operating expenses was primarily attributable to expenses from expansions and communities acquired or leased after September 30, 2000. Additionally, this increase is the result of higher labor, insurance, utility, facility and marketing costs at new communities, as well as costs associated with the expansion of therapy services now provided at 12 communities. Community operating expense as a percentage of resident and health care revenues increased to 70.6% from 68.4% for the nine months ended September 30, 2001 and 2000, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests in various Free-standing ALs that were Managed SPE Communities during the second half of 2000, of which many are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 12 to 24 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues because the Company anticipates acquiring additional leasehold interests in Managed SPE Communities.

Retirement Center operating expenses were $104.0 million, compared to $89.4 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $14.6 million, or 16.3%. Approximately $3.9 million of this increase was attributable to the May 26, 2000 long-term lease of Freedom Village Brandywine. Approximately $1.6 million of this increase was attributable to the July 1, 2001 long-term lease of Freedom Plaza Care Center. In addition, the November 2000 expansion at Freedom Plaza Sun City Center increased operating expenses by $2.3 million. Finally, $1.5 million of the increase in Retirement Center operating expenses related to increased therapy services. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses. Free-standing AL operating expenses increased to $27.4 million from $10.1 million for the nine months ended September 30, 2001 and 2000, respectively. This increase is largely related to the fill-up and increased occupancy of these communities during the year, as well as the increase in the number of consolidated Free-standing AL communities from 20 to 23.

General and Administrative General and administrative expense increased to $18.2 million compared to $13.4 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $4.8 million, or 35.7%. Over $1.5 million of this increase relates to additional reserves for workers compensation and general and professional liability claims, as well as the $525,000 of unrecovered premiums related to the July 1, 2001 claims-incurred policy. In addition, approximately $1.2 million relates to bad debt provisions incurred in conjunction with prior year home health receivables. The remaining increase reflects increases in overhead support costs associated with the Free-standing ALs in various geographic areas, as well as increases in salaries and benefits associated with the operation of an increased number of communities. General and administrative expense as a percentage of total revenues increased to 9.6% compared to 9.0% for the nine months ended September 30, 2001 and 2000, respectively.

EBITDAR (Community NOI) Retirement Center EBITDAR increased $8.9 million, or 18.8%, to $56.6 million from $47.7 million for the nine months ended September 30, 2001 and 2000, respectively. This increase primarily relates to the additions of the long-term leases of Freedom Village Brandywine and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense. Consolidated Free-standing AL EBITDAR increased by $615,000, to a $1.1 million loss from a $1.7 million loss for the nine months ended September 30, 2001 and 2000, respectively. The 2001 reduction in loss resulted from the improved occupancy in consolidated Free-standing ALs. Other EBITDAR decreased by $6.0 million to a $15.8 million loss resulting from: (a) $1.8 million related to bad debt charges incurred in conjunction with home health and trade receivables, (b) approximately $2.0 million related to general liability and workers compensation claim provisions, and (c) a $695,000 reduction in management and development fees. The remaining decrease relates to additional costs associated with therapy costs, marketing, corporate operations, human resources, financial services and overhead, and increased senior living network and assisted living management costs.

Lease Expense Lease expense increased to $20.7 million compared to $12.6 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $8.1 million, or 64.1%. This increase was attributable to nine leases entered into after September 30, 2000, consisting of two Retirement Center leases, Freedom Plaza Care Center and Westlake Village, increasing lease expense, $517,000 and $287,000 respectively, and seven Free-standing AL leases increasing lease expense $7.5 million. These increases are offset by the sale of Rossmoor, reducing lease expense $683,000. As of September 30, 2001, the Company had synthetic and operating leases for 24 of its communities, including nine Retirement Centers and 15 Free-standing ALs, of which 11 are synthetic leases. Accordingly, of the total $20.7 million lease expense for the nine months ended September 30, 2001, $10.3 million related to Retirement Centers and $10.4 million related to Free-standing ALs.

Depreciation and Amortization Depreciation and amortization expense increased to $15.6 million from $12.6 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $3.0 million, or 24.1%. The increase was primarily related to the increase in depreciable assets of approximately $41.0 million since October 1, 2000. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, the properties acquired as part of a series of like-kind exchanges associated with the sale-leaseback of one of the Company's communities in Ohio, and expansion of communities since September 30, 2000, as well as ongoing capital expenditures. For the nine months ended September 30, 2001, $10.5 million of the total $15.6 million depreciation and amortization resulted from Retirement Centers.

Other Income (Expense) Interest expense increased to $28.1 million from $26.5 million for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $1.6 million, or

6.0%. The increase in interest expense was primarily attributable to additional indebtedness of $47.6 million incurred in connection with acquisitions and development activity. This increase is offset by the fact that over 44% of the Company's debt interest at variable rates, with the weighted average variable interest rate decreasing from 8.7% to 6.5%, for the nine months ended September 30, 2001 and 2000, respectively. Interest expense, as a percentage of total revenues, decreased to 14.8% from 17.8% for the nine months ended September 30, 2001 and 2000, respectively. Interest income decreased to $8.6 million from $11.2 million for the nine months ended September 30, 2001 and 2000, respectively, representing a decrease of $2.6 million, or 23.0%. The decrease in interest income was primarily attributable to lower income generated from a reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in Losses of Managed SPE Communities increased to $3.0 million from $589,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in Equity in Losses of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits at Managed SPE Communities exceed specified limits.

Income Tax Benefit The provision for income taxes was a $5.7 million benefit compared to a $1.3 million benefit for the nine months ended September 30, 2001 and 2000, respectively. The Company's effective tax rate was 33.0% and 33.8% for the nine months ended September 30, 2001 and 2000, respectively.

Minority Interest in Losses (Earnings) of Consolidated Subsidiaries, Net of Tax Minority interest in losses (earnings) of one consolidated subsidiary, net of tax, for the nine months ended September 30, 2001 and 2000, respectively, was $94,000 in income, and $967,000 of losses, representing a decrease of $1.1 million. The decrease was primarily attributable to a negotiated revised partner loss allocation system for a subsidiary in which the Company agreed to consolidate all losses until the contribution percentages were reflective of the capital account balance. The Company acquired this partner interest on September 30, 2001 for $300,000.

Extraordinary Loss on Extinguishment of Debt, Net of Tax During the nine months ended September 30, 2001, the Company purchased $5.1 million of its 5 3/4% Convertible Debenture Bonds at 78% of their face value, for a total cost of $4.0 million, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $694,000, or $0.04 gain per dilutive share. Offsetting this gain, during the period ended September 30, 2001, the Company repaid a term note to a bank in connection with the sale of its community in California. As part of this transaction, the Company incurred a prepayment penalty of $875,000, or $0.05 loss per dilutive share, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt. The purchase of bonds and repayment of the term note resulted in a net extraordinary loss of $178,000, or $0.01 loss per dilutive share.

Net Loss Based upon the factors noted above, the Company experienced a net loss of $11.9 million, or $0.69 loss per dilutive share, compared to a net loss of $1.8 million, or $0.10 per dilutive share, for the nine months ended September 30, 2001 and 2000, respectively. The $0.69 loss per dilutive share for the nine months ended September 30, 2001 loss of was comprised of a $0.68 loss from operations, as well as a $0.01 loss from the extinguishment of debt. The loss of $0.10 per dilutive share for the nine months ended September 30, 2000, was comprised from loss from operations of $0.10, as well as a $0.01 loss from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

Net cash provided by operating activities was $5.7 million for the nine months ended September 30, 2001, as compared with $6.7 million for the nine months ended September 30, 2000. The Company's cash and cash equivalents totaled $17.0 million as of September 30, 2001, as compared to $25.6 million as of September 30, 2000.

Net cash used by investing activities was $12.4 million for the nine months ended September 30, 2001, as compared with $62.3 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company made additions to land, buildings, and equipment, including construction activity, of $13.3 million. The Company received $7.7 million from sales of assets, issued notes receivable of $2.2 million, and purchased assets limited as to use of $5.4 million.

Net cash provided by financing activities was $3.9 million compared with $59.4 million for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, the Company borrowed $21.7 million under long-term debt arrangements, made principal payments on its indebtedness of $8.8 million, purchased debentures totaling $4.0 million and paid $1.1 million of financing costs. In connection with certain lifecare communities, the Company made principal payments and refunds under master trust agreements of $4.0 million.

Financing Activity

During the nine months ended September 30, 2001, the Company entered into various financing commitments including a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization schedule, with all remaining balances due in July 2002. The Company used a portion of the proceeds from the loan to refinance a portion of a term note to a capital corporation, repaying the outstanding amount of $3.5 million.

Effective as of September 30, 2001, the Company amended various financing agreements in order to, among other things, maintain compliance with its debt covenants, including its senior term loan, of which $92.3 million was outstanding as of September 30, 2001. This amendment resulted in the extension of the August 1, 2002 maturity to November 1, 2002 and amended certain financial covenants. See Note 2 to the Condensed Consolidated Financial Statements.

On September 26, 2001, the Company acquired a community, located in Oakpark, Illinois. The Company entered into a mortgage note with a commercial mortgage lender in the amount of $13.0 million, with interest payable at a grid-based pricing of LIBOR plus 2.6% to 3.5%. Interest and principle are payable monthly, with the note maturing on October 1, 2003. The note is secured by the land and building of the community. The Company previously leased this community.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $26.0 million and contemporaneously leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. During the nine months ended September 30, 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the Westlake transaction. In connection with the first like-kind exchange, the Company purchased land in Virginia and assumed a $12.1 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly and a maturity date of January 2024. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various parcels of land and buildings recorded at $2.3 million and building improvements recorded at $4.8 million, and assumed a $15.2 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005. The various land parcels are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its 5 3/4% Convertible Subordinated Debentures. The timing and amount of purchases of these debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the nine months ended September 30, 2001, the Company purchased $5.1 million of the 5 3/4% Convertible Subordinated Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $694,000. Additional purchases of the 5 3/4% Convertible Subordinated Debentures, if any, are likely to be made primarily in the open market.

During 1999, the Company entered into a land purchase agreement for a parcel of land in Boston, Massachusetts for $14.5 million, to be used for the development of a senior living community. In connection with the development of this project, the Company has agreed to enter into a joint venture relationship with an unaffiliated entity. Closing of this purchase agreement is dependent upon various zoning, land use and other approvals. The Company has incurred and capitalized architectural, engineering, legal, and other costs to date amounting to $2.5 million as part of the development of this project. If satisfactory zoning and land use approvals are not received or if the Company is not able to secure equity and debt financing to acquire and develop the property, the Company could have to consider various options, including sale or assignment of its rights, modification of the project scope, or abandonment of its interest in the project which could result in a write-off of these costs. The Company believes it will ultimately be successful in receiving these approvals and securing financing to acquire and develop the property, but there can be no assurance in that regard, nor can there be any assurance that these delays will not adversely effect the feasibility of, or the Company's willingness to complete the project.

Free-standing ALs and Managed SPE Communities

The Company owns, leases, or manages a total of 34 Free-standing ALs. Substantially all of the Company's Free-standing ALs, including all of the Managed SPE Communities, are in the fill-up stage. As a result, the Company expects its Free-standing AL portfolio (both consolidated Free-standing ALs and Managed SPE Communities) to continue to incur substantial losses throughout 2001 and 2002. For the three months ended December 31, 2000, March 31, 2001, June 30, 2001, and September 30, 2001, Free-standing AL Pre-tax Losses (defined as Free-standing AL operating income, including Equity in Losses of Managed Special Purpose Entity Communities, plus lease and interest costs directly allocable to Free-standing ALs, but excluding general and administrative costs) were $5.1 million, $5.6 million, $5.2 million and $5.0 million, respectively.

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

The Company has options to purchase or has rights of first refusal to acquire the leasehold interests in ten Managed SPE Communities, but is under no obligation to purchase these communities. The Company acquired two leasehold interests during the nine months ended September 30, 2001 from affiliates of John Morris, a director of the Company. The Company is in discussions with the various SPEs to acquire some or all of the remaining ten Managed SPE Communities that are currently managed by the Company. If offered and accepted, the Company anticipates acquiring certain, and perhaps all, of those leasehold interests in Managed SPE Communities during 2001 and 2002. If all are acquired, the Company estimates that the combined purchase price would be approximately $20.0 million, although the purchase price, terms of payment, and other terms are not yet finalized. The timing of these leasehold acquisitions will depend on a variety of factors, including prevailing market conditions, the Company's financing plans, the availability of capital, alternative uses of capital, general economic conditions and the results of negotiations with the SPEs. If the Company does not acquire these leasehold interests, the Company remains responsible for funding future operating losses to the extent that such losses exceed specified limits. The Company expects that it will be required to fund significant Managed SPE operating deficits during the remainder of 2001 and 2002.

Liquidity

The Company has historically financed its activities with long-term mortgage borrowings, term and revolving credit facilities, cash flows from operations, and prior to 1999, net proceeds from public offerings of debt and equity. At September 30, 2001, the Company had $531.3 million of indebtedness outstanding, including $132.9 million of 5 3/4% Convertible Subordinated Debentures, with fixed maturities ranging from November 2001 to April 2028. As of September 30, 2001, approximately 55.9% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 7.05%. The Company's variable rate indebtedness carried a weighted average rate of 6.49% as of September 30, 2001. As of September 30, 2001, the Company had negative working capital of $23.9 million.

Certain of the Company's credit agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of September 30, 2001, the Company and certain of its lenders and lessors agreed to amendments or waivers relating to several of these financial covenants in order to allow the Company to remain in compliance therewith. In addition, the Company extended the maturity date of its senior term loan from August 1, 2002 to November 1, 2002. At September 30, 2001, $92.3 million was outstanding under this credit facility. In connection with the June 30, 2001 extension, the Company agreed to, among other things, (i) convert the facility to a term loan from a revolving line-of-credit, (ii) make a $10.0 million principal reduction by May 1, 2002, (iii) increase the interest rate margin of the facility, (iv) provide a capital formation plan requiring that the Company raise $30.0 million of capital by January 31, 2002, (v) provide evidence of sufficient capacity to payoff its 5 3/4% Convertible Subordinated Debentures by July 1, 2002, and (vi) include certain new and amended financial covenants.

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

A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments is likely to result in a default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

The Company is highly leveraged and has a substantial amount of debt and lease obligations. At September 30, 2001, the scheduled debt maturities during the fifteen months ended December 31, 2002 total $348.9 million, including $216.0 million of mortgage debt and $132.9 million of 5 3/4% Convertible Subordinated

Debentures. The maturing mortgage debt includes the Company's amended senior mortgage facility, of which $92.3 million was outstanding as of September 30, 2001, $10.0 million of which is due on May 1, 2002 with the balance being due on November 1, 2002. The $132.9 million of 5 3/4% Convertible Subordinated Debentures matures on October 1, 2002. The Company must repay or refinance all of these obligations as they mature in order to avoid being in default thereunder.

The Company expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain anticipated financings will be sufficient to fund its operating requirements, including its pre-stabilization losses, its capital expenditure requirements and its periodic debt service requirements, during 2001 and 2002. The Company's internally generated cash will not be sufficient to satisfy the mortgage debt that matures in 2002 or its scheduled principal reductions in 2002. Accordingly, the Company's ability to refinance its maturing mortgage debt obligations and to make its scheduled principal reductions will depend, primarily upon its ability to renew existing credit facilities and arrangements, to obtain new credit facilities or other financing arrangements, or to issue privately placed equity or equity linked securities. The Company has engaged in, and anticipates continuing, discussions with its existing lenders and other third parties regarding the refinancing of the Company's maturing indebtedness. There can be no assurances, however, that the Company will successfully negotiate and obtain adequate new credit facilities or extensions of its existing credit facilities, and if such financing is available, that the terms of any such financing will not impose significant burdens on the Company or be dilutive to the Company's existing shareholders. If the Company has not successfully extended or renewed the $92.3 million senior mortgage facility beyond the current maturity of November 1, 2002, this amount will be classified as a current liability in the fourth quarter of 2001, which will have a material adverse effect upon its working capital position.

The Company's internally generated cash flow will also not be sufficient to satisfy the Convertible Subordinated Debentures at their maturity in October 2002. The Company has engaged an investment advisor and is considering various capital raising and other alternatives to satisfy the Company's obligations in connection with the 5 3/4% Convertible Subordinated Debentures and its maturing mortgage debt. These alternatives include generating cash from incremental leverage on the Company's stabilized assets, the selective disposition or sale of certain communities, the sale-leaseback or monetization of certain communities, the issuance of equity or equity linked securities in privately negotiated transactions, the exchange of the 5 3/4% Convertible Subordinated Debentures for other securities of the Company, and combinations of all of these alternatives. The terms of any such transactions may impose significant burdens on the Company and are likely to be substantially dilutive to the Company's existing shareholders. There can be no assurance that any of these alternatives will be available to the Company, or that any available terms will be acceptable to the Company. Consequently, there can be no assurance that the Company will be able to refinance, extend, exchange or otherwise satisfy its obligations with respect to the 5 3/4% Convertible Subordinated Debentures prior to their maturity or classification as a current liability. The failure to repay the 5 3/4% Convertible Subordinated Debentures will have a material adverse effect upon the Company.

The Company's ability to obtain new credit facilities, to sell communities, or to consummate any of the debt or equity financing alternatives being considered depends upon a number of factors, many of which are beyond the Company's control. These factors include the Company's financial condition and operating performance, the financial strength of the assets to be sold or leveraged, general economic conditions, general conditions in the credit markets, the condition of the senior living industry, mortgage interest rates, the Company's equity in any particular community and other factors. The Company's efforts will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies, the substantial fill-up costs associated with the Company's Free-standing ALs and the fact that the Company is highly leveraged.

Insurance

The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically. The Company's previous liability policies expired on July 1, 2001, and, in order to renew its liability coverage, the Company was required to pay significantly higher premiums and deductibles and agree to a policy expiring December 31, 2001. As a result, beginning in the third quarter of 2001, the Company began incurring higher costs for premiums and reserves for potential liability claims. The Company also has underlying and umbrella excess liability protection policies in the amount of at least $15.0 million in the aggregate. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed December 31, 2001. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to: the Company's anticipated or expected cashflow; the Company's anticipated financings; the discussions of the Company's operating and growth strategy (including its development plans and possible dispositions); the Company's liquidity and financing needs; the alternatives that the Company is considering for raising additional capital and satisfying its maturing obligations; the projections of revenue, income or loss, capital expenditures, and, future operations; and the availability of new insurance programs. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, (i) the possibility of future defaults under the Company's debt and lease agreements (including the Company's inability to meet financial covenants or satisfy these obligations at their maturity), (ii) the risks associated with the Company's financial condition and the fact that the Company is highly leveraged, (iii) the risk that the Company will be unable to close anticipated financings, obtain new credit facilities, raise additional capital or consummate any of the capital raising alternatives that the Company is contemplating, (iv) the risk that the Company will not generate expected levels of cash or will be unable to reduce the operating losses at its Free-standing ALs, (v) the risks associated with the adverse market conditions for the senior living industry, (vi) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, and (viii) the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks materialize, actual results could differ materially from those forecasted or expected. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the forecasts, expectations, objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into two interest rate swap agreements with a major financial institution to manage its exposure. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2001 or 2002, since 56% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2001 and 2002, which could result in higher interest rates in the future. There can be no assurance, however, that the Company will be able to refinance and/or renegotiate any of its indebtedness.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         10.1 American Retirement Corporation 401(k) Plan and Trust and Adoption Agreement
         10.2     1997 Stock Incentive Plan, as amended
         10.3 Third Amendment to Amended and Restated Financing and Security Agreement, dated September 30, 2001 between Washington Mutual Bank, FA and ARC Capital Corporation II
         10.4 Loan Agreement, dated September 26, 2001, between ARC Holley Court Terrace, LLC and GMAC Commercial Mortgage Corporation.
         10.5 Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc. and ARC HDV, LLC.
         10.6 Master Lease and Security Agreement, dated July 31, 2001, between ARC Pinegate, L.P., ARC Pearland, L.P., American Retirement Corporation, Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., Nationwide Health Properties, Inc. and NH Texas Properties, L.P.


b.       Reports on Form 8-K

         On August 14, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental financial information relating to the Company's second quarter ended June 30, 2001.

         On September 4, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD the issuance by the Company of a press release announcing that it had modified its liability insurance program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    American Retirement Corporation



Date:  November 14, 2001                     By:  /s/ George T. Hicks
                                             -----------------------------------
                                             George T. Hicks
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (principal financial and
                                             accounting officer)