Form 10-K
period 2001-12-31
AMERICAN RETIREMENT CORP
filed 2002-04-01
CIK 787784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2001
      Commission file number   01-13031

                         American Retirement Corporation
             (Exact Name of Registrant as Specified in its Charter)


Tennessee                                               62-1674303
---------                                               ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

111 Westwood Place, Suite 200, Brentwood, TN            37027
--------------------------------------------            -----
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:  (615) 221-2250

          Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of Each Exchange
Title of Each Class                                        on Which Registered
-------------------                                       ---------------------
Common Stock, par value $.01 per share ................           NYSE
5 3/4% Convertible Subordinated Debentures due
  October 1, 2002 .....................................           NYSE
Series A Preferred Stock Purchase Rights...............           NYSE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of March 22, 2002, 17,276,520 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was $23.0 million, based on the closing sale price of the common stock of $1.33 on the New York Stock Exchange on that date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 30, 2002 are incorporated by reference into Part III, items 10, 11, 12 and 13 of this Form 10-K.

                                    CONTENTS:
                                                                            PAGE
PART I                                                                        3
Item 1.   Business                                                            3
Item 2.   Properties                                                         18
Item 3.   Legal Proceedings                                                  21
Item 4.   Submission of Matters to a Vote of Security Holders                21
PART II                                                                      21
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                21
Item 6.   Selected Financial Data                                            22
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              26
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk          49
Item 8.   Financial Statements and Supplementary Data                        50
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               85
PART III                                                                     85
Item 10.  Directors and Executive Officers of the Registrant                 85
Item 11.  Executive Compensation                                             85
Item 12.  Security Ownership of Certain Beneficial Owners and Management     86
Item 13.  Certain Relationships and Related Transactions                     86
PART IV                                                                      86
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   86

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

American Retirement Corporation (collectively with its wholly-owned and majority owned subsidiaries, the "Company") is a national senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, skilled nursing and therapy services. Established in 1978, the Company believes that it is a leader in the development and management of senior living communities, including independent living communities, continuing care retirement communities ("CCRCs") and free-standing assisted living communities ("Free-standing ALs"), and the development of specialized care programs for residents with Alzheimer's and other forms of dementia. The Company's operating philosophy was inspired by the vision of its founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by providing the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of its residents. The Company currently operates 65 senior living communities in 14 states, with an aggregate capacity for approximately 14,300 residents. The Company owns 24 communities, leases 33 communities, and manages eight communities pursuant to management agreements.

Since its inception, the Company has developed expertise in developing and operating senior living communities throughout the United States. Historically, the Company operated large CCRCs and independent living communities ("Retirement Centers") that provide an array of services, including independent living, assisted living and skilled nursing care in large, often campus style settings. The Company's Retirement Centers are established communities with strong reputations within their respective markets, and generally maintain high and consistent occupancy levels, many with waiting lists of prospective residents. The Company's Retirement Centers form the core segment of the Company's business and comprise 31 of the 65 communities that the Company operates, representing approximately 78% of the total resident capacity of the Company's communities.

The Company has also developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. Free-standing ALs are much smaller than Retirement Centers and generally are stand-alone communities that are not located on a Retirement Center campus. Most Free-standing ALs provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. The Company currently operates 34 Free-standing ALs, representing approximately 22% of the total resident capacity of the Company's communities.

In order to capitalize upon the strength and market position of its Retirement Centers, the Company has developed a "Senior Living Network" strategy. Pursuant to this strategy, the Company develops multiple communities within a single market in order to provide a continuum of housing and care for seniors, including independent living and assisted living residences, skilled nursing care, specialized services such as Alzheimer's and memory enhancement programs, and therapy services. This strategy combines large Retirement Center "hubs" with smaller Free-standing AL "satellites" to expand the continuum of housing and care into specific markets. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements and services at various price and care levels.

ORGANIZATION

The Company was established in 1978. American Retirement Communities, L.P. ("ARCLP") was formed in February 1995 through a combination of certain entities (the "Predecessor Entities") that owned, operated, or managed various senior living communities. Each of the Predecessor Entities was organized at the direction the Company. As a result of the combination, ARCLP issued partnership interests to the partners and shareholders of the Predecessor Entities in exchange for their limited partnership interests and stock in the Predecessor Entities, and thereby became the owner, directly or indirectly, of all of the assets of the Predecessor Entities.

In February 1997, American Retirement Corporation became a wholly-owned subsidiary of ARCLP in anticipation of the Reorganization (defined below) and the Company's initial public offering in May 1997 (the "IPO"). Simultaneously with the IPO, ARCLP was reorganized (the "Reorganization") with the result that all of its assets and liabilities were contributed to the Company in exchange for 7,812,500 shares of the Company's Common Stock and a promissory note in the original principal amount of approximately $21.9 million (the "Reorganization Note"). The Company issued 3,593,750 shares of Common Stock in the IPO, resulting in net proceeds of approximately $45.0 million. The Company used a portion of the net proceeds from the IPO to repay the Reorganization Note.

REFINANCING PLAN

The Company has scheduled debt maturities during 2002 of $371.7 million, which includes $238.8 million of mortgage debt and $132.9 million of its 5 3/4% Convertible Subordinated Debentures due October 1, 2002 (the "Debentures"). As a result of these current maturities, the Company had a net working capital deficit of $375.8 million as of December 31, 2001.

In order to satisfy or extend these obligations and to address its net working capital deficit, the Company has developed a refinancing plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders (the "Refinancing Plan"). The Refinancing Plan includes extensions of existing debt agreements, refinancings of existing mortgage facilities, new mortgage financings, sale lease-back arrangements, and a mezzanine financing arrangement. As part of its Refinancing Plan, the Company intends to extend the maturity dates of substantially all of its remaining credit facilities to January 2004 or later. In addition, the Company intends to renegotiate its financial covenants to levels that the Company believes it can satisfy for the foreseeable future and eliminate other financial covenants no longer applicable to the Company. The Company believes that, if consummated as currently planned, the Refinancing Plan will place the Company in position to address the scheduled debt maturities during 2002, as well as its negative working capital.

Pursuant to its Refinancing Plan, the Company has consummated, as of March 29, 2002, fourteen sale lease-back and other capital raising transactions since November 1, 2001, raising gross proceeds of approximately $193.2 million, which yielded net proceeds of approximately $27.3 million after payment of related debt and transaction costs for use by the Company as working capital or to repay its maturing debt obligations. See "--Acquisitions and Other Transactions," "--Sale Lease-back Transactions," "--Managed SPE Communities," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and note 19 to the Company's Consolidated Financial Statements.

In addition to these recently completed transactions, the Company has either executed definitive, binding agreements or is in advanced discussions with several different parties relating to the refinancing or sale lease-back of up to 11 additional communities. If completed on the terms being considered, these proposed transactions would generate gross proceeds to the Company of approximately $181.5 million prior to payment of related debt and transaction costs of approximately $167.7 million. Furthermore, the Company is in advanced discussions with certain of its existing lenders concerning the amendment or removal of the Company's financial covenants following consummation of the Refinancing Plan. These transactions and discussions are in various stages and in certain instances are non-binding. All of these transactions will be subject to conditions and approvals that must be satisfied. Some of these transactions may be dilutive to current equity holders.

If the foregoing transactions are consummated as currently contemplated, the Debentures will be the Company's primary remaining outstanding debt obligation maturing in 2002. In order to address the maturity of the Debentures by or before October 2002, the Company has entered into a non-binding letter of intent with a third-party that will provide the Company with approximately $125.0 million of term mezzanine financing involving certain of its Retirement Centers. The Company intends to use the net proceeds from this transaction, together with the net proceeds generated by the transactions described above, to address final resolution of the outstanding Debentures and to satisfy its working capital requirements. The letter of intent regarding this transaction is preliminary and non-binding, and is subject to conditions that must be satisfied prior to closing including certain approvals and consents. If the Company is able to reach a definitive agreement with respect to this proposed mezzanine financing, the transaction is expected to close during the second or third quarter of 2002.

The Company currently anticipates completing the balance of its Refinancing Plan prior to October of 2002. Nevertheless, the Refinancing Plan and its various remaining components are subject to a number of contingencies, uncertainties and conditions that are outside of the Company's control, and are dependent upon the receipt of required approvals and consents. Accordingly, there can be no assurance that the Company will be able to consummate its Refinancing Plan. The failure to consummate the Refinancing Plan, or another plan to extend, refinance or repay the Company's debts, will have a material adverse effect upon the Company, will result in the Company having insufficient capital to satisfy its maturing obligations and could make it necessary for the Company to seek protection from its creditors. In the event that the Company successfully consummates its Refinancing Plan, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The Company is also likely to incur certain costs, including significant non-cash charges in connection with the consummation of the Refinancing Plan. See "--Sale Lease-back Transactions," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and "--Risks Associated with Forward Looking Statements."

CARE AND SERVICES PROGRAMS

The Company provides a wide array of senior living and health care services at its communities, including independent living, assisted living and memory enhanced services (with special programs and living units for residents with Alzheimer's and other forms of dementia), skilled nursing services, and therapy services. By offering a variety of services and involving the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plans to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

The Company provides independent living services to seniors who do not yet need assistance or support with the activities of daily life ("ADLs"), but who prefer the physical and psychological comfort of a residential community that offers health care and other services. Independent living services provided by the Company include daily meals and dining programs, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings such as blood pressure checks, periodic special services (such as influenza inoculations), chronic disease management (such as diabetes with its attendant blood glucose monitoring), and dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents. The Company's contracts with its independent living residents (other than Lifecare contracts) are generally for a term of one year and are terminable by the resident upon 60 days notice.

Assisted Living and Memory Enhanced Services

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

The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include:

o Personal Care Services, which include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management,

o Support Services, such as meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services, and

o Supplemental Services, which include transportation services and laundry services in excess of the standard contractual allowance, non-routine care services and special care services for residents with Alzheimer's and other forms of dementia.

The Company maintains programs and special units at most of its assisted living communities for residents with Alzheimer's and other forms of dementia that provide the attention, care, and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and a lifeskills-based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. These special care areas are designed to allow residents the freedom to ambulate while safely keeping them within a secure area, with a minimum of disruption to other residents. Resident fees for these special units are dependent on the size of the unit, the design type, and the level of services provided. These assisted living and memory enhanced services are provided to the residents for monthly service fees. The Company recognizes these fees as revenue on a monthly basis when earned. Generally, assisted living residents may terminate their occupancy agreements upon 30 days written notice.

Skilled Nursing

The Company provides traditional skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of rehabilitation services in certain of its communities. This is generally short-term, goal-oriented rehabilitation care intended for individuals who have a specific illness, injury, or disease, but who do not require many of the services provided in an acute care hospital. Rehabilitation services are typically rendered immediately after, or in lieu of, acute hospitalization in order to treat specific medical conditions. These skilled nursing and rehabilitation services are provided to the individuals on a daily fee basis, as needed, and revenues are recognized when earned.

Therapy Services

The Company historically contracted with independent third parties to provide therapy services to its skilled nursing residents. Beginning in 2000, the Company greatly expanded its in-house therapy programs and now provides a range of therapy services to its independent living, assisted living, and skilled nursing residents, as well as to persons who are not residents of one of the Company's communities. The therapy services provided by the Company include physical, occupational, and speech therapy services.

The Company typically begins providing in-house therapy services within a Senior Living Network by opening a clinic at a Retirement Center. As the program grows, additional satellite clinics are opened within the Senior Living Network in nearby Retirement Centers or Free-standing ALs. The Company believes that by providing these in-house therapy services, it is able to maintain a consistent, high level of care to its residents, provide a closer relationship between the therapist and the resident, and provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. In addition, programs focused on wellness and physical fitness allow residents to maintain maximum independence.

Lifecare and Entrance Fee Arrangements

Some of the Company's Retirement Centers provide housing and health care services through limited lifecare contracts and entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a limited lifecare contract. The amount of the entrance fee varies depending upon the type and size of the dwelling unit selected, the resident's health care benefit election and other variables. These agreements obligate the Company to provide certain levels of future health care services or limited lifecare benefits to the resident for defined periods, in some cases for life, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. Although the Company screens potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the communities during their lifetime, there can be no assurance that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, the Company has rights of set-off against the refundable portions of the residents deposits, and would also seek available reimbursement under Medicaid or other available programs.

These limited lifecare benefits are typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The agreements terminate when the resident leaves the community. A portion of the entrance fee is refundable to the resident or the resident's estate upon termination of the lifecare contract. The limited lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable.

The refundable amount of the entrance fee is a long-term liability and is recorded by the Company as refundable portion of life estate fees, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. At certain of its entrance fee communities, the Company offers an entrance fee program that allows the resident to participate in the appreciation in the value of the resident's unit (the "Partners Plan"). Under the Partners Plan, the entrance fee is refundable to the resident or the resident's estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. The resident shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entrance fees payable under the Partners Plan are recorded by the Company as refundable portion of life estate fees and are amortized into revenue using the straight-line method over the remaining life of the building.

Additionally, under these agreements the residents pay a monthly service fee which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the unit is reoccupied. Six of the Company's Retirement Centers are entrance fee communities providing services through lifecare contracts (four owned or leased and two managed).

OPERATING SEGMENTS

As a result of the increase in the number of Free-standing ALs operated by the Company, the Company separated its operations in 2000 into two business segments: Retirement Centers and Free-standing ALs. The Retirement Centers are generally comprised of the Company's CCRCs and lifecare communities and its independent living communities, including those at which assisted living and/or nursing services are provided. The Retirement Centers are established communities with strong reputations within their respective markets and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. Free-standing ALs are generally much smaller than Retirement Centers and are comprised of stand-alone assisted living communities that are not located on a Retirement Center campus. Most Free-standing ALs also provide specialized care such as Alzheimer's and memory enhancement programs. Most of the Company's Free-standing ALs began operations during 1999 and 2000 and are in the fill-up stage. Although the Company operates its Senior Living Networks on a fully integrated basis, segregating the established Retirement Centers from the newer Free-standing ALs is indicative of how management views and analyzes the Company's operating activities and allows the Company to focus on separate management techniques and operating strategies for its two lines of business.

The following table presents the number, total capacity and total occupancy of the Company's communities at December 31, 2001 and 2000.

                                  NUMBER OF COMMUNITIES                TOTAL CAPACITY                   TOTAL OCCUPANCY
                               ----------------------------     ----------------------------     ------------------------------
                                  December 31,       2001          December 31,       2001          December 31,         2001
                                2001       2000      Avg(1)      2001       2000      Avg(1)      2001        2000       Avg(1)
                               ------     ------     ------     ------     ------     ------     ------      ------      ------
Retirement Centers:

Owned                              16         15         15      5,230      5,034      5,084         94%         92%         93%
Leased(2)                           8          9          9      2,817      3,054      2,932         94%         96%         95%
Managed                             7          8          7      3,078      3,616      3,343         90%         91%         90%
                               ------     ------     ------     ------     ------     ------     ------      ------      ------
Total                              31         32         31     11,125     11,704     11,359         93%         93%         93%

Free-standing ALs:

Owned                               8          6          8        680        506        677         60%         52%         51%
Leased(2)                          25         12         14      2,417      1,143      1,390         66%         55%         63%
Managed                             1         12         12         82      1,153      1,088         83%         44%         60%
                               ------     ------     ------     ------     ------     ------     ------      ------      ------
Total                              34         30         34      3,179      2,802      3,155         65%         51%         59%

Owned and Leased:

Retirement Centers                 24         24         24      8,047      8,088      8,016         94%         94%         94%
Free-standing ALs                  33         18         22      3,097      1,649      2,067         65%         54%         59%
                               ------     ------     ------     ------     ------     ------     ------      ------      ------
Total                              57         42         46     11,144      9,737     10,083         85%         86%         86%

Owned, Leased and Managed:

Retirement Centers                 31         32         31     11,125     11,704     11,359         93%         93%         93%
Free-standing ALs                  34         30         34      3,179      2,802      3,155         65%         50%         59%
                               ------     ------     ------     ------     ------     ------     ------      ------      ------
Total                              65         62         65     14,304     14,506     14,514         86%         83%         85%

     (1) Avg represents the 2001 quarterly weighted average of the number of communities, total capacity and total occupancy.

     (2) Fourteen of these leases (two Retirement centers and twelve Free-standing ALs) are synthetic leases. See "Business - Synthetic Lease Communities" below.

The Company's consolidated resident and healthcare revenues, and community operating expenses include only the communities that the Company owns or leases. Fees earned from managed communities are included in management and development service revenues. On a consolidated basis, Retirement Centers comprise 24 of the 57 communities that the Company owns or leases, and generated 85% of the Company's consolidated Resident and healthcare revenues in 2001. Although the total number of Free-standing ALs owned and leased by the Company increased from 18 to 33 during 2001, ten of these became leased (versus managed) communities effective December 31, 2001, and therefore did not impact 2001 consolidated community results ( see "Business - Managed SPE Communities"). See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and note 16 of the Consolidated Financial Statements.

MANAGED SPE COMMUNITIES

During 1998 and 1999, the Company entered into a number of agreements with special purpose entities ("SPEs") for the development and management of 26 Free-standing ALs ("Managed SPE Communities"). Under the terms of these agreements, following development and construction, the SPEs leased the communities from third-party lessors. The Company leased 14 of the 26 Managed SPE Communities from subsidiaries of financial institutions pursuant to synthetic leases. The Company leased the remaining 12 Managed SPE Communities from real estate investment trusts ("REITs"). The Company managed each of the Managed SPE Communities pursuant to a management agreement that provided for the payment of management fees to the Company based on a percentage of each community's gross revenues, and required the SPEs to fund all costs associated with the operations of the communities up to certain specified limits. The Company was responsible for paying operating costs that exceeded the SPE funding limits.

The results of the operations of the Managed SPE Communities are not included in the Consolidated Financial Statements. To the extent that the Company funded costs above the SPE funding limits, the Company recorded these costs using a modified equity method of accounting. During 2001 and 2000, the Company recorded $5.0 million and $2.2 million, respectively, of these costs as Equity in Losses of Managed SPE Communities.

The Company had options to purchase or rights of first refusal to acquire the leasehold interests in the Managed SPE Communities from the SPEs, but was under no obligation to do so. During 2000, the Company acquired 13 leasehold interests in Managed SPE Communities and acquired fee simple title to one Managed SPE Community. During 2001, the Company acquired the leasehold interests in the remaining 12 Managed SPE Communities for an aggregate purchase price of $19.2 million. In connection with the 2001 acquisitions, the Company accrued $2.0 million for payments due in 2002, and issued approximately $17.2 million of interest-only notes, due October 1, 2008, bearing interest at 9.625% per annum. The notes are secured by the Company's interest in a Retirement Center located in Richmond, Virginia. Six of these leasehold interests were acquired from an SPE that is affiliated with John Morris, a director of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions." and note 18 of the Consolidated Financial Statements.

The Company acquired leasehold interests in ten of the Managed SPE Communities effective December 31, 2001. The operating results of these communities will not be reflected in the Company's revenues and community operating expenses until 2002. For the fourth quarter of 2001, these ten communities generated approximately $4.8 million of revenue and $65,000 of Community EBITDAR (earnings before interest, taxes, depreciation, amortization and rents). The Company expects these results to continue to improve as occupancy increases. At December 31, 2001, the Company had no further Managed SPE Communities or operating deficit agreements.

In addition, the Company recorded $472,000 of additional leasehold acquisition cost amortization during the quarter ended December 31, 2001, related to the expected termination of these synthetic lease agreements. The Company anticipates that during the quarter ended March 31, 2002, approximately $7.0 to $10.0 million of additional leasehold acquisition cost amortization will be expensed due to the expected termination of the synthetic leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SYNTHETIC LEASE COMMUNITIES

As of December 31, 2001, the Company operated 14 of its communities (two Retirement Centers and 12 Free-standing ALs) under an operating lease structure commonly referred to herein as a synthetic lease (see Item 2. - Properties). The Company's synthetic leases are legal structures under which an unrelated third party lessor (a subsidiary of a bank or REIT) provides equity representing a portion of the costs of the development or acquisition of a senior living community. The Company's 14 synthetic leases are structured such that a third party lessor agreed to acquire or construct the communities, investing approximately 15% of the required capital, and the Company provided the balance of funding through a combination of third party mortgage debt guaranteed by the Company or cash in the form of notes owed to the Company by the lessor. Under the synthetic lease arrangements, the lessor leased the communities to the Company (the lessee). Monthly rental payments for each synthetic lease are based on the total capitalization required to acquire or construct the community, and the amount of those payments varies based upon a floating interest rate. The lessor must meet certain minimum at risk equity funding levels and the Company is required by the mortgage lenders to maintain certain pre-defined financial ratios under these leases. The Company's synthetic leases are treated as operating leases for accounting purposes and financing leases for income tax purposes.

The Company has substantial investments in these communities in the form of land, security deposits (certificates of deposit and treasury bills) and loans to the lessor (notes receivable). The Company has pledged security deposits to the lessors to secure its obligations under the synthetic lease agreements. As of December 31, 2001, the Company had approximately $163.5 million of assets related to these 14 communities operating under synthetic leases ($82.9 million of notes receivable, $54.4 million of security deposits, $16.6 million of land and $9.6 million of leasehold acquisition costs). The Company owns the land under 11 of the synthetic lease communities, and leases such land to the lessors under long-term operating leases.

As of December 31, 2001, of the third party mortgage debt secured by the synthetic lease assets, the Company is the borrower of approximately $46.2 million of mortgage loans, which is debt recorded on the Company's Consolidated Balance Sheet. In addition, there is another $64.7 million of third party mortgage debt associated with these leases of which $61.1 million is guaranteed by the Company, but is loaned directly to the lessor and therefore is not recorded on the Company's consolidated balance sheet. This nonconsolidated debt is also secured by the synthetic lease assets, with the Company contingently liable as guarantor, and is cross-defaulted with a portion of the Company's consolidated debt.

The synthetic leases contain termination rights whereby the Company as lessee has the right to terminate the leases and acquire the leased assets in exchange for the assumption of related debt, forgiveness of note receivables, and the repayment of lessor equity. Upon termination or expiration of the synthetic leases, the Company may either purchase the property from the lessor at a predetermined amount, sell the property to a third party, or request a renewal of the lease agreement. If the property is sold to a third party for less than the original cost, the Company is obligated, under residual value guarantees, to pay the lessor an amount equal to any shortfall, not to exceed approximately 85% of the original cost of the communities. At December 31, 2001, the residual value guarantee represents an off-balance sheet contingent liability, for which the Company does not believe it has any significant exposure. See note 17 to Consolidated Financial Statements.

During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it will exercise its termination rights under these fourteen synthetic leases during 2002. Upon the termination of these synthetic leases, the Company will become the direct owner of each community for financial reporting purposes. Upon completion of these transactions, the Company will not have any remaining synthetic leases. The Company will not incur any cash outlay other than transaction costs in connection with the termination of the synthetic leases.

SALE LEASE-BACK TRANSACTIONS

During November 2001, as part of its Refinancing Plan, the Company completed sale lease-back financing transactions on two of its Free-standing AL communities. The Company sold Broadway Plaza at Pecan Park and The Homewood Residence at Boca Raton for $10.6 million and $9.7 million, respectively, and contemporaneously leased the properties back from the buyer under 15 year lease agreements, which contain two five-year renewal options and rights of first refusal to repurchase the communities. The leases also contain earn-out clauses under which the Company may receive up to $2.1 million and $1.9 million, respectively, based on the next three years of performance of the communities. As a result of the contingent earn-out provisions, for financial reporting purposes, these transactions were recorded as financing transactions. The Company used a portion of the sale proceeds to retire $9.3 million of debt associated with the properties. The Company recognized a $641,000 loss on the Broadway Plaza at Pecan Park transaction and a $277,000 loss on the Homewood Residence at Boca Raton transaction, net of estimated contingent earn-outs of $1.1 million and $967,000, respectively. Given the long-term nature of the lease arrangements, the Company views these transactions as long term financings. As such, the Company believes that although sale lease-back accounting requires the recognition of a loss in the amount of the difference between the sales prices and the Company's cost basis in the assets, the Company believes it will continue to derive economic benefits from the assets in the form of future payments under the earn-out provisions in excess of the amounts currently considered, as well as from any improvement in operating results as the communities increase occupancy and performance.

In conjunction with the Refinancing Plan, the Company intends to terminate the synthetic leases and subsequently enter into sale lease-back transactions with respect to eight of the fourteen synthetic lease communities during the first and second quarters of 2002. These transactions are anticipated to raise gross proceeds of approximately $76.2 million, and result in gains (which are recognized over the term of the lease), and losses (which are recognized immediately). In connection with the termination of the synthetic leases and sale lease-back of these eight communities, the Company anticipates recognizing a loss of approximately $33.7 million, which will be recorded as lease expense due to residual guarantees. Of the $33.7 million of lease expense, the Company recorded $7.9 million during the quarter ended December 31, 2001, and anticipates that it will complete the sale lease-back transactions and record the balance of approximately $25.8 million of additional lease expense during the first and second quarters of 2002. In connection with these transactions, the Company will not incur any cash outlay other than transaction costs.

BUSINESS STRATEGY

The Company intends to consummate its Refinancing Plan in order to address its liquidity and capital constraints. The Company is focused on several steps designed to increase cash flows and improve its operations. These steps are intended to build upon the strong, established EBITDAR in its core Retirement Centers. With the Free-standing AL communities now above breakeven EBITDAR (during the fourth quarter of 2001), the focus is on accelerating incremental revenues and EBITDAR as fill up of these communities is completed. Set forth below are the key elements of the Company's business strategy.

Increase Retirement Center Profitability

The Company intends to increase its operating income at its Retirement Center communities by increasing occupancy at certain communities, selectively increasing rates, expanding service offerings, emphasizing sales and marketing efforts and controlling expenses. Although the Company's Retirement Centers maintain high occupancy levels (the average for the year-ended 2001 was 93%), the Company continues to focus on improving occupancy levels at certain communities. The Company intends to selectively increase rates to prospective residents based on market conditions and to increase rates to current residents in most markets to recoup cost increases at its Retirement Centers. The Company continually assesses contractual rate increase allowances, competitors' rates, market conditions, wait list activity, and cost inflations in order to improve profitability.

Increase Free-standing AL Revenues

As a result of over-capacity in certain markets, the Company's Free-standing AL communities (most of which opened during 1999 and 2000) are taking longer than originally anticipated to reach projected occupancy levels. During 2001, the occupancy percentage of the Free-standing ALs (owned, leased or managed by the Company as of December 31, 2001) increased from 51% to 65% (including the effect of new capacity at three communities opened during 2001). During the fourth quarter of 2001, the Company's of Free-standing ALs achieved a positive community EBITDAR during the fourth quarter of 2001. The Company expects that additional occupancy increases above this level will result in incremental community EBITDAR. As occupancy levels reach approximately 80%, the Company anticipates that the community EBITDAR from the Free-standing ALs would exceed the ongoing interest and lease expense associated with the communities.

The Company has taken several actions to continue this increase in occupancy levels. The Company increased the size of its sales staff and increased its marketing efforts beginning in 2001, in order to increase the rate at which the Company identifies prospective residents, takes them through the consultative selling process and finalizes a contract. Beyond marketing the high quality of its communities, the Company has also selectively offered certain incentive programs in order to attract new residents. These incentive programs generally provide a discounted rate for a specified time period or move-in incentives, such as discounts on rates during the first, sixth and twelfth month of the first year of residency. In addition, the Company has been successful at implementing selective rate increases at most of its Free-standing AL communities during 2001. The Company intends to selectively increase rates at most Free-standing AL communities during 2002, but at varying amounts based on levels of demand, occupancy, and competition in a particular market.

The Company has also developed and implemented a new information system for the Free-standing AL division. The system provides information on occupancy trends, pricing, unit availability, and other important information. Management believes this system, which was implemented in all Free-standing AL communities by the end of 2001, provides more timely information for all managers of the division to more effectively market and price the inventory of units.

Management believes that the Company's reputation for and commitment to a high quality of care, quality of support services offered, price of services, physical appearance, amenities associated with the communities, and location will continue to attract new Free-standing AL residents and increase occupancy. In addition, the Company believes that combining services through the Senior Living Networks offering a range of care levels and services will also assist in filling available capacity.

Increase In-house Therapy Programs

The Company historically contracted with independent third parties to provide therapy services to its skilled nursing residents. Beginning in 2000, the Company greatly expanded its in-house therapy programs and now provides a range of therapy services to its independent living, assisted living, and skilled nursing residents, as well as persons who are not residents of one of the Company's communities. The therapy services provided by the Company include physical, occupational, and speech therapy services.

The Company typically begins providing in-house therapy services within a Senior Living Network by opening a clinic at a Retirement Center. As the program grows, additional satellite clinics are opened within the Senior Living Network, in nearby Retirement Centers or Free-standing ALs. The Company believes that by providing these in-house therapy services, it is able to maintain a consistent, high level of care to its residents, provide a closer relationship between the therapist and the resident, and provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. In addition, programs focused on the wellness and physical fitness allow the residents to maintain maximum independence.

The Company's in-house therapy programs have expanded from 43 clinics in nine Senior Living Networks as of December 31, 2000 to 74 clinics in 13 Senior Living Networks as of December 31, 2001. Total therapy revenue grew from $4.1 million in 2000 to $9.8 million in 2001. The Company's goal is to continue to grow therapy services revenues by adding additional clinics.

Quality Goals and Cost Management

Maintaining the Company's high quality of care and services is an important component of the Company's strategy. The Company dedicates significant resources to monitoring and enhancing the quality care provided in all of its communities. The Company's quality and compliance staff monitors compliance with the Company's on-going adherence to the highest standards through frequent resident satisfaction surveys and an anonymous call line for residents, families and employees to report any problems or concerns.

In order to provide competitively priced services and enhance the Company's financial performance, the Company must contain costs. The Company analyzes staffing and cost control issues, and carefully tracks each community on a monthly basis to determine whether financial results are within budgeted and forecasted ranges. Because of the substantial performance-based components of their compensation, managers are continuously motivated to maintain high levels of resident satisfaction and meet other key quality goals, while managing cost levels and achieving profitable growth.

Improve Operating Efficiencies

The Company's size has allowed it to centralize certain administrative and support functions that give its decentralized managerial operations cost-efficient support. The Company is one of the largest companies in a very fragmented senior living health care industry. Because the Company's business is dependent, to some extent, on personal relationships, the Company provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market and resident needs. In conjunction with this local operational authority, the Company provides, through its corporate office, services and support that may not be readily available to competing independent operators. These services include management support, national purchasing programs, marketing and business expertise, information technology, training, risk management, financial and administrative support, and human resource and legal expertise. The Company is currently or has recently implemented improved processes such as quality measurement indicators, new or improved information systems, and expanded employee training programs. The Company continues to seek ways to improve margins through increased cost efficiencies. The Company believes it has in place the platform required to provide these services without incurring added resources.

ACQUISITIONS AND OTHER TRANSACTIONS

During 2001, the Company acquired the leasehold interests in its remaining 12 Managed SPE Communities. See "Business - Managed SPE Communities".

On September 30, 2001, the Company acquired the interest of its joint venture partner in a Free-standing AL in Nashville, Tennessee for $300,000. The community has 96 units, of which 62 are assisted living and 34 are memory enhanced.

As part of its Refinancing Plan, on September 26, 2001, the Company acquired for $13.3 million a Retirement Center in Oak Park, Illinois, that the Company had previously leased. The community has 193 units, of which 179 are independent living and 14 are assisted living. The Company financed this acquisition by entering into a $13.0 million mortgage note. The Company entered into a sale lease-back transaction for this community during February 2002, see note 19 to Consolidated Financial Statements.

W.E. Sheriff, the Company's chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns a 128-bed nursing center, Freedom Plaza Care Center (FPCC), in Peoria, Arizona. Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. The Company anticipates that the terms of the lease will enable the Company to achieve positive net cash flow and net income from FPCC earlier than it would under the previous management arrangement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions."

During 2001, the Company completed two like-kind exchange transactions that deferred the taxable gain resulting from the sale in 2000 of a community located in Westlake, Ohio. In connection with the first like-kind exchange, the Company purchased land in Virginia and assumed a $12.1 million non-recourse mortgage loan. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various improved parcels of real property, and assumed a $15.2 million non-recourse mortgage loan. The various parcels of property are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

During June 2001, the Company sold its leasehold interest in its only California community, Rossmoor Regency. This leasehold interest was acquired by the Company in May 1998 as part of the Company's Senior Living Network strategy. During 1999, however, the Company discontinued its assisted living development and acquisition program prior to acquiring or developing communities complementary to Rossmoor Regency. The Company sold its leasehold interest in the community for $21.5 million. The Company used a majority of the sale proceeds to repay $15.6 million of debt associated with the property, resulting in an early payment penalty of $837,000, net of tax, which is recorded as an extraordinary item. The Company also recognized a $694,000 loss on the sale of assets.

GOVERNMENT REGULATION

The senior living and health care industries are subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. The Company's skilled nursing facilities and home health agencies are subject to federal certification requirements in order to participate in the Medicare and Medicaid programs. While a number of states have not yet enacted statutes or regulations specifically governing assisted living facilities, the Company's communities are subject to regulation, licensing, certificate of need ("CON") review, and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary by state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. The Company believes that such regulation will increase in the future, and that regulation of the assisted living industry is evolving and is likely to become more burdensome, although the Company is unable to predict the content of new regulations or their effect on its business. In the ordinary course of business, one or more of the Company's communities will be cited for operating or other deficiencies by regulatory authorities. In such cases, the appropriate corrective action will be taken.

There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns. In particular, the Department of Health and Human Services ("DHHS") has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These regulations, which were effective April 14, 2001, and have a compliance date of April 14, 2003, restrict how health care providers use and disclose individually identifiable health information. Under HIPAA, DHHS also has proposed regulations governing electronically maintained or transmitted health-related information. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically. A plan for compliance with these regulations must be submitted by October 16, 2002 and compliance with the submitted plan is required by April 14, 2003. Failure to comply with regulations enacted under HIPAA could result in civil and criminal penalties. The Company will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties. The Company's management believes that the Company should be able to replace or modify its systems and procedures to ensure compliance with HIPAA and such other legislation or regulations. Management does not expect costs incurred with relation to HIPAA to have a material impact on the Company's operating results.

Approximately 8.5%, 5.0%, and 4.4% of the Company's total revenues from continuing operations for the years ended December 31, 2001, 2000, and 1999, respectively, were attributable to Medicare, including Medicare-related private co-insurance and Medicaid. These reimbursement programs are subject to extensive regulation and frequent change, which may be beneficial or detrimental to the Company.

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

The Arizona Department of Insurance has notified the owner, Freedom Plaza Limited Partnership (FPLP), of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a guaranty relating to the financial performance of the community. Furthermore, the owner of the community has agreed to terminate the existing management agreement and to enter into a long-term lease with the Company upon the Department's approval of the Company as the "provider" at the community. The Company has submitted to the Arizona DOI an application for the Company to enter into the lease and become the provider for the community. The Department has preliminarily indicated that the proposed lease will result in the community's compliance with the applicable Arizona statute. The Company expects that the Department will issue its final approval during the first or second quarter of 2002. While the Company and owner believe that the owner's noncompliance with the net worth requirement is only a technical violation of law and that the community is in a strong financial position, there can be no assurance that the State of Arizona will approve the Company's application or that it will not enforce the law strictly or that the Company can successfully negotiate a lease with the owner of the community that is acceptable to both the Company and the Arizona DOI. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

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

COMPETITION

The senior living and health care services industry is highly competitive and the Company expects that providers within the industry will continue to be competitive in the future. During the mid- to late-1990's, a large number of assisted living units were developed. This additional capacity has had the effect of increasing the time required to fill assisted living units in most markets and has resulted in significant pricing pressures in those markets. The Company believes that the primary competitive factors in the senior living and health care services industry are (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered; (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives, many of whom may have greater financial resources than the Company. In addition, the Company competes with many assisted living companies that are currently insolvent or that are experiencing financial difficulties. These competitors may gain a competitive advantage over the Company as a result of the effect of bankruptcy, reorganization or other insolvency proceedings.

The Company believes it has a reputation as a leader in the industry and as a provider of high quality services. Because seniors tend to choose senior living communities near their homes or their families, the Company's principal competitors are other senior living and long-term care communities in the same local geographic areas as the Company's communities. The Company is one of the largest companies in the senior living health care industry and is not limited to a single geographic region. The Company's size has also allowed it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers. The market for these professionals has become very competitive, with resulting pressure on salaries and compensation levels. However, the Company believes it is able to attract and retain quality managers through its reputation, and through its incentive compensation system that directly rewards successful efforts and places a premium on profitable growth.

INSURANCE

The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically and the costs of obtaining such insurance has risen substantially in recent years.

With the Company's renewal of its liability insurance program effective July 1, 2001, the Company obtained coverage under a program with significantly lower deductibles. During the third quarter of 2001, as a result of several irregularities and unresolved issues related to this lower deductible liability insurance program, the Company was unable to confirm the integrity and viability of the new program. Consequently, the Company obtained replacement coverage from its previous provider, Lloyds of London. The Company believes that the irregularities relating to the lower deductible liability program are the result of the improper activities of various parties, and has commenced litigation against an insurance broker related to these issues. The Company has recovered most of the premiums that it paid in connection with the new program, and is vigorously pursuing recovery of costs related to certain excluded claims and other damages.

The Company's replacement liability insurance policy for the period from July 1, 2001 to December 31, 2001 contained significantly higher deductibles than in prior periods. Deductibles increased from $200,000 to $750,000 (depending on the type of claim) under the prior Lloyds of London policy, to deductibles of $200,000 to $3,000,000 (depending on the type of claim) under the new Lloyds of London policy. As a result of these increased deductibles, beginning in the third quarter of 2001, the Company incurred significantly higher insurance accruals for potential liability claims. Furthermore, as part of the renewal of the Company's insurance policies with Lloyds of London, four incidents were excluded from policy coverage. To date, the Company believes one of these incidents may result in liability and has reserved for the anticipated costs of the claim.

Effective January 1, 2002, the Company renewed its liability insurance program with its existing insurance carrier through December 31, 2002. The new policy contains the same deductibles as the Company's policy for the six months ended December 31, 2001, but requires increased premiums. In addition to its standard liability insurance, the Company also maintains underlying and umbrella excess liability protection policies (in the amount of up to $15.0 million in the aggregate for 2001 and up to $25.0 million in the aggregate for 2002). There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

EMPLOYEES

The Company employs approximately 8,100 persons. As of December 31, 2001, approximately 40 employees at a Free-standing AL in Cleveland, Ohio were represented by a labor union. In addition, during January 2002, approximately 40 employees at a Free-standing AL in Flint, Michigan voted to unionize. The Company is currently in collective bargaining negotiations with these employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning the executive officers of the Company.

       NAME             AGE                 POSITION
       ----             ---                 --------
W. E. Sheriff            59     Chairman and Chief Executive Officer
Christopher J. Coates    51     President and Chief Operating Officer
George T. Hicks          44     Executive Vice President - Finance, Chief
                                  Financial Officer, Secretary and Treasurer
H. Todd Kaestner         46     Executive Vice President - Corporate Development
James T. Money           54     Executive Vice President - Sales and Marketing
Gregory B. Richard       48     Executive Vice President - Community Operations
Terry L. Frisby          51     Senior Vice President - Human Resources/
                                  Corporate Culture and Compliance
Bryan D. Richardson      43     Senior Vice President - Finance
Ross C. Roadman          52     Senior Vice President - Strategic Planning and
                                  Investor Relations

W.E. SHERIFF has served as Chairman and Chief Executive Officer of the Company and its predecessors since April 1984. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.

CHRISTOPHER J. COATES has served as President and Chief Operating Officer of the Company and its predecessors since January 1993 and as a director of the Company since January 1998. From 1988 to 1993, Mr. Coates served as Chairman of National Retirement Company, a senior living management company acquired by a subsidiary of the Company in 1992. From 1985 to 1988, Mr. Coates was senior director of the Retirement Housing Division of Radice Corporation, following that company's purchase in 1985 of National Retirement Consultants, a company formed by Mr. Coates. Mr. Coates is the current Chairman of the Assisted Living Federation of America, and a former Chairman of the Board of Directors of the American Senior Housing Association.

GEORGE T. HICKS has served as Executive Vice President - Finance, Chief Financial Officer, Secretary and Treasurer since September 1993. Mr. Hicks has served in various capacities for the Company's predecessors since 1985, including Vice President - Finance and Treasurer from November 1989 to September 1993.

H. TODD KAESTNER has served as Executive Vice President - Corporate Development since September 1993. Mr. Kaestner has served in various capacities for the Company's predecessors since 1985, including Vice President - Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

JAMES T. MONEY has served as Executive Vice President - Sales and Marketing since September 1993. Mr. Money has served in various capacities for the Company's predecessors since 1978, including Vice President - Development from 1985 to 1993.

GREGORY B. RICHARD has served as Executive Vice President - Community Operations since January 2000. Mr. Richard was previously with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

TERRY L. FRISBY has served as Senior Vice President - Human Resources/Corporate Culture and Compliance since January 1999. Mr. Frisby served as Vice President - Corporate Culture and Compliance from July 1998 to January 1999. Prior to this Mr. Frisby was principal of a healthcare consulting business located in Nashville, Tennessee, from 1988 to 1998. Mr. Frisby serves on the Executive Council for Human Resources with the Assisted Living Federation of America.

BRYAN D. RICHARDSON has served as Senior Vice President - Finance since April 2000. Mr. Richardson was previously with a graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994.

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



RETIREMENT CENTER
                                                                            Resident Capacity(1)
                                                          ------------------------------------------------------
                                                                                                                   Commencement
           Community                   Location             IL          AL          ME          SN        Total   of Operations(2)
           ---------                   --------           -------     -------     -------     -------    -------  ----------------

OWNED(3):

Broadway Plaza                        Ft. Worth, TX           252          40           -         122        414       Apr-92

Carriage Club of Charlotte            Charlotte, NC           355          63          34          42        494       May-96

Carriage Club of Jacksonville       Jacksonville, FL          292          60           -           -        352       May-96

Freedom Plaza Sun City Center     Sun City Center, FL         542          22           4         113        681       Jul-98

Freedom Village Holland                Holland, MI            450          22          29          67        568       Jul-98

The Hampton at Post Oak                Houston, TX            162          39           -          56        257       Oct-94

Heritage Club                          Denver, CO             220          34           -           -        254       Feb-95

Holley Court Terrace                  Oak Park, IL            179          14                       -        193       Jul-93

Homewood at Corpus Christi         Corpus Christi, TX          60          29           -           -         89       May-97

Lake Seminole Square                  Seminole, FL            395          34           -           -        429       Jul-98

Parklane West                        San Antonio, TX            -          17           -         124        141       Jan-00

Parkplace                              Denver, CO             195          43          17           -        255       Oct-94

Richmond Place                        Lexington, KY           206          60          20           -        286       Apr-95

Santa Catalina Villas                  Tucson, AZ             217          70          15          42        344       Jun-94

The Summit at Westlake Hills           Austin, TX             167          30           -          90        287       Apr-92

Wilora Lake Lodge                     Charlotte, NC           142          44           -           -        186       Dec-97
                                                          -------     -------     -------     -------    -------
     Subtotal                                               3,834         621         119         656      5,230


LEASED:

Freedom Plaza Care Center(4)            Peoria, AZ               -          -         45          128        173       Jul-01

Freedom Village Brandywine(5)          Glenmore, PA            380         15         18           47        460       Jun-00

Homewood at Victoria(6)                Victoria, TX             60         30                       -         90       May-97

Imperial Plaza(7)                      Richmond, VA            850        152          -            -      1,002       Oct-97

Oakhurst Towers(8)                      Denver, CO             195          -          -            -        195       Feb-99

Park Regency(9)                        Chandler, AZ            154          -          -           66        220       Sep-98

Trinity Towers(10)                  Corpus Christi, TX         220         62         20           75        377       Jan-90

Westlake Village (11)                 Cleveland, OH            246         54          -            -        300       Oct-94
                                                           -------    -------    -------      -------    -------
     Subtotal                                                2,105        313         83          316      2,817


MANAGED(12):

Burcham Hills                        East Lansing, MI          138         49         55          133        375       Nov-78

Freedom Plaza Arizona(13)               Peoria, AZ             455         36         42          128        661       Jul-98

Freedom Square(14)                     Seminole, FL            497        107         69          192        865       Jul-98

Glenview at Pelican Bay                 Naples, FL             150          -          -           35        185       Jul-98

Somerby at Jones Farm(15)             Huntsville, AL           172         48          -            -        220       Apr-99

Somerby at University Park(15)        Birmingham, AL           148         91         28            -        267       Apr-99

The Towers                           San Antonio, TX           505          -          -            -        505       Oct-94
                                                           -------    -------    -------      -------    -------
     Subtotal                                                2,065        331        194          488      3,078
                                                           -------    -------    -------      -------    -------
     Total Retirement Centers                                8,004      1,265        396        1,460     11,125
                                                           =======    =======    =======      =======    =======

FREE-STANDING ASSISTED LIVING

                                                                              Resident Capacity(1)
                                                            ------------------------------------------------------
                                                                                                                     Commencement
           Community                     Location             IL          AL          ME          SN        Total   of Operations(2)
           ---------                     --------           -------     -------     -------     -------    -------  ----------------

OWNED(3):

Freedom Inn at Scottsdale              Scottsdale, AZ             -          94          24           -        118       Mar-01

Homewood at Air Force Village          San Antonio, TX            -          39           -           -         39       Nov-00

Homewood at Brookmont Terrace           Nashville, TN             -          62          34           -         96       May-00

Homewood at Deane Hill                  Knoxville, TN             -          78          29           -        107       Oct-98

Homewood at Sun City Center(16)      Sun City Center, FL          -          60          28           -         88       Aug-99

Homewood at Tarpon Springs           Tarpon Springs, FL           -          64           -           -         64       Aug-97

McLaren Homewood Village(17)              Flint, MI               -          81          41           -        122       Apr-00

Village of Homewood(18)                 Lady Lake, FL             -          32          14           -         46       Apr-98
                                                            -------     -------     -------     -------    -------
     Subtotal                                                     -         510         170           -        680


LEASED:

Bahia Oaks Lodge(19)                     Sarasota, FL            18          85           -           -        103       Jun-98

Broadway Plaza at Westover
Hills(20)                               Ft. Worth, TX             -          74          16           -         90       Feb-01

Hampton at Willowbrook(21)               Houston, TX              -          53          16           -         69       Jun-99

Hampton at Shadowlake(21)                Houston, TX              -          78          16           -         94       Apr-99

Heritage Club at Aurora(21)               Aurora, CO              -          80          17           -         97       Jun-99

Heritage Club at Greenwood
Village(22)                               Denver, CO              -          75          15          90        180       Nov-99

Heritage Club at Lakewood(21)            Lakewood, CO             -          78          16           -         94       Apr-00

Homewood at Bay Pines(10)             St Petersburg, FL           -          80           -           -         80       Jul-99

Homewood at Boca Raton(23)              Boca Raton, FL            -          60          18           -         78       Oct-00

Homewood at Boynton Beach(24)         Boynton Beach, FL           -          78          18           -         96       Jan-00

Homewood at Castle Hills(25)           San Antonio, TX            -          80          17           -         97       Feb-01

Homewood at Cleveland Park(24)          Greenville, SC            -          75          17           -         92       Aug-00

Homewood at Coconut Creek(24)         Coconut Creek, FL           -          81          18           -         99       Feb-00

Homewood at Delray Beach (24)          Delray Beach, FL           -          54          32           -         86       Oct-00

Homewood at Lakeway(26)                   Austin, TX              -          67          15           -         82       Sep-00

Homewood at Naples(26)                    Naples, FL              -          76          24           -        100       Sep-00

Homewood at Pecan Park(23)              Fort Worth, TX            -          80          16           -         96       Aug-00

Homewood at Richmond Heights(24)        Cleveland, OH             -          78          17           -         95       Feb-00

Homewood at Rockefeller Gardens(24)     Cleveland, OH             -         105          34           -        139       Dec-99

Homewood at Shavano Park(25)           San Antonio, TX            -          62          16           -         78       Jun-00

Hampton at Cypress Station(27)           Houston, TX              -          80          19           -         99       Feb-99

Hampton at Pearland(28)                  Houston, TX             15          53          16           -         84       Feb-00

Hampton at Pinegate(28)                  Houston, TX              -          81          16           -         97       May-00

Hampton at Spring Shadows(28)            Houston, TX              -          54          16           -         70       May-99

Summit at Northwest Hills(20)             Austin, TX              -         106          16           -        122       Aug-00
                                                            -------     -------     -------     -------    -------
     Subtotal                                                    33       1,873         421          90      2,417

MANAGED(12):

Homewood at Countryside(29)           Safety Harbor, FL           -          57          25           -         82       Oct-99
                                                            -------     -------     -------     -------    -------
     Total Free-standing
        Assisted Living                                          33       2,440         616          90      3,179
                                                            =======     =======     =======     =======    =======

     Grand Total                                              8,037      3,705        1,012       1,550     14,304
                                                            =======     =======     =======     =======    =======


-----------------------
(1) Current resident capacity by care level and type: independent living residences (IL), assisted living residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) (AL), memory enhanced (ME), and skilled nursing beds (SN).
(2) Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.
(3) The Company's owned communities are subject to mortgage liens or serve as collateral for various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(4) The Company entered into a lease for the community in 2001. The community is owned by Maybrook Realty, Inc., of which W.E. Sheriff, the Company's chairman and chief executive officer owns 50%. Leased pursuant to a term of nine years and six months, expiring December 31, 2010, with a renewal option of ten years. The Company also has an option to purchase the community at a predetermined price.
(5) The Company entered into a synthetic lease for the community in 2000. Leased pursuant to an operating lease with an initial term of five years expiring September 30, 2005, with a renewal option of one year.
(6) Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten-year terms.
(7) Leased pursuant to an operating lease expiring October 2017, with a seven-year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.
(8) Leased pursuant to a 14-year operating lease expiring February 2013 from a managed entity. The Company also has an option to purchase the community at the expiration of the lease term.
(9) Synthetic leased, pursuant to a five year operating agreement expiring September 2003, with renewal options for up to two additional one-year terms. The Company has an option to purchase the community at the expiration of the lease term.
(10) Leased pursuant to an operating lease expiring November 2007, with renewal options for up to three additional ten-year terms. The Company has a right of first refusal to purchase the community.
(11) During 2000, the Company sold the property and subsequently leased the property back from the buyer. Leased pursuant to a seven-year operating lease expiring December 31, 2007, with two renewal options of 13 and ten years. The sale lease-back agreement also includes a right of first refusal for the Company.
(12) Except as noted below, the Company's management agreements are generally for terms of five to ten years, but may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner's expense and receives a monthly fee for its services based either on a contractually fixed amount or percentage of revenues or income. As noted below, certain of the communities managed by the Company are owned by affiliates of the Company.
(13) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owners, including an entity affiliated with Mr. Roskamp, a former director of the Company. The Company is currently negotiating with the owner of this Community to convert its existing management agreement into a long-term operating lease. See note 21 to the Consolidated Financial Statements.
(14) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owner, Mr. Roskamp, a former director of the Company, and an entity affiliated with Mr. Roskamp. The Company has an option to purchase the community at a predetermined price.
(15) The management agreements grant ARC options to purchase the communities upon achievement of stabilized occupancy at formula-derived prices.
(16) Owned by a joint venture in which the Company owns a 50% interest.
(17) Owned by a joint venture in which the Company owns a 37.5% interest.
(18) Owned by a joint venture in which the Company owns a 50% interest.
(19) Synthetic leased, pursuant to a five-year operating agreement expiring June 30, 2003, with renewal options for up to five additional one-year terms, from an unaffiliated SPE that acquired the community from a general partnership of which Robert G. Roskamp, a former director of the Company, is a partner. The Company also acquired an option to purchase the community at the expiration of the lease term.
(20) During 2001, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Synthetic leased, pursuant to operating lease agreements expiring April 1, 2007 through January 1, 2010, with renewal options for up to five additional one-year terms.
(21) During 2001, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to operating leases expiring April 1, 2007 through January 1, 2010, with renewal options for up to five additional one-year terms.
(22) During 2000, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from an SPE affiliated with John Morris, a director of the Company. Synthetic leased pursuant to an operating lease expiring April 30, 2013, with renewal options for up to four additional ten-year terms.
(23) During 2000, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to an operating lease expiring July 1, 2007, with renewal options for up to two additional one-year terms. The Company also has an option to purchase the community at the expiration of the lease term.
(24) During 2001, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from an SPE affiliated with John Morris, a director of the Company. Synthetic leased pursuant to operating leases expiring April 1, 2007 through December 31, 2017, with renewal options for up to five additional one-year terms.
(25) During 2000, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Synthetic leased pursuant to an operating lease expiring July 1, 2007, with renewal options for up to two additional one-year terms. The Company also has an option to purchase the community at the expiration of the lease term.
(26) During 2000, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from an SPE affiliated with John Morris, a director of the Company. Leased pursuant to an operating lease expiring April 30, 2013, with renewal options for up to four additional ten-year terms.
(27) During 2000, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to an operating lease expiring April 1, 2012, with renewal options for up to three additional five-year terms.
(28) During 2000, the Company acquired the assets and/or leasehold interests and assumed certain liabilities from a managed SPE. Leased pursuant to an operating lease expiring June 24, 2012, with renewal options for up to four additional ten-year terms.
(29) The community is managed pursuant to a management agreement that provides for the payment of a management fee based on a percentage of gross revenues of the community.

ITEM 3. LEGAL PROCEEDINGS

The ownership of property and provision of services related to the retirement industry entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims that management believes meets industry standards. In conjunction with its July 1, 2001 renewal, four incidents were excluded from policy coverage. To date, the Company believes one of these incidents may result in liability, which has been accrued for as of December 31, 2001. See "Business
- Insurance." There can be no assurance that the Company will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

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

        Year Ended December 31, 2001         High          Low
        ----------------------------         ----          ---

        First Quarter                       $ 5.400      $ 2.900
        Second Quarter                        3.950        3.000
        Third Quarter                         4.150        3.310
        Fourth Quarter                        3.600        1.780

        Year Ended December 31, 2000         High          Low
        ----------------------------         ----          ---

        First Quarter                       $ 8.750      $ 5.875
        Second Quarter                        8.625        5.125
        Third Quarter                         6.250        4.625
        Fourth Quarter                        7.000        3.010

As of March 21, 2002, there were 476 shareholders of record and approximately 1,950 persons or entities holding Common Stock in nominee name.

It is the current policy of the Company's Board of Directors to retain all future earnings to repay debt obligations. Accordingly, the Company does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

The Company did not sell any securities during the year ended December 31, 2001 without registration under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

The Company's completed its IPO was in May 1997. Simultaneously with the IPO, certain predecessor entities were reorganized with the result that all of its assets and liabilities were contributed to the Company, and therefore certain information is presented on a pro-forma basis. Also, on July 14, 1998, the Company acquired privately-held Freedom Group, Inc. ("FGI") and certain entities affiliated with FGI and Robert G. Roskamp, FGI's Chairman. The acquisition resulted in seven additional Retirement Centers (three owned and four managed).

                                                                  Years Ended December 31,
                                             -----------------------------------------------------------------
                                               2001          2000          1999          1998          1997
                                             ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:                               (in thousands, except per share data)

     Revenues:
 Resident and health care                    $ 253,920     $ 200,805     $ 164,592     $ 130,036     $  88,416
 Management and development services             2,296         5,309        10,678        12,321         1,765
                                             ---------     ---------     ---------     ---------     ---------
    Total revenues                             256,216       206,114       175,270       142,357        90,181

Operating expenses:

    Community operating expense                179,718       138,670       105,978        82,698        54,921
    General and administrative                  29,297        19,420        15,020        10,581         6,717
    Lease expense(1)                            35,367        18,267        12,985         9,063         3,405
    Depreciation and amortization               19,737        16,587        13,501        10,025         6,632
    Amortization of leasehold acquisition        1,980           555           191          --            --
    costs
    Asset impairments and other losses           6,343          --          12,536          --            --
    Merger related costs                          --            --            --             994          --
                                             ---------     ---------     ---------     ---------     ---------
       Total operating expenses                272,442       193,499       160,211       113,361        71,675
                                             ---------     ---------     ---------     ---------     ---------
       Operating (loss) income                 (16,226)       12,615        15,059        28,996        18,506
                                             ---------     ---------     ---------     ---------     ---------
Other income (expense):
    Interest expense                           (38,135)      (36,517)      (23,668)      (17,924)      (15,056)
    Interest income                             10,540        14,791         9,123         4,092         2,675
    Gain (loss) on sale of assets               (1,005)          267         3,036            80            35

    Equity in loss of managed SPE
      communities                               (5,029)       (2,234)         (374)         --            --
    Lease income                                 2,852         1,348          --            --            --
    Other                                          623          (476)         (314)         (242)          (36)
                                             ---------     ---------     ---------     ---------     ---------
            Other expense, net                 (30,154)      (22,821)      (12,197)      (13,994)      (12,382)
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
  operations before income taxes,
  minority interest extraordinary
  item and cumulative effect of change
  in accounting principle                      (46,380)      (10,206)        2,862        15,002         6,124
Income tax expense (benefit)                   (11,837)       (3,523)        1,087         5,652         4,435
                                             ---------     ---------     ---------     ---------     ---------

Income (loss) from continuing operations
  before minority interest, extraordinary
  item and cumulative effect of change in
  accounting principle                         (34,543)       (6,683)        1,775         9,350         1,689
Minority interest, net of tax                      (92)          961           277          --            --
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing operations
  before extraordinary item and
  cumulative effect of change in
  accounting principle                         (34,635)       (5,722)        2,052         9,350         1,689
Discontinued operations, net of tax:
    Income (loss) from home health                --            --            --          (1,244)         (155)
  operations
    Write-off of home health assets               --            --            --            (902)         --
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle                         (34,635)       (5,722)        2,052         7,204         1,534
Extraordinary loss on extinguishment of
    debt, net of tax                              (287)         (124)         --            --          (6,334)
Cumulative effect of change in accounting
  for start-up costs, net of tax                  --            --            --            (304)         --
                                             ---------     ---------     ---------     ---------     ---------
Net income (loss) available for
  distribution to partners and
  shareholders                               $ (34,922)    $  (5,846)    $   2,052     $   6,900     $  (4,800)
                                             =========     =========     =========     =========     =========
Distribution to partners, excluding
    preferred distributions                  $    --       $    --       $    --       $    --       $   2,500
                                             =========     =========     =========     =========     =========

(1) For the year ended December 31, 2001, lease expense includes $7.9 million of lease expense related to residual value guarantees. See "Business - Sale Lease-back Transactions."

                                                                         Years Ended December 31,
                                                   ------------------------------------------------------------------
                                                      2001          2000          1999          1998           1997
                                                   ----------     ---------     ---------     --------       --------
                                                                    (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:

Pro forma earnings data:

   Income from continuing operations before
       income taxes and extraordinary item                                                                   $  6,124

   Pro forma income tax expense
                                                                                                                2,210
                                                                                                             --------
   Pro forma income from continuing
       operations before extraordinary item                                                                     3,914

   Loss from home health operations, net of
       pro forma tax                                                                                             (155)
                                                                                                             --------
   Pro forma income before extraordinary
       item available for distribution to
       partners and shareholders                                                                             $  3,759
                                                                                                             ========

   EARNINGS (LOSS) PER SHARE:

   Basic earnings (loss) per share from
       continuing operations before
       extraordinary item and cumulative
       effect of change in accounting
       principle                                   $    (2.03)    $   (0.34)    $    0.12     $   0.67
                                                   ==========     =========     =========     ========
   Basic earnings (loss) per share                 $    (2.03)    $   (0.34)    $    0.12     $   0.49
                                                   ==========     =========     =========     ========
   Pro forma basic earnings per share before
       extraordinary item available for
       distribution to partners and
       shareholders                                                                                          $   0.36
                                                                                                             ========

   Weighted average basic shares outstanding           17,206        17,086        17,129       13,947         10,577
                                                   ==========     =========     =========     ========       ========

   Diluted earnings (loss) per share from
       continuing operations before
       extraordinary item and cumulative
       effect of change in accounting
       principle                                   $    (2.03)    $   (0.34)    $    0.12     $   0.66
                                                   ==========     =========     =========     ========
   Diluted earnings (loss) per share               $    (2.03)    $   (0.34)    $    0.12     $   0.49
                                                   ==========     =========     =========     ========
   Pro forma diluted earnings per share
       before extraordinary item available
       for distribution to partners and
       shareholders                                                                                          $   0.35
                                                                                                             ========
   Weighted average diluted shares
       outstanding                                     17,206        17,086        17,177        14,074        10,675
                                                   ==========     =========     =========      ========      ========

   Cash earnings per common share(2)               $     0.14     $    0.65     $    1.47     $    1.21     $    0.17
                                                   ==========     =========     =========     =========     =========

(2) Income (loss) before extraordinary item and cumulative effect of change in accounting principle, plus the $7.9 million of synthetic lease expense related to residual value guarantees (see (1) above), depreciation and amortization, asset impairment and other loss, and gain(loss) on sale of assets per diluted share. While cash earnings per common share is not a GAAP measurement, the Company believes it is relevant in analyzing its operating results.

                                                                             At  December 31,
                                                  -------------------------------------------------------------------
                                                    2001           2000           1999          1998          1997
                                                  ---------      ---------      ---------     ---------     ---------
                                                                             (in thousands)

BALANCE SHEET DATA:
Cash and cash equivalents                         $  19,334      $  19,850      $  21,881     $  20,400     $  44,583
Working capital (deficit)(3)                       (375,831)        14,280         23,590        25,804        47,744
Land, buildings and equipment, net                  525,174        473,062        431,560       388,404       229,898
Total assets                                        850,191        792,480        740,411       595,854       317,154
Long-term debt, including current portion (3)       562,125        483,690        435,988       300,667       237,354
Refundable portion of life estate fees               46,309         44,739         43,386        48,805          --
Shareholders' equity                                107,548        141,957        148,168       145,842        53,918

(3) The working capital deficit at December 31, 2001 includes the current portion of long-term debt of $371.7 million.

QUARTERLY RESULTS

The following table presents certain quarterly operating results for each of the Company's last eight fiscal quarters, derived from the Company's unaudited financial statements. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                                 2001 Quarter Ended
                                               ---------------------------------------------------------       Year Ended
                                                Mar 31          June 30         Sept 30        Dec 31(1)      Dec 31, 2001
                                               ---------       ---------       ---------       ---------      ------------
                                                           (dollar amounts in thousands, except share data)

STATEMENT OF OPERATIONS DATA:
Total revenues                                 $  60,381       $  63,369       $  66,051       $  66,415       $ 256,216
Net loss                                          (2,818)         (4,606)         (4,441)        (23,057)        (34,922)

LOSS PER SHARE:
Basic                                          ($   0.16)      ($   0.27)      ($   0.26)      ($   1.34)      ($   2.03)
Weighted average basic shares outstanding         17,135          17,200          17,239          17,248          17,206
Diluted                                        ($   0.16)      ($   0.27)      ($   0.26)      ($   1.34)      ($   2.03)
Weighted average diluted shares
   outstanding                                    17,135          17,200          17,239          17,248          17,206

(1) During the quarter ended December 31, 2001, the Company recorded $6.3 million in losses related to four properties due to development delays. The Company also recorded costs to increase its self-insurance liability reserves and recognized a $2.5 million charge related to an assessment on Medicaid reimbursement. In addition, during the quarter ended December 31, 2001, the Company recorded $7.9 million of lease expense related to the determination of residual value guaranty losses for six communities at which the Company intends to terminate the leases. See "Business - Sale Lease-back Transactions."

                                                                 2000 Quarter Ended
                                               -------------------------------------------------------       Year Ended
                                                Mar 31         June 30         Sept 30         Dec 31       Dec 31, 2000
                                               ---------      ---------       ---------       ---------     ------------
                                                              (dollar amounts in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total revenues                                 $  46,777      $  48,762       $  53,432       $  57,143       $ 206,114
Net income (loss)                                    620           (652)         (1,742)         (4,072)         (5,846)

EARNINGS (LOSS) PER SHARE:
Basic                                          $    0.04      ($   0.04)      ($   0.10)      ($   0.24)      ($   0.34)
Weighted average basic shares outstanding         17,138         17,146          17,024          17,037          17,086
Diluted                                        $    0.04      ($   0.04)      ($   0.10)      ($   0.24)      ($   0.34)
Weighted average diluted shares
   outstanding                                    17,249         17,146          17,024          17,037          17,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The Company currently operates 65 senior living communities in 14 states with an aggregate capacity for approximately 14,300 residents. The Company currently owns 24 communities, leases 33 communities pursuant to long-term leases (including 14 synthetic leases), and manages eight communities.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company's financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of our financial statements are more fully described in note 2 to the Consolidated Financial Statements.

Revenue Recognition and Assumptions of Lifecare Communities

Certain of the Company's Retirement Centers provide housing and health care services through lifecare contracts and entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The recognition of lifecare revenue requires the use of various actuarial estimates. The Company recognizes revenue by recording the nonrefundable portion of the residents' entrance fee as deferred life estate income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. The Company periodically assesses the reasonableness of its mortality tables and other actuarial assumptions.

Adequacy of Allowance for Doubtful Accounts

The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical payment trends, analyses of receivable portfolios by payor source and aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in legislation or economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

During 2001, 8.5% of the Company's resident and health care revenues were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. The Company accrues contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if the Company has not agreed to or is appealing the assessment. Based upon final settlements with third party payor programs, subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues upon final settlement during the year of service, or in general and administrative expense upon final settlement subsequent to the year of service.

Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. The Company maintains property, general liability and professional malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The Company reviews the adequacy of its accruals related to general and professional liability and workers' compensation claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors, and adjusts accruals periodically. Changes in fact patterns or industry development factors could have a significant impact on the required accrual levels. On January 1, 2002, the Company became self-insured for medical coverage. Estimated costs related to these self-insurance programs will be accrued based on known claims and projected claims incurred but not reported.

Leasehold Acquisition Costs

At December 31, 2001 and 2000, the Company had $33.5 million and $16.1 million, respectively, of leasehold acquisition costs. During 2001 and 2000, the Company acquired leasehold interests in 26 Free-standing ALs, that previously were Managed SPE Communities. These acquisitions resulted in $19.3 million and $15.7 million of leasehold acquisition costs in 2001 and 2000, respectively. The terms of the leasehold interests acquired range from July 2005 to April 2013. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements. Accumulated amortization and amortization expense for the years ended December 31, 2001 and 2000 were $2.7 million and $2.0 million and $750,000 and $555,000, respectively. The Company assesses the leasehold acquisition costs for impairment based upon the amount of estimated undiscounted future cash flows over the remaining lease terms. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it intends to exercise its termination rights under its fourteen synthetic leases, during the first and second quarters of 2002. Accordingly, the Company has accelerated the amortization of the leasehold acquisition costs for these communities over an expected lease term ending March 31, 2002. See "-- Sale Lease-back Transactions" and "Business - Synthetic Lease Communities."

Sale Lease-back Transactions

The Company's synthetic leases (See "Business - Synthetic Lease Communities") contain termination rights whereby the Company as lessee has the right to terminate the leases and acquire the leased assets in exchange for the assumption of related debt balances, forgiveness of notes receivable, and the repayment of the lessor's equity. Upon termination or expiration of the synthetic leases, the Company may either purchase the property from the lessor at a predetermined amount, sell the property to a third party, or request renewal of the lease agreement. If the property is sold to a third party for less than the original cost, net of debt amortization, the Company is obligated, under residual value guarantees, to pay the lessor an amount equal to any shortfall, not to exceed approximately 85% of the original cost of the communities. See note 17 to the Consolidated Financial Statements.

During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it will exercise its termination rights under these fourteen synthetic leases during 2002. As a result of the termination of these synthetic leases, the Company will become the direct owner of each community for financial reporting purposes. Upon completion of these transactions, the Company will not have any remaining synthetic leases. The Company does not expect to incur any significant losses in connection with the termination of the synthetic leases.

In conjunction with the Refinancing Plan, the Company intends to terminate the synthetic lease and subsequently enter into sale lease-back transactions with respect to eight of the fourteen synthetic lease communities during the first and second quarters of 2002. These transactions are expected to raise gross proceeds of approximately $76.2 million. In connection with the termination and sale lease-back of these eight communities, the Company will recognize a loss of approximately $33.7 million, which will be recorded as lease expense due to residual value guarantees. Of the $33.7 million of lease expense, the Company recorded $7.9 million during the quarter ended December 31, 2001, and anticipates that it will complete the sale lease-back transactions and record the balance of approximately $25.8 million of additional lease expense during the first and second quarters of 2002. See "Business - Synthetic Lease Communities" and "--Sale Lease-back Transactions."

Lease Classification

As of December 31, 2001, the Company operates many of its senior living communities under long-term leases. Certain of these leases provide for various additional lease payments, as well as renewal options. The Company, as the lessee, makes a determination with respect to each of these leases, whether they should be accounted for as operating leases or capital leases. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company's effective cost of funds, and on the economic life of the community.

Goodwill

Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the risk of the acquired operations. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

The Company has $36.5 million of unamortized goodwill as of December 31, 2001, which will be subject to the transition provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets". The Company will evaluate the existence of impairment under SFAS No. 142 by the end of the second fiscal quarter of 2002. Inherent in the policies regarding goodwill are the significant management judgments regarding the ongoing cash flow potential of the acquired communities which generated the goodwill. At this time, because it has not finished its analysis regarding implementation of SFAS No. 142, the Company cannot reasonably estimate the ultimate effect that this new statement will have on its consolidated financial statements. See Notes 2(h) and 2(u) to the Consolidated Financial Statements.

Purchase Options

Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or the Company determines it is no longer probable that the property will be acquired. The Company currently has purchase options related to four communities amounting to $17.4 million. The Company estimates that an option with a recorded value of $6.0 million will expire in April 2004, based upon variable termination clauses dependent upon occupancy, an option with a recorded value of $1.0 million will expire in December 2012 and an option with a recorded value of $10.4 million will expire in October 2017. The Company intends to exercise these purchase options.

Recognition of Contingent Earn-outs

During 2001, as part of two sale lease-back transactions with a third party buyer, the Company recognized losses on sale of assets of $918,000, net of estimated contingent earn-outs of $2.1 million (out of a maximum of $4.0 million). The earn-out provisions of the lease agreements specify certain criteria that must be met to earn the earn-out consideration. Based upon its reviews of the earn-out criteria, the Company believes that these estimated amounts are realizable, however, actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

The Company's revenues from continuing operations are comprised of Resident and health care revenues, which includes revenues from the Company's owned and leased communities and Management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The following table sets forth each of the components of the Company's revenues and show each as a percentage of the total revenues for the years 2001, 2000 and 1999:

                                                                    2001        2000        1999
                                                                    ----        ----        ----
     Resident and health care revenues:
          Monthly service fees and ancillary revenues from
              independent and assisted living residents              74.9%       77.5%       76.3%
          Per diem charges from skilled nursing and therapy          21.6%       17.6%       14.3%
              services
          Amortization of non-refundable entrance fees(1)             2.5%        2.4%        2.9%
     Management and development services                              1.0%        2.5%        6.5%
                                                                    -----       -----       -----
     Total revenues                                                 100.0%      100.0%      100.0%
                                                                    =====       =====       =====

     (1) Amortized over each resident's actuarially determined life expectancy (or building life for contingent refunds).

Certain of the Company's Retirement Centers provide housing and health care services through limited lifecare contracts and entrance fee agreements with residents. See "Business - Care and Services Programs - Lifecare and Entrance Fee Arrangements".

The Company's management agreements are generally for terms of three to 20 years, but certain of such agreements may be canceled by the owner of the community, without cause, on three to six months' notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners' expense, and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. Two of the Company's management agreements are for communities with aggregate resident capacity for approximately 1,500 residents and have terms of twenty years, with two ten year renewals and include a purchase option for one of the communities. The management fee for these two agreements is equal to all cash received from these two communities in excess of operating and financing expenses and certain cash payments to the owner of the community. The Company's existing management agreements expire at various times through June 2018.

SEGMENT RESULTS

The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs.

The Retirement Centers are generally comprised of the Company's CCRCs and lifecare communities and its independent living communities, including those at which assisted living and/or nursing services are provided. The Retirement Centers are established communities with strong reputations within their respective markets, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Company's Retirement Centers form the core segment of the Company's business and comprise 31 of 65 communities that the Company operates, with capacity for approximately 11,100 residents, representing approximately 78% of the total resident capacity of the Company's communities. At December 31, 2001, 2000 and 1999 the Company's Retirement Centers had occupancy rates of 93%, 93% and 91%, respectively.

The Company has also developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. Free-standing ALs are much smaller than Retirement Centers and generally are stand-alone communities that are not located on a Retirement Center campus. Most Free-standing ALs provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. During the last several years and continuing through 2001, the Free-standing AL market has suffered from adverse market conditions, including significant overcapacity in most markets, longer than anticipated fill-up periods, price discounting and price pressures. The Company expects these conditions to continue for the intermediate term. Although the Company ceased development of any additional Free-standing ALs in late 1999, many that were already in development were opened during 2000 and early 2001. The Company's community operating results include only the Free-standing ALs that the Company owns or leases. The number of Free-standing ALs included in the Company's consolidated operations grew as a result of acquisitions of Free-standing ALs and leasehold interests of Managed SPE Communities, including leasehold interests in ten Managed SPE Communities acquired as of December 31, 2001. See also

"Business - Operating Segments" and "Item 2 - Properties" for additional information on the Company's Free-standing AL communities.

The Company operates 34 Free-standing ALs, with capacity for approximately 3,200 residents, representing approximately 22% of the total resident capacity of the Company's communities. Many of these Free-standing ALs are in the fill-up stage. At December 31, 2001, 2000 and 1999 the Company's Free-standing ALs had occupancy rates of 65%, 51% and 49%, respectively. As of the fourth quarter of 2001, the occupancy of these Free-standing ALs has improved to the point that they generated positive community EBITDAR. On an operating income basis, they are still generating losses after lease, amortization and depreciation expense.

The following table sets forth certain selected financial and operating data on an operating segment basis(1) (in thousands).

                                         2001           2000           1999
                                       ---------      ---------      ---------
       Revenues:

           Retirement Centers          $ 216,570      $ 188,956      $ 159,531
           Free-standing ALs(2)           37,350         12,099          4,959
           Corporate/Other (4)             2,296          5,059         10,780
                                       ---------      ---------      ---------
                Total                    256,216        206,114        175,270
                                       =========      =========      =========

       NOI / Community EBITDAR:(3)

           Retirement Centers             76,374         65,241         58,722
           Free-standing ALs                (690)        (2,851)             6
           Corporate/Other               (28,483)       (14,366)        (4,456)
                                       ---------      ---------      ---------

                Total                     47,201         48,024         54,272
                                       =========      =========      =========

       Total Assets:

           Retirement Centers            509,732        523,113        515,083
           Free-standing ALs             241,069        214,660        160,661
           Corporate/Other                99,390         54,707         64,667
                                       ---------      ---------      ---------
                Total                    850,191        792,480        740,411
                                       =========      =========      =========

     (1) Selected financial and operating data does not include any inter-segment transactions or allocated costs.

     (2) Free-standing AL revenues represent the Company's consolidated revenues for the period throughout the year the communities were owned or leased. The Company acquired leasehold interests of 12 Managed SPE Communities during 2001, including leasehold interests in ten Managed SPE Communities that were acquired as of December 31, 2001. The results of these communities are reflected in the Company's income statement from the date of acquisition and, therefore, do not reflect a full year of operations.

     (3) Net Operating Income ("NOI"), or Community EBITDAR is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of Managed SPE Communities, other income (expense), minority interest, and extraordinary items.

     (4) Corporate/Other Revenues represent the Company's development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs.

The following table presents, on a pro forma basis, quarterly community results on a segment basis for each of the Company's last eight fiscal quarters (2001 and 2000), assuming that all communities currently owned or leased were consolidated for the entire period. As a result, the operating results for 24 Retirement Centers and 31 Free-standing ALs owned or leased as of December 31, 2001, plus one Free-standing AL that became owned as of January 1, 2002 (for a total of 32 Free-standing ALs) are included for all quarters shown. This information is presented in order to show the historical results of the communities that currently make up each segment (many of which were not consolidated in some or all quarters shown). Communities managed as of December 31, 2001, communities sold during the period and unconsolidated joint ventures are excluded from all quarters shown. While this pro forma information is not presented in accordance with generally accepted accounting principles, the Company believes such information is useful in evaluating the Company's performance. The pro forma results of any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. All dollar amounts are in thousands.


 Pro forma segment results:
                                                       2001 Quarter Ended
                                  ---------------------------------------------------------------        Year Ended
                                  March 31           June 30           Sept 30           Dec 31         Dec 31, 2001
                                  ---------         ---------         ---------         ---------       ------------

    Retirement Centers
         Revenues                 $  52,143         $  54,105         $  54,893         $  55,928        $ 217,069
         Community EBITDAR           18,978            18,852            18,318            19,738           75,886

    Free-standing ALs
         Revenues                    11,927            13,716            15,160            16,465           57,268
         Community EBITDAR           (1,769)             (473)              (86)              648           (1,680)



                                                        2000 Quarter Ended
                                  ---------------------------------------------------------------        Year Ended
                                  March 31           June 30           Sept 30           Dec 31         Dec 31, 2000
                                  ---------         ---------         ---------         ---------       ------------

    Retirement Centers
         Revenues                 $  46,620         $  47,565         $  48,930         $  50,878         $ 193,993
         Community EBITDAR           15,828            16,242            16,249            17,200            65,519

    Free-standing ALs
         Revenues                     5,920             7,438             8,217            10,107            31,682
         Community EBITDAR           (2,633)           (2,940)           (2,817)           (2,191)          (10,581)

This pro forma table shows the significant trends in each of the two business segments. Retirement Center revenues have shown consistent grown as a result of price increases for new residents, increasing occupancy and filling expansions at certain communities, growth of therapy services and expanding other service offerings. These revenue increases, as well as control of expenses and recoupment of expense increases through rate increases to current residents, have resulted in proportionally larger increases in community EBITDAR from Retirement Centers.

During 1999 and 2000, many new Free-standing AL communities were opened and added significant unit capacity to that portfolio. The trend above shows the Free-standing AL revenue increase resulting primarily from increased occupancy as communities fill. Selective price increases and growth of ancillary revenues are also beginning to increase revenue. While more prolonged than expected, the portfolio has experienced decreasing EBITDAR losses from the increasing occupancy. For the first time, the Free-standing AL's recorded a positive EBITDAR for the fourth quarter of 2001 as result primarily of reaching a census level able to sustain current operating expenses. As the communities continue to fill, the Company expects this EBITDAR to increase.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

Revenues. Total revenues were $256.2 million in 2001, compared to $206.1 million in 2000, representing an increase of $50.1 million, or 24.3%. Resident and health care revenues increased by $53.1 million, and management and development services revenue decreased by $3.0 million during the period. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $25.1 million as a result of the increase in the number of Free-standing ALs included in the Company's consolidated operations during 2000 and 2001, as well as the continued fill-up of these communities, (b) $5.2 million and $3.2 million, respectively, attributable to the full year of the May 2000 long-term lease of Freedom Village Brandywine and the six months related to the July 2001 long-term lease of Freedom Plaza Care Center, (c) an increase of $5.6 million in revenue from therapy services, and (d) $6.9 million attributable to increased capacity as a result of Retirement Center expansions. The remaining increase relates primarily to increased average occupancy and additional entrance fee revenues.

Management and development services revenue decreased by $3.0 million and decreased as a percentage of total revenue to 0.9% in 2001 from 2.6% in 2000. The decrease is primarily related to the decrease in the number of managed communities from 20 at December 31, 2000 to eight at December 31, 2001, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. In late 1999, the Company discontinued new development of Free-standing ALs, for which the Company received development fees, resulting in a decrease in development fees of $854,000 during 2001.

For all of its communities, the Company had an occupancy rate of 86% as of December 31, 2001, compared to 83% as of December 31, 2000. The increase in the total occupancy rate is a result of increased occupancy at the Free-standing ALs and expansions that opened during 2001 and 2000.

Retirement Center resident and health care revenues were $216.6 million in 2001, compared to $189.0 million in 2000, representing an increase of $27.6 million, or 14.6%. This increase resulted primarily from additional revenues as a result of the long-term lease of Freedom Village Brandywine and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2001. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $12.1 million in 2000 to $37.4 million in 2001. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 18 to 33 communities (twelve leasehold interests were acquired during 2001, but ten of the twelve were acquired on December 31, 2001 and as such were not included in 2001 operations), as well as increased occupancy at these communities during the year.

Community Operating Expense. Community operating expense increased to $179.7 million in 2001, as compared to $138.7 million in 2000, representing an increase of $41.0 million, or 29.6%. The increase in community operating expense was primarily attributable to expansions and communities acquired or leased during 2000 and 2001. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to 13 communities during 2001. Community operating expense as a percentage of resident and health care revenues increased to 70.8% from 69.1% for 2001 and 2000, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2000, the majority of which are in the fill-up stage. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2000 and 2001 complete the fill-up stage.

Retirement Center operating expenses were $140.2 million in 2001, compared to $123.7 million in 2000, representing an increase of $16.5 million, or 13.3%. Approximately $4.0 million of this increase was attributable to the full year of the May 2000 long-term lease of Freedom Village Brandywine. Approximately $3.4 million of this increase was attributable to the July 1, 2001 (six months) of long-term lease of FPCC. In addition, the expansions at several Retirement Centers increased operating expenses by $4.1 million. Finally, $2.7 million of the increase related to expenses associated with increased therapy services during 2001. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $16.3 million in 2000 to $38.0 million in 2001. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 18 to 33 communities (twelve leasehold interests were acquired during 2001, but ten of the twelve were acquired on December 31, 2001 and as such were not included in 2001 operations), as well as increased occupancy at these communities during the year.

General and Administrative. General and administrative expense increased to $29.3 million for 2001, as compared to $19.4 million for 2000, representing an increase of $9.9 million, or 50.9%. Over $3.9 million of this increase relates to additional accruals for general and professional liability claims, workers' compensation, and other insurance related accruals, primarily as a result of changes in our insurance program and general conditions in the insurance markets. In addition, approximately $2.5 million of the increase relates to an assessment on 1998 Medicare reimbursements at a community managed by the Company and $1.1 million relates to bad debt provisions for various assessments received on prior year home health reimbursements. The home health assessments are the result of cost report denials related to the period 1996 through 1999, which the Company is vigorously contesting. The remaining increase reflects increases in overhead support costs associated with additional Free-standing ALs in various geographic areas, as well as salaries and benefits associated with the operation of an increased number of communities. General and administrative expense as a percentage of total revenues increased to 11.4% compared to 9.4% for 2001 and 2000, respectively.

EBITDAR (Community NOI). EBITDAR decreased $823,000 from $48.0 million in 2000 to $47.2 million in 2001 as further described below.

Retirement Center EBITDAR increased $11.1 million, or 17.1%, from $65.2 million for 2000 to $76.4 million for 2001. This increase primarily relates to the May 2000 and July 2001 additions of the long-term leases of Freedom Village Brandywine and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR losses decreased by $2.2 million, to a $690,000 loss in 2001 from a $2.9 million loss in 2000 as a result of the improved occupancy. As a result of occupancy gains throughout 2001, EBITDAR from Free-standing ALs reached breakeven for the fourth quarter of 2001, netting a positive EBITDAR for the first time since the opening of a large number of new communities during 1999 through 2001.

Other EBITDAR losses increased by $14.1 million to $28.5 million in 2001 resulting from: (a) a $3.0 million reduction in management and development fees,
(b) approximately $3.9 million related to general liability and workers' compensation claim provisions, (c) $2.5 million related to an assessment on 1998 Medicare reimbursement of a community the Company manages (see note 17 of the Consolidated Financial Statements) and (d) $1.1 million related to bad debt provisions for trade receivables and assessments received during 2001 related to prior year home health reimbursements. The remaining decrease relates to additional costs associated with therapy services, marketing, corporate operations, human resources, financial services and overhead, and increased senior living network and assisted living management costs.

Lease Expense. Lease expense increased $17.1 million from $18.3 million for 2000 to $35.4 million for 2001. Lease expense (excluding synthetic leases) increased to $17.4 million for 2001, as compared to $12.0 million for 2000, representing an increase of $5.3 million, or 44.3%. This increase was attributable to ten additional leases entered into by the Company during 2000 and 2001, consisting of two Retirement Center leases (Freedom Plaza Care Center and Westlake Village), which increased lease expense $1.0 million and $369,000, respectively, and the acquisition during 2000 of leasehold interests in six Free-standing AL communities, which increased lease expense $3.7 million. As of December 31, 2001, the Company had operating leases for 19 of its communities, including six Retirement Centers and 13 Free-standing ALs. Accordingly, of the total $17.4 million community lease expense for 2001, $11.0 million related to Retirement Centers and $6.4 million related to Free-standing ALs.

As of December 31, 2001, the Company operated 14 of its communities, including two Retirement Centers and 12 Free-standing ALs under operating lease structures referred to as synthetic leases. Accordingly, of the total $17.9 million synthetic lease expense for 2001, $3.1 million related to Retirement Centers and $14.8 million related to Free-standing ALs. Synthetic lease expense increased to $17.9 million for 2001, as compared to $6.2 million for 2000, representing an increase of $11.8 million. This increase was attributable to seven Free-standing AL leases acquired after December 31, 2000 that resulted in lease expense of $6.3 million. The Company has determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it will exercise its termination rights under its 14 existing synthetic leases during 2002. The Company would then have no remaining synthetic leases. As part of its Refinancing Plan, the Company has identified eight Free-standing AL communities at which it expects to finance the terminations of the synthetic leases through sale lease-back transactions during 2002 at expected losses from the residual guarantees. During the fourth quarter of 2001, the Company recognized $7.9 million of these expected losses from the residual guarantees as additional synthetic lease expense. These increases are offset by the June 2001 sale of a Retirement Center (Rossmoor Regency), which resulted in a $1.2 million reduction in synthetic lease expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $19.7 million in 2001 from $16.6 million in 2000, representing an increase of $3.2 million, or 19.0%. The increase was primarily related to the increase in depreciable assets of approximately $65.5 million during the year. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, and expansion of communities since December 31, 2000, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased from $555,000 in 2000 to $2.0 million in 2001. This increase relates to the acquisition of two (twelve were acquired during 2001, but ten of the twelve were acquired on December 31, 2001 and as such had no leasehold acquisition amortization in 2001) leasehold interests in Free-standing ALs during 2001, as well as the acquisition of 13 Free-standing AL leasehold interests during 2000. These acquisitions resulted in $19.3 million and $15.7 million of leasehold acquisition costs in 2001 and 2000, respectively, which is being amortized over the expected life of the leases. The lease terms related to the leasehold interests recently acquired range from July 2005 to April 2013. However, during the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it will exercise its termination rights under its 14 synthetic leases during the first quarter of 2002. As a result, the Company has accelerated the amortization of the leasehold acquisition costs for these communities over an expected lease term ending March 31, 2002. The Company anticipates that during the quarter ended March 31, 2002, approximately $7.0 to $10.0 million of additional leasehold acquisition cost amortization will be expensed due to the expected termination of the synthetic leases.

Asset Impairment and Other Losses. During the quarter ended December 31, 2001, the Company recorded $6.3 million in charges related to properties held for development. These projects are in various stages of development, with activity consisting primarily of zoning permits, completing architectural drawings and site testing. Consummation of these projects has been subject to various delays, and as a result of events during the fourth quarter, are likely to be significantly further delayed. The Company expects to continue development of these projects as circumstances merit and in order to protect its interests. See note 4 to the Consolidated Financial Statements.

Other Income (Expense). Interest expense increased to $38.1 million in 2001 from $36.5 million in 2000, representing an increase of $1.6 million, or 4.4%. This increase was primarily attributable to additional indebtedness of $78.4 million incurred in connection with acquisitions and other capital investments. This increase was offset by the fact that over 35% of the Company's debt bears interest at variable rates, and the weighted average interest rate of the Company's variable rate debt decreased from 7.8% in 2000 to 5.7% in 2001. Interest expense, as a percentage of total revenues, decreased to 14.9% for 2001 from 17.7% in 2000. Interest income decreased to $10.5 million in 2001 from $14.8 million in 2000, representing a decrease of $4.3 million, or 28.7%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of managed SPE communities increased from $2.2 million in 2000 to $5.0 million in 2001, representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits. Lease income increased from $1.3 million in 2000 to $2.9 million in 2001 related to land parcels purchased in connection with two like-kind sale lease-back transactions entered into during 2001.

Income Tax Benefit. The provision for income taxes was a $11.8 million benefit compared to a $3.5 million benefit for 2001 and 2000, respectively. The Company's effective tax rate was 25.5% and 34.5% for 2001 and 2000, respectively.

Minority Interest in (Earnings) Losses of Consolidated Subsidiaries, Net of Tax. Minority interest in losses (earnings) of one consolidated subsidiary, net of tax, for 2001 and 2000, respectively, was $92,000 of income and $961,000 of losses, representing a decrease of $1.1 million. The decrease was primarily attributable to a negotiated revised partner loss allocation system for a subsidiary in which the Company agreed to consolidate all losses until the contribution percentages were reflective of the partner's capital account balances. The Company acquired this partnership interest on September 30, 2001 for $300,000.

Extraordinary Loss. During 2001, the Company purchased $5.1 million of its Debentures at 78% of their face value, for a total cost of $4.0 million, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $664,000, or a $0.04 gain per dilutive share. Offsetting this gain, during 2001 the Company repaid a term note to a bank in connection with the sale of its Rossmoor Regency community. As part of this transaction, the Company incurred a prepayment penalty of $837,000, or a

$0.05 loss per dilutive share, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt. In addition, during the quarter ended December 31, 2001, the Company refinanced a term note to a mortgage company, resulting in a prepayment penalty of $114,000. The purchase of the Debentures and repayment of the term notes resulted in an aggregate extraordinary loss of $287,000, net of tax.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $34.9 million, or $2.03 loss per dilutive share, compared to a net loss of $5.8 million, or $0.34 loss per dilutive share, for 2001 and 2000, respectively. The $2.03 loss per dilutive share for 2001 was comprised of a $2.01 loss from operations and a $0.02 loss from the Company's extinguishment of debt. The loss of $0.34 per dilutive share for 2000 was comprised of a $0.33 loss from operations and a $0.01 loss from the extinguishment of debt.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Revenues. Total revenues were $206.1 million in 2000, compared to $175.3 million in 1999, representing an increase of $30.8 million, or 17.6%. Resident and health care revenues increased by $36.2 million, and management and development services revenue decreased by $5.4 million during the period. The increase in resident and health care revenue was primarily attributable to revenues derived from senior living communities acquired or leased after December 31, 1999. Management and development services revenue decreased as a percentage of total revenue to 2.6% in 2000 from 6.1% in 1999. The decrease in management and development services revenue is primarily related to a decrease in development fees, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees. In late 1999, the Company discontinued new development of freestanding assisted living residences, for which the Company received development fees.

The Company had an occupancy rate of 83% compared to 86% as of December 31, 2000 and 1999, respectively. The decrease in the total occupancy rate is a result of new communities and expansions that have increased capacity from 13,600 as of December 31, 1999 to 14,500 as of December 31, 2000, many of which were in the fill-up stage.

Retirement Center resident and health care revenues were $187.6 million in 2000, compared to $159.5 million in 1999, representing an increase of $28.1 million, or 17.6%. This increase was primarily attributable to increased average occupancies, as well as rate increases. Free-standing AL resident and health care revenues increased from $5.0 million in 1999 to $13.5 million in 2000. This increase is largely related to the increase from seven to 18 consolidated Free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year.

Community Operating Expense. Community operating expense increased to $138.7 million in 2000, as compared to $106.0 million in 1999, representing an increase of $32.7 million, or 30.8%. The increase in community operating expense was primarily attributable to expenses from expansions and communities acquired or leased during 1999 and 2000. Additionally, this increase is the result of increased labor, insurance, facility and marketing costs at various new communities, as well as expansion of services provided within all communities. Community operating expense as a percentage of resident and health care revenues increased to 69.1% from 64.4% for 2000 and 1999, respectively. The increase in community operating expense as a percentage of resident and health care revenues is primarily attributable to the acquisition of leasehold interests during the second half of 1999 and during 2000 of various Free-standing ALs that were Managed SPE Communities, the majority of which are in the fill-up stage. The Company anticipates that the fill-up of these communities will occur over the next 12 to 24 months. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing AL communities acquired during 2000 and 2001 complete the fill-up stage.

Retirement Center operating expenses were $122.4 million in 2000, compared to $100.8 million in 1999, representing an increase of $21.6 million, or 21.4%. This increase was primarily attributable to increased average occupancies, and reflects a slight reduction in gross margin from the prior year due to expansions. Free-standing AL operating expenses increased from $5.0 million in 1999 to $16.3 million in 2000. This increase is largely related to the increase from seven to 18 consolidated Free-standing AL communities, as well as the fill-up and increased occupancy of these communities during the year.

General and Administrative. General and administrative expense increased to $19.4 million for 2000, as compared to $15.0 million for 1999, representing an increase of $4.4 million, or 29.3%. The increase was primarily related to salaries and benefits associated with the operation of an increased number of communities, as well as the overhead support costs associated with the Senior Living Networks in various geographic areas. In addition, over $968,000 of the increase relates to severance costs incurred in December 2000, as a result of the elimination of twelve positions. General and administrative expense as a percentage of total revenues increased to 9.4% compared to 8.6% for 2000 and 1999, respectively.

EBITDAR (Community NOI). Retirement Center EBITDAR increased $6.5 million, or 11.1%, from $58.7 million for 1999 to $65.2 million for 2000. This increase relates to continued improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of overhead expense. Consolidated Free-standing AL EBITDAR decreased $2.9 million, from a positive $6,000 in 1999 to a $2.9 million loss in 2000. The 2000 loss resulted from the 13 leasehold interests and one community acquired during 2000. Two of the 13 leasehold interests and the one community acquired during 2000 opened during the first quarter of 2001, and one of the communities was subsequently leased to a third party during 2000. As the majority of these communities are unstabilized, the Company expects to continue to incur losses during this fill-up stage. Corporate and Other EBITDAR decreased $9.9 million from a $4.5 million loss in 1999 to a $14.3 million loss in 2000. This decrease in Corporate and Other EBITDAR resulted from the reduction in development and management fee revenues of $5.4 million, additional Corporate costs associated with corporate operations, human resources, financial services and overhead, assisted living management costs of $937,000, as well as severance costs of $968,000 related to terminated employees.

Lease Expense. Lease expense increased to $18.3 million for 2000, as compared to $13.0 million for 1999, representing an increase of $5.3 million, or 40.7%. Lease expense (excluding synthetic leases) increased to $12.0 million for 2000, as compared to $9.3 million for 1999, representing an increase of $2.7 million, or 29.5%. This increase was attributable to leases entered into after December 31, 1999, including several acquisitions of leasehold interests.

Lease expense associated with synthetic leases increased to $6.2 million for 2000, as compared to $3.7 million for 1999, representing an increase of $2.5 million, or 68.8%. This increase was attributable to four Free-standing AL leases entered into after December 31, 1999 that resulted in lease expense of $2.2 million. As of December 31, 2000, the Company had synthetic leases for 11 of its communities, including three Retirement Centers and eight Free-standing ALs. Accordingly, of the total $6.2 million community lease expense for 2000, $1.2 million related to Retirement Centers and $5.0 million related to Free-standing ALs.

Depreciation and Amortization. Depreciation and amortization expense increased to $16.6 million in 2000 from $13.5 million in 1999, representing an increase of $3.1 million, or 22.9%. The increases were primarily related to the increase in depreciable assets of approximately $47.5 million during the year. These assets relate primarily to the opening or acquisition of communities, including leasehold interests, and expansion of communities since December 31, 1999, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of Leasehold Acquisition Costs increased from $191,000 in 1999 to $555,000 in 2000. This increase relates to the 2000 acquisitions of 13 leasehold interests, as well as the 1999 acquisitions of a leasehold interest. These acquisitions resulted in $15.7 million and $1.1 million of leasehold acquisition costs in 2000 and 1999, respectively, which is being amortized over the expected life of the lease.

Asset Impairment and Contractual Losses. During the fourth quarter ended December 31, 1999, the Company announced that, due to a shift in its growth strategy from development to acquisitions of senior living communities, it would be abandoning certain development projects and reviewing others with regard to fit with its senior living network strategy. As a result, the Company recorded asset impairment and contractual loss charges of approximately $12.5 million during the quarter ended December 31, 1999.

Other Income (Expense). Interest expense increased to $36.5 million in 2000 from $23.7 million in 1999, representing an increase of $12.8 million, or 54.3%. The increase in interest expense was primarily attributable to indebtedness incurred in connection with acquisitions and development activity, as well as increased interest rates. Interest expense, as a percentage of total revenues, increased to 17.7% for 2000 from 13.5% in 1999. Interest income increased to $14.8 million in 2000 from $9.1 million in 1999, representing an increase of $5.7 million, or 62.1%. The increase in interest income was primarily attributable to income generated from larger certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities increased from $374,000 in 1999 to $2.2 million in 2000, representing an increase of $1.8 million. The increase in equity in loss of Managed SPE Communities relates to the significant fill-up losses that the Company is obligated to fund when operating deficits exceed specified limits.

Income Tax Expense. The provision for income taxes was a $3.5 million benefit compared to a $1.1 million expense for the 2000 and 1999, respectively. The Company's effective tax rate was 34.0% and 38.0% for 2000 and 1999, respectively.

Minority Interest in Losses of Consolidated Subsidiaries, Net of Tax. Minority interest in losses of two consolidated subsidiaries, net of tax, for 2000 was $961,000, representing an increase of $684,000 from $277,000 for 1999. The increase was primarily attributable to the losses of one of the communities which opened in May 2000.

Extraordinary Loss. During the period ended December 31, 2000, the Company repaid a term note to a bank. As part of this transaction, the Company incurred a prepayment penalty of $124,000, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt.

Net Income (Loss). Based upon the factors noted above, the Company experienced a net loss of $5.8 million, or $0.34 per dilutive share, compared to net income of $2.1 million, or $0.12 per dilutive share, for 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing Plan

The Company has scheduled debt maturities during 2002 of $371.7 million, which includes $238.8 million of mortgage debt and $132.9 million of its Debentures. As a result of these current maturities, the Company had a net working capital deficit of $375.8 million as of December 31, 2001.

In order to satisfy or extend these obligations and to address its net working capital deficit, the Company has developed the Refinancing Plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders. The Refinancing Plan includes extensions of existing debt agreements, refinancings of existing mortgage facilities, new mortgage financings, sale lease-back arrangements, and a mezzanine financing arrangement. As part of its Refinancing Plan, the Company intends to extend the maturity dates of substantially all of its remaining credit facilities to January 2004 or later. In addition, the Company intends to renegotiate its financial covenants to levels that the Company believes it can satisfy for the foreseeable future and eliminate other financial covenants no longer applicable to the Company. The Company believes that, if consummated as currently planned, the Refinancing Plan will place the Company in position to address the scheduled debt maturities during 2002, as well as its negative working capital.

Pursuant to its Refinancing Plan, the Company has consummated as of March 29, 2002, fourteen sale lease-back and other capital raising transactions since November 1, 2001 and through the first quarter of 2002, raising gross proceeds of approximately $193.2 million, which yielded net proceeds of approximately $27.3 million after payment of related debt and transaction costs for use by the Company as working capital or to repay its maturing debt obligations. See "Business - Acquisitions and Other Transactions," " - Managed SPE Communities" "- Sale Lease-back Transactions," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and note 19 to the Company's Consolidated Financial Statements.

In addition to these recently completed transactions, the Company has either executed definitive, binding agreements or is in advanced discussions with several different parties relating to the refinancing or sale lease-back of up to 11 additional communities. If completed on the terms being considered, these proposed transactions would generate gross proceeds to the Company of approximately $181.5 million prior to payment of related debt and transaction costs of approximately $167.7 million. Furthermore, the Company is in advanced discussions with certain of its existing lenders concerning the amendment or removal of the Company's financial covenants following consummation of the Refinancing Plan. These transactions and discussions are in various stages and in certain instances are non-binding. All of these transactions will be subject to conditions and approvals that must be satisfied. Some of these transactions may be dilutive to current equity holders.

If the foregoing transactions are consummated as currently contemplated, the Debentures will be the Company's primary remaining outstanding debt obligation maturing in 2002. In order to address the maturity of the Debentures by or before October 2002, the Company has entered into a non-binding letter of intent with a third-party that will provide the Company with approximately $125.0 million of term mezzanine financing involving certain of its Retirement Centers. The Company intends to use the net proceeds from this transaction, together with the net proceeds generated by the transactions described above, to address final resolution of the outstanding Debentures and to satisfy its working capital requirements. The letter of intent regarding this transaction is preliminary and non-binding, and is subject to conditions that must be satisfied prior to closing including certain approvals and consents. If the Company is able to reach a definitive agreement with respect to this proposed mezzanine financing, the transaction is expected to close during the second or third quarter of 2002.

The Company currently anticipates completing the balance of its Refinancing Plan prior to October of 2002. Nevertheless, the Refinancing Plan and its various remaining components are subject to a number of contingencies, uncertainties and conditions that are outside of the Company's control, and are dependent upon the receipt of required approvals and consents. Accordingly, there can be no assurance that the Company will be able to consummate its Refinancing Plan. The failure to consummate the Refinancing Plan, or another plan to extend, refinance or repay the Company's debts, will have a material adverse effect upon the Company, will result in the Company having insufficient capital to satisfy its maturing obligations and could make it necessary for the Company to seek protection from its creditors. In the event that the Company successfully consummates its Refinancing Plan, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The Company is also likely to incur certain costs, including significant non-cash charges in connection with the consummation of the Refinancing Plan. See "-- Risks Associated with Forward Looking Statements."

Cashflow

During 2001, the Company experienced a negative net cashflow of $516,000. Net cash provided by operating activities was $7.2 million for 2001, net cash used by investing activities was $24.1 million and net cash provided by financing activities was $16.4 million. The Company's unrestricted cash balance was $19.3 million as of December 31, 2001, as compared to $19.8 as of December 31, 2000. Primarily, cash was provided from the positive cashflow from the Retirement Centers, refinancing activities and sales of assets, while cash was used to complete construction of the Company's Free-standing ALs that were still under development in 2001 and to fund the start-up losses of the Company's recently opened Free-standing ALs during the fill-up stage.

During 2000, the Company experienced a negative net cashflow of $2.1 million. Net cash provided by operating activities was $6.4 million for 2000, net cash used by investing activities was $40.1 million and net cash provided by financing activities was $31.7 million. The Company's unrestricted cash balance was $19.8 million as of December 31, 2000, as compared to $21.9 million as of December 31, 1999. Primarily, cash was provided by the issuance of long term debt, positive cashflow from the Retirement Centers, and refinancing transactions, while cash was used primarily to continue the construction and development of the Free-standing ALs.

During 1999, the Company experienced a positive net cashflow of $1.5 million. Net cash provided by operating activities was $23.3 million for 1999, net cash used by investing activities was $152.2 million and net cash provided by financing activities was $130.4 million. The Company's unrestricted cash balance was $21.9 million as of December 31, 1999, as compared to $20.4 million as of December 31, 1998. Primarily, cash was provided by the issuance of long term debt and positive cashflow from the Retirement Centers, while cash was used primarily to continue the construction and development of the Free-standing ALs.

Liquidity

The Company is highly leveraged and has a substantial amount of debt and lease obligations. The Company has historically financed its activities with long-term mortgage borrowings, revolving credit facilities, sale lease-back arrangements, cash flows from operations, and prior to 1999, net proceeds from public offerings of debt and equity. At December 31, 2001, the Company had $562.1 million of indebtedness outstanding with fixed maturities ranging from April 2002 to January 2037. As of December 31, 2001, approximately 64.6% of the Company's indebtedness bore interest at fixed rates, with a weighted average interest rate of 7.22%. The Company's variable rate indebtedness carried a weighted average rate of 5.69% as of December 31, 2001.

At December 31, 2001, the Company's scheduled debt maturities during the twelve months ended December 31, 2002 totaled $371.7 million, including $238.8 million of mortgage debt and $132.9 million of Debentures. In addition, the Company has minimum rental obligations of $36.1 million under long-term operating leases due in 2002. As of December 31, 2001, the Company had approximately $19.3 million in unrestricted cash and cash equivalents, and had negative working capital of $375.8 million, related mainly to the debt maturing in 2002.

The Company expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain recently completed financings will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements during 2002. However, the Company's internally generated cash will not be sufficient to satisfy its scheduled debt maturities in 2002. Accordingly, the Company's ability to satisfy its maturing obligations will depend primarily upon its ability to execute and implement its Refinancing Plan. The terms of the transactions and agreements comprising the Refinancing Plan will likely impose significant burdens on the Company and may be dilutive to the Company's existing shareholders. See "-- Refinancing Plan".

Many of the Company's credit and other agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. In addition, certain of these agreements require that the Company raise a prescribed amount of capital and provide evidence of sufficient capacity to pay off its Debentures by July 1, 2002. Effective as of December 31, 2001, the Company and certain of its lenders and lessors agreed to amendments or waivers relating to many of these financial covenants and agreements in order to allow the Company to remain in compliance. The Company is unlikely to be able to comply with many of its financial covenants in the future absent further concessions or waivers from certain of its creditors. There can be no assurances that the Company's creditors will grant further amendments or waivers in the event of such non-compliance. Failure to remain in compliance with its financial covenants would have a material adverse impact on the Company, and would result in a default under a substantial majority of the Company's indebtedness and other obligations, and could result in an acceleration of the maturity of those obligations.

A significant amount of the Company's indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

The Company has engaged in, and anticipates continuing, discussions with its existing lenders and other lenders, lessors and third-parties in order to implement the Refinancing Plan. While the Company anticipates completing the Refinancing Plan prior to October 2002, there can be no assurances that the Company will be able to do so or that the Company will be able to satisfy its maturing obligations. In addition, the terms of the transactions comprising the Refinancing Plan may not be as expected. The Company's ability to consummate the Refinancing Plan depends upon a number of factors, many of which are beyond the Company's control. These factors include the satisfaction of conditions relating to various components of the Refinancing Plan, the Company's financial condition and operating performance, the financial strength of the assets to be sold or leveraged, the requirement for regulatory approvals, as well as certain approvals and consents, general economic conditions, general conditions in the credit markets, the condition of the senior living industry, mortgage interest rates, the Company's equity in any particular community and other factors. The Company's efforts will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies, the substantial fill-up costs associated with the Company's Free-standing ALs and the fact that the Company is highly leveraged.

The Company's financial condition, resulting in the "going concern" opinion in its 2001 Consolidated Financial Statements, could adversely effect the Company's ability to retain existing residents, attract prospective residents, maintain customary terms of payment from its vendors, which could have a material adverse effect on the Company's operating results and liquidity. The Company believes that, if consummated as currently planned, the Refinancing Plan will satisfy the scheduled debt maturities during 2002, as well as the Company's negative working capital.

In the event that the Company successfully consummates its Refinancing Plan, it will continue to be highly leveraged, and will have substantial debt and lease obligations, and will have increased interest and lease expenses. The Company is also likely to incur certain costs, including significant non-cash charges in connection with the consummation of the Refinancing Plan. See "Risk Factors - Substantial Debt and Operating Lease Payment Obligations" and "Business - Sale Lease-back Transactions."

Financing Activity

During 2001, the Company entered into various financing transactions. On December 3, 2001, as part of its Refinancing Plan, the Company refinanced a Retirement Center note payable by prepaying an existing $5.9 million note on the property and refinancing it with a new $10.7 million note payable bearing interest at a fixed rate of 6.5%, with principal and interest of $64,524 due monthly through January 1, 2037. The prepaid note had interest at a fixed rate of 9.25%, with principal and interest of $49,467 due monthly through April 1, 2028. The loan is secured by certain land, buildings, equipment, and assignment of rents and leases.

During December 2001, the Company entered into a capital lease agreement to sale lease-back all vehicles, which were less than two years old, at its owned and leased communities, netting proceeds of $794,000, which is being amortized over the life of the lease.

On November 9, 2001, as part of its Refinancing Plan, the Company sold Broadway Plaza at Pecan Park and The Homewood Residence at Boca Raton, two Free-standing ALs, for $10.6 million and $9.7 million, respectively. The Company contemporaneously leased the properties back from the buyer under 15 year lease agreements with two five-year renewal options, and has rights of first refusal to repurchase the communities. For financial reporting purposes, these transactions were recorded as financing transactions. The Company also entered into contingent earn-out agreements with respect to these communities pursuant to which the Company may receive up to $2.1 million and $1.9 million, respectively, depending upon the future performance of the communities. The Company used a portion of the sale proceeds to retire $9.3 million of debt associated with the properties. The Company recognized a $641,000 loss on the sale of Broadway Plaza at Pecan Park and a $277,000 loss on the sale of The Homewood Residence at Boca Raton, net of projected contingent earn-outs of $1.1 million and $967,000, respectively. The Company views these transactions as long term financings. As such, the Company has recorded debt of $10.5 million and $9.6 million related to Broadway Plaza at Pecan Park and The Homewood Residence at Boca Raton. As such, the Company believes that while losses are recorded based on sales price, this is not indicative of the ultimate value of the leaseholds. Additional value may be created through the earn-out provisions of the agreements, as well as the Company continuing to benefit from any improvement in operating results as the communities increase occupancy and performance.

On September 26, 2001, as part of its Refinancing Plan, the Company acquired a community located in Oakpark, Illinois that it previously leased. The Company entered into a mortgage note with a commercial mortgage lender in the amount of $13.0 million, with interest payable at a grid-based pricing of LIBOR plus 2.6% to 3.5%, and with a maturity date of October 1, 2003. In 2002, the Company entered into a sale lease-back arrangement with respect to this community and repaid this note. See note 19 of the Company's financial statements.

On March 30, 2001, the Company obtained a secured term loan from a mortgage lender in the amount of $17.3 million, with interest payable at LIBOR plus 3%. Interest and principal are payable monthly, based on a twenty-five year amortization schedule, with all remaining balances due in July 2002. The Company used $3.5 million of the proceeds from this loan to refinance a portion of a term note to a capital corporation.

During 2001, the Company acquired the leasehold interests in its remaining 12 Managed SPE Communities for an aggregate purchase price of $19.2 million. In connection with these acquisitions, the Company accrued $2.0 million for payments due in 2002, and issued approximately $17.2 million of interest-only notes, due October 1, 2008, bearing interest at 9.625% per annum. The notes are secured by the Company's interest in a Retirement Center located in Richmond, Virginia. Six of these leasehold interests were acquired from an SPE that is affiliated with John Morris, a director of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions" and note 18 to the Consolidated Financial Statements.

On December 18, 2000, the Company sold a community located in Westlake, Ohio for $25.4 million and contemporaneously leased the property back from the buyer. The Company used a portion of the proceeds from the sale to repay $17.0 million of a $50.0 million revolving line of credit. During 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the Westlake transaction. In connection with the first like-kind exchange, the Company purchased land in Virginia and assumed a $12.1 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly and a maturity date of January 2024. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various improved parcels of real property, and effectively assumed a $15.2 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005. The various land parcels are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its Debentures. The timing and amount of purchases of these Debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During 2001, the Company purchased $5.1 million of the Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $664,000. Additional purchases of the Debentures, if any, are likely to be made primarily in the open market.

FUTURE CASH COMMITMENTS

The following tables summarize the Company's total contractual obligations and commercial commitments as of December 31, 2001 (amounts in thousands). This information only reflects the effect of those elements of the Company's Refinancing Plan that have been completed as of December 31, 2001, and does not include the impact of remaining transactions contemplated in the Refinancing Plan that were not yet completed as of that date:

                                                                     Payments Due by Period
                                           -------------------------------------------------------------------------
                                                           Less than         1 - 3           4 - 5          After 5
                                             Total          1 year           years           years           years
                                           ---------       ---------       ---------       ---------       ---------

Long-term debt                             $ 561,331       $ 371,020       $  44,160       $  18,677       $ 127,474
Capital lease obligations                        794             647             147            --              --
Operating leases                             385,542          36,075          72,708          71,109         205,650
Lease payments that apply to debt            (46,213)        (46,213)           --              --              --
Interest income on notes receivable
     and security deposits(1)                (33,196)         (4,362)        (13,073)         (7,192)         (8,569)
                                           =========       =========       =========       =========       =========
Total contractual cash obligations(2)      $ 868,258       $ 357,167       $ 103,942       $  82,594       $ 324,555
                                           =========       =========       =========       =========       =========


(1) A portion of the lease payments noted in the above table are repaid to the Company as interest income on notes receivable from lessors.

(2) See "Business - Refinancing Plan" for the Company's plans regarding the 2002 obligations. These amounts do not include the impact of the remaining transactions contemplated in the Refinancing Plan that were not yet completed as of December 31, 2001.


                                                        Amount of Commitment Expiration Per Period
                                    ------------------------------------------------------------------------
                                      Total
                                     Amounts        Less than        1 - 3           4 - 5           After 5
                                    Committed        1 year          years           years           Years
                                    ---------       ---------        ------          ------          -------

Guaranties(2)                        $91,470          31,292          19,436          14,689          26,053
                                     -------         -------         -------         -------         -------
Total commercial commitments         $91,470         $31,292         $19,436         $14,689         $26,053
                                     =======         =======         =======         =======         =======

(2) Guaranties include mortgage debt related to 10 communities (three Retirement Centers, five Free-standing ALs, and two joint ventures). Approximately $61.1 million of the $91.5 million is associated with seven of the 14 synthetic leases the Company determined during the fourth quarter of 2001 to terminate. See "Business - Synthetic Lease Communities." The remaining mortgage debt guaranteed by the Company relates to a Retirement Center under a long-term management agreement and the Company's two joint ventures. These amounts do not include the Company's residual value guarantees under 14 synthetic leases which were $212.8 million as of December 31, 2001. See note 17 to Consolidated Financial Statements.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company's capital expenditure budget for fiscal 2002 is approximately $14.7 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The provisions of the SFAS 144 for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Company is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company has yet to determine the impact, if any, from the adoption of SFAS 143.

In July 2001, the FASB issued Statement 141, "Business Combinations" (SFAS 141), and Statement 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria for intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 is effective January 1, 2002 and will require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and that reviews for impairment be conducted in accordance with SFAS 121, and subsequently after its adoption.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of opreation.

The Company has $36.5 million of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $1.0 million for both years ended December 31, 2001 and 2000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Consolidated Financial Statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

RELATED PARTY TRANSACTIONS

The Company places an emphasis on identifying material transactions with parties known to be related to ensure that terms of any transactions are such that clearly independent third parties would be able to negotiate similar transactions. Management believes that each of the related party transactions were consummated on terms no more favorable to those that prevail in arm's length transactions.

The Company agreed to develop for an unaffiliated third party, ten Free-standing ALs. Following completion of construction, the communities were leased to SPE affiliates of John Morris, a director of the Company. The Company agreed to manage these Managed SPE Communities pursuant to management agreements that provided for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and required the Company to fund operating losses above a specified amount. The Company's agreements relating to the Managed SPE Communities owned by affiliates of Dr. Morris had terms that were substantially the same as those associated with Managed SPE Communities owned by unaffiliated parties. During 2001, the Company acquired leasehold interests in the remaining six of these communities for $8.4 million. The Company accrued $842,000 for cash payments to be made in 2002 and issued a $7.6 million, 9.625% fixed interest only note, due October 1, 2008. This note, and certain similar notes, are secured by the Company's interest in a Retirement Center located in Richmond, Virginia. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other Managed SPE Communities. During 2000, the Company acquired leasehold interests in four Managed SPE Communities for $6.2 million (see note 18 to the Consolidated Financial Statements). During 2001 and 2000, the Company recognized $720,000 and $984,000, respectively, in operating losses related to the leases acquired, and recognized $233,000 and $562,000 of management fees in 2001 and 2000, respectively, pursuant to the management agreements. During 2001, the Company terminated all of these arrangements with affiliates of Dr. Morris.

As part of the FGI Transaction, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Peoria, Arizona, with FPLP. Robert G. Roskamp, a previous director of the Company, is a director of a charitable foundation that owns an interest in the community. Pursuant to the management agreement, the Company receives a management fee equal to all cash receipts from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owners. The Company recognized $235,000, $972,000, and $1.5 million of management fees in 2001, 2000, and 1999 respectively, pursuant to this agreement. At December 31, 2001 and 2000, the Company has advances of $1.9 million and $2.3 million, respectively from FPLP. Such amounts are non-interest bearing.

W.E. Sheriff, the Company's chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns a 128-bed nursing center, Freedom Plaza Care Center (FPCC), in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed in July 2001. Pursuant to the terms of its development agreement with Maybrook, the Company received a development fee of $125,000. The Company recognized $46,875 and $78,125 of the development fee in 2001 and 2000, respectively.

Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. The Company anticipates that the terms of the lease will enable the Company to achieve positive net cash flow and net income from FPCC earlier than it would under the previous management arrangement.

In July 1998, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Seminole, Florida. In connection with the management agreement, the Company paid a $1.2 million fee to the owner of the community, which is a general partnership in which Mr. Roskamp, a previous director of the Company, owns a 98.0% interest, and assumed FGI's existing guaranty of approximately $18.6 million ($18.0 million as of December 31, 2001) of the mortgage debt associated with the community. Pursuant to the management agreement, the Company will receive a management fee equal to all cash receipts from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owner. As part of the FGI transaction, the Company also acquired an option to purchase the community upon the occurrence of certain events (including the expiration of the agreement) for a formula purchase price. The Company recognized negative management fees of $334,000 in 2001 and $519,000 and $368,000 of management fee income in 2000 and 1999 respectively, pursuant to this agreement. At December 31, 2001 and 2000, the Company has advances of $2.3 million and $2.5 million, respectively from this community. Such amounts are non-interest bearing.

In July 1998, the Company entered into a three-year management agreement for a senior living community located in West Brandywine, Pennsylvania, that was owned by a partnership in which Mr. Roskamp, a previous director of the Company, owned a 70.0% interest. Pursuant to the management agreement, the Company received a management fee equal to 5.0% of the gross revenues of the community. The Company paid a non-refundable deposit of $2.0 million to acquire an option to purchase the community for a purchase price of $14.0 million, plus the assumption of certain specified liabilities. On May 26, 2000, the Company assigned its purchase option to a third party, which exercised the option and purchased the property. The Company subsequently entered into a series of agreements with this third party to lease and operate the retirement community. In connection with this transaction, the Company is required to maintain $17.6 million of assets limited as to use, on which the Company receives the interest. The Company also assumed FGI's remaining development obligations relating to the community. The Company recognized $3.7 million and $1.9 million of life estate income in 2001 and 2000 respectively, pursuant to this management agreement. At December 31, 2001 and 2000, the Company has receivables from the lessor of $971,000 and a note payable of $888,000 to the lessor, respectively. Such amounts are non-interest bearing.

Pursuant to the FGI transaction, the Company also entered into an agreement to provide development services related to the development and construction of a senior living community in Sarasota, Florida that opened during 2000. The community is owned by a limited liability company in which Mr. Roskamp owns a 57.5% interest. The Company managed the community following its completion pursuant to a five-year management agreement that provides for a management fee equal to 5.0% of the gross revenues of the community. In consideration of the Company's payment of a $2.0 million fully-refundable deposit, the Company acquired an option to purchase the community for a price to be negotiated. During the third quarter of 2000, the Company chose to cancel the purchase option, the full $2.0 million deposit was refunded. The management agreement for this community was mutually terminated on December 31, 2000. The Company recognized $750,000 and $900,000, of development fees in 2000 and 1999, respectively and $65,300 in management fees in 2000, from the agreement.

In connection with the FGI Transaction, Mr. Roskamp entered into a three-year consulting agreement with the Company that provided for annual payments of $150,000 to Mr. Roskamp through June 2001.

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

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company's Refinancing Plan and the transactions, sale lease-backs, financings, and refinancings anticipated in connection with the Refinancing Plan; the Company's anticipated or expected cashflow; the discussions of the Company's operating and growth strategy (including its development plans and possible dispositions); the Company's liquidity and financing needs; the alternatives that the Company is considering for raising additional capital and satisfying its maturing obligations and the projections of revenue, income or loss, capital expenditures, and future operations. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties set forth below and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks materialize, actual results could differ materially from those forecasted or expected. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the forecasts, expectations, objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS

Inability  to Consummate the Refinancing Plan

The Company has scheduled debt maturities during 2002 of $371.7 million, which includes $238.8 million of mortgage debt and $132.9 of Debentures. The Company must repay or refinance these debt instruments before they come due. Any non-payment or other default with respect to the Company's debt obligations could cause lenders to cease funding and to accelerate payment obligations or to foreclose upon the communities securing the Company's indebtedness. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations is likely to result in default or acceleration of a majority of the Company's other obligations.

The Company's current cash and cash equivalents and expected cash flow from operations will not be sufficient to pay its 2002 debt maturities. The Company has developed the Refinancing Plan in order to address its 2002 debt maturities and its net working capital deficit. The Refinancing Plan and its various remaining components are subject to a number of contingencies, including the Company's financial condition and operating performance, uncertainties and conditions that are outside the Company's control, the financial strength of the Company's assets, general economic conditions, general conditions in the credit markets, mortgage interest rates and other factors.

The Company's efforts to consummate the Refinancing Plan may also be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies and the fact that the Company is highly leveraged. Accordingly, there can be no assurance that the Company will be able to consummate the Refinancing Plan. The Company's failure to consummate the Refinancing Plan, or another plan to extend, refinance or repay the Company's debts, would have a material adverse effect upon the Company, will result in the Company having insufficient capital to satisfy its maturing debt obligations and could make it necessary for the Company to seek protection from its creditors.

Current Financial Condition

The Company's current cash and cash equivalents and expected cash flow from operations will not be sufficient to pay its 2002 debt maturities. The Company has developed the Refinancing Plan in order to address its 2002 debt maturities and its net working capital deficit, however, there can be no assurance that the Company will be able to consummate the Refinancing Plan. In addition, in connection with the audit of the Company's financial statements for 2001, the Company's independent auditors stated in their report that the Company's 2002 debt maturities and resulting net working capital deficit at December 31, 2001, raise substantial doubt about the Company's ability to continue as a going concern. The Company's current financial condition may have a detrimental effect on the Company's ability to retain existing residents, attract prospective residents, and attract and retain key employees. In addition, it could have a material adverse effect on the Company's payment terms from its vendors, negotiations with its various lenders and insurance carriers, ability to obtain necessary permits and licenses, or have other negative impact on its business operations.

Substantial Debt and Operating Lease Payment Obligations

At December 31, 2001, the Company had long-term debt, including current portion, of $562.1 million and was obligated to pay minimum rental obligations in 2002 of approximately $36.1 million under long-term operating leases. The Company has developed its Refinancing Plan in order to satisfy or extend its scheduled debt maturities during 2002. If the Company is able to consummate the Refinancing Plan, a substantial portion of the Company's scheduled debt maturities will be extended to maturities after January 2004. The Company will incur certain costs, including significant non-cash losses as a result of certain Refinancing Plan transactions, which will reduce shareholders' equity. As a result, even if the Company consummates the Refinancing Plan, it will have significant debt and operating lease obligations in future periods, and a substantial portion of the Company's cash flow will be devoted to debt service and lease payments. There can be no assurance that the Company will be able to consummate the Refinancing Plan or, if the Refinancing Plan is consummated, that the Company will be able to generate sufficient cash flows from operations to meet required interest, principal, and lease payments in future periods. In addition, the Company's interest and lease payments will increase significantly if the Refinancing Plan is consummated.

Many of the Company's current debt agreements and leases contain various financial and other restrictive covenants, which may restrict the Company's flexibility in operating its business. The Company is negotiating with its existing lenders to remove these restrictive covenants or to amend these covenants to levels that the Company believes it can satisfy for the foreseeable future, but there can be no assurance that the Company will be able to remove or amend these covenants. Any payment or other default with respect to such obligations could cause lenders to cease funding and accelerate payment obligations or to foreclose upon the communities securing such indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations is likely to result in default or acceleration of a majority of the Company's other obligations. Consequently, such a default would adversely affect a significant number of the Company's other properties and, in turn, the Company's business, results of operations, and financial condition.

Fill Up of Free-standing ALs

Over the past several years, the Company has experienced significant losses associated with the fill-up of a large number of Free-standing ALs, most of which began operations during 1999 and 2000. In addition, the Free-standing AL segment of the senior living industry is experiencing significant competition, overcapacity and price competition. The Company acquired 12 leasehold interests in Managed SPE Communities during 2001, ten of which were acquired on December 31, 2001, and acquired 13 leasehold interests in Managed SPE Communities during 2000. There can be no assurance that these Free-standing ALs will increase occupancy percentages or increase operating margins in future periods, which may have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

Highly Competitive Industry

The senior living and health care services industry is highly competitive, and the Company expects that all providers within the industry will continue to be competitive in the future. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives. Although the Company believes there is a need for senior living communities in the markets where the Company is operating and developing communities, the Company expects that competition will continue from existing competitors and new market entrants, some of whom may have substantially greater financial resources than the Company. In addition, some of the Company's competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are readily available to the Company. The Company also competes with many assisted living companies that are currently insolvent or that could become insolvent in the future. These competitors may gain a competitive advantage over the Company as a result of the effect of bankruptcy reorganization or other insolvency proceedings.

Furthermore, the development of new Free-standing AL communities has exceeded the demand for such communities in certain of the markets in which the Company has Free-standing AL communities. An oversupply of such communities in certain of the Company's markets has caused the Company to experience slower fill-up than projected, competitive pricing pressures and price discounting. There can be no assurance that the Company will not continue to encounter these conditions or that competitive conditions will not adversely affect its financial condition, liquidity, or results of operations.

Liability Insurance and Risks of Liability Claims

The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance has risen substantially in recent years.

The Company's liability insurance policies since July 1, 2001 have contained significantly higher deductibles than in prior periods. Deductibles now range from $200,000 to $3,000,000, depending on the type of claim. As a result of these increased deductibles, the Company is incurring significantly higher insurance accruals for potential liability claims, as well as increased premiums. Furthermore, as part of the renewal of the Company's insurance policies in July 2001, four incidents were excluded from policy coverage. To date, the Company believes one of these incidents may result in liability and has accrued for the estimated costs of the claim. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance (including any related judgments, settlements or costs) could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

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

Exposure to Rising Interest Rates

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to REIT facilities, are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2001, the Company had $199.1 million of variable rate debt outstanding. Increases in prevailing interest rates would increase the Company's interest or lease payment obligations and could have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks Associated With Lifecare Benefits

Six of the communities operated by the Company are lifecare CCRCs that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit, is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined from actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for the communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of the communities would be adversely affected.

Residents of the Company's lifecare CCRCs are guaranteed an independent living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although the Company screens potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the communities during their lifetime, there can be no assurance that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, the Company has rights of set-off against the refundable portions of the residents deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that the communities must pay third parties to provide nursing care to residents of the communities, the Company's results of operations and financial condition would be adversely affected.

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

Dependence on Attracting Residents with Sufficient Resources to Pay

Approximately 91.5% of the Company's total revenues for 2001 were attributable to private pay sources. The Company expects to continue to rely primarily on the ability of residents to pay for the Company's services from their own or familial financial resources. Inflation, a change in general economic conditions or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have a material adverse effect on the Company's business, financial condition, and results of operations.

Government Regulation and the Burdens of Compliance

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, staffing levels, professional licensing, the distribution of pharmaceuticals, billing practices and policies, equipment, operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from Medicare, Medicaid, or other state or Federal reimbursement programs, restrictions on the Company's ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. While the Company endeavors to comply with all applicable regulatory requirements, there can be no assurance that the Company will not be subject to penalties in the future, or that federal, state, or local governments will not impose restrictions on the Company's activities that could materially adversely affect the Company's business, financial condition, or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At December 31, 2001, the Company's outstanding principal under its existing swap agreement was $34.8 million maturing July 1, 2008. Under the agreement the Company receives fixed rate of 6.87% and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 8.12%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, since 64.6% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2002, which, if consummated, would result in higher interest rates in the future. There can be no assurance, however, that the Company will be able to refinance and/or renegotiate any of its indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditors' Report                                                                            51

Consolidated Balance Sheets -- December 31, 2001 and 2000                                               52

Consolidated Statements of Operations -- Years ended December 31, 2001, 2000 and 1999                   53

Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2001, 2000 and 1999         54

Consolidated Statements of Cash Flows -- Years ended December 31, 2001, 2000 and 1999                   55

Notes to Consolidated Financial Statements                                                              56

Financial Statement Schedules                                                                           90

     Schedule II - Valuation and Qualifying Accounts
     Schedule IV - Mortgage Loans on Real Estate

     All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II - Valuation and Qualifying Accounts and financial statement Schedule IV - Mortgage Loans on Real Estate as of December 31, 2001 and for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that American Retirement Corporation will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has $371.7 million of scheduled debt maturities during the twelve months ended December 31, 2002, has a net working capital deficit of $375.8 million at December 31, 2001 and has significant lease obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
----------------------------
Nashville, Tennessee
March 22, 2002

except for Note 19, which is
dated March 29, 2002
                                       51

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                           December 31
                                                                     ----------------------
                                                                        2001         2000
                                                                     ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                        $  19,334    $  19,850
    Assets limited as to use                                             5,407        5,181
    Accounts receivable, net of allowance for doubtful accounts         11,447       15,772
    Inventory                                                            1,249        1,079
    Prepaid expenses                                                     3,016        2,906
    Deferred income taxes                                                1,285          332
    Other current assets                                                 5,799        5,608
                                                                     ---------    ---------
        Total current assets                                            47,537       50,728

Assets limited as to use, excluding amounts classified as current       73,333       73,785
Land, buildings and equipment, net                                     525,174      473,062
Notes receivable                                                        84,537       90,707
Goodwill, net                                                           36,463       37,503
Leasehold acquisition costs, net                                        33,484       16,103
Other assets                                                            49,663       50,592
                                                                     ---------    ---------
        Total assets                                                 $ 850,191    $ 792,480
                                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                $ 371,667    $   7,449
    Accounts payable                                                     7,919        7,502
    Accrued interest                                                     3,584        3,980
    Accrued payroll and benefits                                         4,838        3,916
    Accrued property taxes                                               7,998        3,379
    Other accrued expenses                                               9,926        4,981
    Other current liabilities                                           17,436        5,241
                                                                     ---------    ---------
        Total current liabilities                                      423,368       36,448

Long-term debt, excluding current portion                              190,458      338,261
Convertible subordinated debentures                                         --      137,980
Refundable portion of life estate fees                                  46,309       44,739
Deferred life estate income                                             51,211       52,765
Tenant deposits                                                          6,016        6,612
Deferred gain on sale-leaseback transactions                            13,055       16,122
Deferred income taxes                                                    2,055       13,079
Other long-term liabilities                                             10,171        4,517
                                                                     ---------    ---------
        Total liabilities                                              742,643      650,523

Commitments and contingencies (See notes)

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no
       shares issued or outstanding                                         --           --
    Common stock, $.01 par value; 200,000,000 shares authorized,
       17,276,520 and 17,065,395 shares issued and outstanding,
       respectively                                                        173          171
    Additional paid-in capital                                         145,590      145,079
    Accumulated deficit                                                (38,215)      (3,293)
                                                                     ---------    ---------
        Total shareholders' equity                                     107,548      141,957
                                                                     ---------    ---------
        Total liabilities and shareholders' equity                   $ 850,191    $ 792,480
                                                                     =========    =========

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

                                                                              Years ended December 31,
                                                                        -----------------------------------
                                                                          2001         2000         1999
                                                                        ---------    ---------    ---------
Revenues:
    Resident and health care                                            $ 253,920    $ 200,805    $ 164,592
    Management and development services                                     2,296        5,309       10,678
                                                                        ---------    ---------    ---------
        Total revenues                                                    256,216      206,114      175,270

Operating expenses:
    Community operating expenses                                          179,718      138,670      105,978
    General and administrative                                             29,297       19,420       15,020
    Lease expense                                                          35,367       18,267       12,985
    Depreciation and amortization                                          19,737       16,587       13,501
    Amortization of leasehold acquisition costs                             1,980          555          191
    Asset impairments and other losses                                      6,343           --       12,536
                                                                        ---------    ---------    ---------
        Total operating expenses                                          272,442      193,499      160,211
                                                                        ---------    ---------    ---------
        Operating (loss) income                                           (16,226)      12,615       15,059

Other income (expense):
    Interest expense                                                      (38,135)     (36,517)     (23,668)
    Interest income                                                        10,540       14,791        9,123
    (Loss) gain on sale of assets                                          (1,005)         267        3,036
    Equity in losses of managed special purpose entity communities         (5,029)      (2,234)        (374)
    Lease income                                                            2,852        1,348           --
    Other                                                                     623         (476)        (314)
                                                                        ---------    ---------    ---------
        Other expense, net                                                (30,154)     (22,821)     (12,197)
                                                                        ---------    ---------    ---------
        (Loss) income from continuing operations before income taxes,
           minority interest, and extraordinary item                      (46,380)     (10,206)       2,862

Income tax (benefit) expense                                              (11,837)      (3,523)       1,087
                                                                        ---------    ---------    ---------
        (Loss) income from continuing operations before minority
           interest and extraordinary item                                (34,543)      (6,683)       1,775

Minority interest in (earnings) losses of consolidated subsidiaries,
    net of tax                                                                (92)         961          277
                                                                        ---------    ---------    ---------
        (Loss) income from continuing operations before
           extraordinary item                                             (34,635)      (5,722)       2,052

Extraordinary loss on extinguishment of debt, net of tax                     (287)        (124)          --
                                                                        ---------    ---------    ---------
        Net (loss) income                                               $ (34,922)   $  (5,846)   $   2,052
                                                                        =========    =========    =========

                                                               Years ended December 31,
                                                           -------------------------------
                                                             2001        2000        1999
                                                           -------     -------     -------
Basic earnings (loss) per share:
    Basic earnings (loss) per share from continuing
       operations before extraordinary item                $ (2.01)    $ (0.33)    $  0.12
    Extraordinary loss, net of tax                           (0.02)      (0.01)         --
                                                           -------     -------     -------
    Basic earnings (loss) per share                        $ (2.03)    $ (0.34)    $  0.12
                                                           =======     =======     =======
Diluted earnings (loss) per share:
    Diluted earnings (loss) per share from continuing
       operations before extraordinary item                $ (2.01)    $ (0.33)    $  0.12
    Extraordinary loss, net of tax                           (0.02)      (0.01)         --
                                                           -------     -------     -------
    Diluted earnings (loss) per share                      $ (2.03)    $ (0.34)    $  0.12
                                                           =======     =======     =======
Weighted average shares used for basic earnings (loss)
    per share data                                          17,206      17,086      17,129
Effect of dilutive common stock options                         --          --          48
                                                           -------     -------     -------
Weighted average shares used for diluted earnings (loss)
    per share data                                          17,206      17,086      17,177
                                                           =======     =======     =======

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

                                                                                                   Retained
                                                             Common Stock         Additional       Earnings
                                                      -------------------------     Paid-In      (Accumulated
                                                        Shares         Amount       Capital        Deficit)        Total
                                                      ----------    -----------   -----------    ------------   -----------

Balance at December 31, 1998                          17,118,385    $       171   $   145,170    $       501    $   145,842

Net income                                                    --             --            --          2,052          2,052
Issuance of common stock pursuant to employee
   stock purchase plan                                    14,516             --           199             --            199
Issuance of common stock pursuant to stock options
   exercised                                               5,334             --            75             --             75
                                                      ----------    -----------   -----------    -----------    -----------
Balance at December 31, 1999                          17,138,235    $       171   $   145,444    $     2,553    $   148,168
                                                      ==========    ===========   ===========    ===========    ===========

Net loss                                                      --             --            --         (5,846)        (5,846)
Issuance of common stock pursuant to employee
   stock purchase plan                                    66,067             --           238             --            238
Issuance of common stock pursuant to funding of
   employer 401k contribution                             72,493             --           595             --            595
Repurchase of common stock pursuant to stock
   repurchase program                                   (211,400)            --        (1,198)            --         (1,198)
                                                      ----------    -----------   -----------    -----------    -----------
Balance at December 31, 2000                          17,065,395    $       171   $   145,079    $    (3,293)   $   141,957
                                                      ==========    ===========   ===========    ===========    ===========

Net loss                                                      --             --            --        (34,922)       (34,922)
Issuance of common stock pursuant to employee
   stock purchase plan                                    60,718              1           143             --            144
Issuance of common stock pursuant to funding of
   employer 401k contribution                            138,907              1           333             --            334
Issuance of common stock pursuant to stock
   options exercised                                      11,500             --            35             --             35
                                                      ----------    -----------   -----------    -----------    -----------
Balance at December 31, 2001                          17,276,520    $       173   $   145,590    $   (38,215)   $   107,548
                                                      ==========    ===========   ===========    ===========    ===========

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                    Years ended December 31,
                                                                              -----------------------------------
                                                                                 2001         2000         1999
                                                                              ---------    ---------    ---------
Cash flows from operating activities:
   Net (loss) income                                                          $ (34,922)   $  (5,846)   $   2,052
      Extraordinary loss on extinguishment of debt, net of tax                      287          124           --
                                                                              ---------    ---------    ---------
   (Loss) income from continuing operations                                     (34,635)      (5,722)       2,052
   Adjustments to reconcile (loss) income from continuing operations to net cash and cash equivalents provided by operating activities:
      Asset impairments and other losses                                          6,343           --       12,536
      Depreciation and amortization                                              21,717       17,142       13,692
      Amortization of deferred entrance fee revenue                             (10,598)      (7,581)      (6,945)
      Amortization of deferred financing costs                                    2,683        2,174        1,342
      Proceeds from life estate sales, net of refunds                             8,994        8,664       11,028
      Deferred income tax benefit                                               (11,773)      (1,731)        (207)
      Amortization of deferred gain on sale-leaseback transactions               (2,367)        (452)        (452)
      Minority interest in earnings (losses) of consolidated subsidiaries            92         (961)        (277)
      (Income) losses from unconsolidated joint ventures                            (14)         263        2,005
      Loss (gain) on sale of assets                                               1,005         (267)      (3,036)
      Issuance of stock to employee 401k plan                                       334          595           --
   Changes in assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                         5,797         (548)      (1,588)
      Inventory                                                                     (57)          45         (124)
      Prepaid expenses                                                               80         (758)        (163)
      Other assets                                                                6,921        3,597       (1,646)
      Accounts payable                                                             (442)       1,960       (2,820)
      Accrued expenses and other current liabilities                             10,820       (7,591)          40
      Tenant deposits                                                              (659)        (803)          48
      Other liabilities                                                           2,972       (1,593)      (2,179)
                                                                              ---------    ---------    ---------
Net cash and cash equivalents provided by operating activities                    7,213        6,433       23,306

Cash flows from investing activities:
      Additions to land, buildings and equipment                                (56,282)     (49,073)     (59,221)
      Expenditures for acquisitions, net of cash received                            --       (6,422)          --
      Reimbursements from (advances for) development projects, net                   --        3,667        7,374
      Investments in joint ventures                                                  --         (357)      (1,763)
      Contributions from minority owners                                             --          522        1,630
      Receipts for purchase options                                                  --        3,750           --
      Purchases of other investments                                                 --           --      (10,177)
      Proceeds from the sale of assets                                           28,526       26,483        3,138
      Other investing activities                                                 (1,231)        (338)        (664)
   Changes in assets and liabilities, net of effects from acquisitions:
      Expenditures for leasehold acquisitions, net of cash received                  --      (14,972)          --
      (Purchase) sale of assets limited as to use                                (4,229)      (3,641)     (13,643)
      Receipts from (issuance of) notes receivable                                9,081          244      (78,916)
                                                                              ---------    ---------    ---------
Net cash used by investing activities                                           (24,135)     (40,137)    (152,242)

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

                                                                       Years ended December 31,
                                                                 -----------------------------------
                                                                    2001         2000         1999
                                                                 ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock pursuant to employee
      stock purchase plan                                              144          238          199
   Payments for common stock through stock repurchase program           --       (1,198)          --
   Proceeds from exercise of stock options                              35           --           75
   Proceeds from the issuance of long-term debt                     54,024       89,549      143,162
   Principal payments on long-term debt                            (30,029)     (49,896)      (5,341)
   Principal reductions in master trust liability                   (5,146)      (3,727)      (4,225)
   Expenditures for financing costs                                 (2,622)      (3,293)      (3,453)
                                                                 ---------    ---------    ---------
Net cash provided by financing activities                           16,406       31,673      130,417
                                                                 ---------    ---------    ---------

   Net (decrease) increase in cash and cash equivalents               (516)      (2,031)       1,481
                                                                 ---------    ---------    ---------
Cash and cash equivalents at beginning of year                      19,850       21,881       20,400
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year                         $  19,334    $  19,850    $  21,881
                                                                 =========    =========    =========


Supplemental disclosure of cash flow information:
   Cash paid during the period for interest
      (including capitalized interest)                           $  35,829    $  35,969    $  24,591
                                                                 =========    =========    =========
   Income taxes paid                                             $      65    $     211    $   5,138
                                                                 =========    =========    =========

Supplemental disclosure of non-cash transactions:

During the respective years, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilites were assumed as follows:
                Current assets                                   $   9,532    $     939    $      --
                Leasehold acquisition costs                         19,329           --           --
                Land, buildings and other assets                     1,430       14,202           --
                Current liabilities                                 12,918          768           --
                Long-term debt                                      17,373        7,951           --


During the years ended December 31, 2001 and 2000, the Company funded its 401(k) contribution with 138,907 and 72,493 shares of its common stock at a fair market value of $334,000 and $595,000, respectively.

During the year ended December 31, 2001, the Company acquired the leasehold interests of 12 communities the Company had previously managed. The liabilities assumed exceeded the assets acquired by $19.2 million, which was recorded as leasehold acquistion costs and is being amortized over the life of the lease or the expected life of the lease, whichever is shorter.

During the year ended December 31, 2001, the Company entered into a long-term operating lease and acquired certain assets and liabilities from the previous lessee. The assets acquired exceeded the liabilities assumed by $903,000, which is being amortized over the life of the lease.

During the year ended December 31, 1999, the Company sold certain land for $3.1 million in cash and the payment on a related note payable of $2.5 million for aggregate consideration of $5.6 million.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND PRESENTATION

The accompanying financial statements as of and for the years ended December 31, 2001, 2000 and 1999 include the consolidated financial statements of American Retirement Corporation and its wholly-owned and majority owned subsidiaries (collectively referred to as the "Company"). All material intercompany transactions and balances have been eliminated in consolidation.


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

     The majority of the communities provide housing and health care services through annually renewable agreements with the residents. Under these agreements, the residents pay a monthly housing fee, which entitles them to the use of certain amenities and services. Residents may elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Company recognizes revenues under these agreements on a monthly basis when earned.

     Certain communities provide housing and health care services through lifecare contracts and entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a lifecare contract. The lifecare contract obligates the Company to provide certain levels of future health care services or lifecare benefits to the resident for life. The agreement terminates when the unit is vacated. A portion of the fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of life estate fees, a long-term liability, until termination of the agreement. The remainder of the fee is recorded as deferred life estate income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

     The Company also provides housing to residents at certain communities under an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident's estate contingent upon the occupation of the unit by the next resident, unless otherwise required by applicable state law. The resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee from the succeeding resident. The entrance fee is recorded by the Company as refundable portion of life estate fees and is amortized into revenue using the straight-line method over the remaining life of the buildings. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. They may also elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the unit is reoccupied.

     Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Prospective Payment System (PPS), effective for the Company beginning January 1, 1999, eliminates the cost based reimbursement system, and communities are reimbursed on a per diem basis.

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

(c) Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

     A decline in the fair value of any held-to-maturity security below cost that is deemed to be other than temporary results in an impairment in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(e) Accounts Receivable: The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical payment trends, analyses of receivable portfolios by payor source and aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary.

(f) Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

(g) Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the acquisition, development, and construction of the communities. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over five to seven years. Leasehold improvements are amortized over the shorter of their useful life or remaining base lease term. Construction in progress includes costs incurred related to the development and construction of senior living communities. If a project is abandoned or delayed, any costs previously capitalized and determined to be unrecoverable are expensed.

(h) Notes Receivable: Notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

(i) Goodwill: Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the risk of the acquired operations. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Goodwill is net of accumulated amortization of $3.5 million and $2.5 million at December 31, 2001 and 2000, respectively. Amortization expense was $1.0 million, for each of the years in the three year period ended December 31, 2001.

(j) Leasehold Acquisition Costs: Leasehold acquisition costs consist primarily of costs incurred in conjunction with the acquisition of lease rights from previously managed special purpose entity communities. These payments provide the Company the opportunity to lease the community. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements if shorter.

(k) Other Assets: Other assets consist primarily of security deposits, unexercised purchase options, deferred financing costs (including convertible debenture offering costs), costs of acquiring lifecare contracts, deferred lifecare fee receivables, property held for sale, advances to managed entities, and investments in joint ventures. Deferred financing costs are being amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or earlier, if management determines it is no longer probable that the property will be acquired. Property held for sale is recorded at the lower of cost or fair value less costs to sell.

(l) Investments In Joint Ventures: Investments in joint ventures includes the Company's investments 37% and 50% in two Free Standing ALs, which the Company accounts for under the equity method. At December 31, 2001 and 2000, the Company's investment in and advances to joint ventures was approximately $2.7 million and $1.2 million, respectively.

(m) Advances to Managed Communities: Advances to Managed Communities includes the Company's working capital advances to two Retirement Centers managed by the Company. At December 31, 2001 and 2000, the Company's advances to managed entities was approximately $4.2 million and $3.0 million, respectively. The amounts are non-interest bearing and due on demand. The Company does not intend to demand repayment, unless sufficient operating cash exists at the two Retirement Centers.

(n) Other Liabilities: The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. The Company maintains property, general liability and professional malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The Company reviews the adequacy of its accruals related to general and professional liability and workers' compensation claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors and adjusts accruals periodically.

(o) Obligation to Provide Future Services: Under the terms of certain lifecare contracts, the Company is obligated to provide future services to its residents. The Company calculates the present value of the net cost of future services and use of facilities annually and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 2001 and 2000, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

(p) Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(q) Earnings per Share: Basic earnings per share ("EPS") is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The effect from assumed conversion of the 5 3/4% Convertible Subordinated Debentures due October 1, 2002 (the "Debentures") would have been anti-dilutive in 2001, 2000 and 1999 and was therefore not included in the computation of diluted EPS. Due to the net losses in 2001 and 2000, no shares were considered in the computation of diluted EPS. Antidilutive shares which were excluded from the diluted EPS calculation in 1999 were 1,796,000.

(r) Stock-Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company follows the requirements of the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" in accounting for stock-based compensation, and accordingly recognizes no compensation expense for stock option grants, but provides the pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation".

(s) Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, accounts receivable, advances for development projects, tenant deposits, accounts payable, and refundable portion of life estate fees approximate their fair values because of the short-term nature of these accounts. Management has determined that it is not practicable to determine the fair value of debt. The carrying value of debt approximates fair value as the interest rates approximate the current rates available to the Company. The carrying amount of the interest rate swap approximates fair value.

(t) Derivative Instruments: On January 1, 2001, the Company adopted Statement of Financial Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet.

     The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. Any changes in gains or losses on derivative instruments that are not hedges are reported in earnings immediately. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability are recorded in earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the hedge is recorded as a gain or loss in earnings immediately.

     During 2000 and 1999, the Company entered into two interest rate swap agreements as a hedge against changes in the fair value of certain debt liabilities. Upon the adoption of SFAS No. 133, the existing interest rate swaps were designated as speculative derivative instruments. In applying the transition rules as described in SFAS No. 133, the Company recorded $266,000 of derivative instrument assets, $1.9 million of derivative instrument liabilities, and a $1.6 million reduction in long-term debt. The $1.6 million reduction in long-term debt is being amortized over the life of specified debt instruments as a yield adjustment. Subsequent changes in the fair values of the interest rate swaps are recorded in earnings.

     During 2001, the Company sold one of these instruments for $552,000. The notional amount of the remaining swap agreement is $34.8 million and matures on July 1, 2008. Under the terms of the agreement, the Company receives a fixed rate payment of 6.87% and pays a floating rate based on LIBOR and a foreign currency index, with a maximum rate through July 31, 2002 of 8.12%. The fair value of the remaining interest rate swap as of December 31, 2001 was a loss of $1.7 million.

(u)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or the fair value less the costs to sell.

(v) Comprehensive Income: During 2001, 2000 and 1999, the Company's only component of comprehensive income (loss) was net income (loss).

(w) Segment Disclosures: SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. During 2000, the Company revised its staffing and internal reporting to manage and operate in two business segments, Retirement Centers and Free-standing ALs. Prior to fiscal 2000, the Company operated as one business segment. See further disclosure in note 16.

(x) Reclassifications: Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

(y)  Recent Accounting Pronouncements:

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the initial adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). The provisions of the SFAS No. 144 for assets held for sale or other disposals generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). The Company is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 is effective January 1, 2002 and will require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and that reviews for impairment be conducted in accordance with SFAS No. 121, and subsequently SFAS No. 144 after its adoption.

     Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, the SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     The Company has $36.5 million of unamortized goodwill as of January 1, 2002, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was approximately $1.0 million each of the years in for the three year period ended December 31, 2001. Because of the extensive effort needed to comply with adopting Statements No. 141 and 142, the Company has not determined the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.


(3)  LIQUIDITY AND REFINANCING PLAN

The Company has a substantial amount of debt and lease obligations for 2002. The Company has scheduled debt maturities during 2002 of $371.7 million, which includes $238.8 million of mortgage debt and $132.9 million of its 5 3/4% Convertible Subordinated Debentures due October 1, 2002 (the "Debentures"). The Company also has minimum rental obligations of $36.1 million under long-term operating leases due in 2002. In addition, the Company and certain of its lenders and lessors agreed to amendments or waivers of various financial covenants as of December 31, 2001, and will likely need to negotiate further amendments or waivers in order to remain in compliance in future periods. As a result of these current maturities, the Company had a net working capital deficit of $375.8 million as of December 31, 2001. As of December 31, 2001, the Company had approximately $19.3 million in unrestricted cash and cash equivalents. The Company's current cash balances and internally generated cash will not be sufficient to satisfy its scheduled debt maturities in 2002.

In order to satisfy or extend these obligations and to address its net working capital deficit, the Company has developed a refinancing plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders (the "Refinancing Plan"). The Refinancing Plan includes extensions of existing debt agreements, refinancings of existing mortgage facilities, new mortgage financings, sale lease-back arrangements, and a mezzanine financing arrangement. As part of its Refinancing Plan, the Company intends to extend the maturity dates of substantially all of its remaining credit facilities to January 2004 or later. In addition, the Company intends to renegotiate its financial covenants to levels that the Company believes it can satisfy for the foreseeable future and eliminate other financial covenants no longer applicable to the Company. The Company believes that, if consummated as currently planned, the Refinancing Plan will place the Company in position to address the scheduled debt maturities during 2002, as well as its negative working capital.

Pursuant to its Refinancing Plan, the Company has consummated, as of March 29, 2002, fourteen sale lease-back and other capital raising transactions since November 1, 2001, raising gross proceeds of approximately $193.2 million, which yielded net proceeds of approximately $27.3 million after payment of related debt and transaction costs for use by the Company as working capital or to repay its maturing debt obligations. See note 19.

In addition to these recently completed transactions, the Company has either executed definitive, binding agreements or is in advanced discussions with several different parties relating to the refinancing or sale lease-back of up to 11 additional communities. If completed on the terms being considered, these proposed transactions would generate gross proceeds to the Company of approximately $181.5 million prior to payment of related debt and transaction costs of approximately $167.7 million. Furthermore, the Company is in advanced discussions with certain of its existing lenders concerning the amendment or removal of the Company's financial covenants following consummation of the Refinancing Plan. These transactions and discussions are in various stages and in certain instances are non-binding. All of these transactions will be subject to conditions and approvals that must be satisfied. Some of these transactions may be dilutive to current equity holders.

If the foregoing transactions are consummated as currently contemplated, the Debentures will be the Company's primary remaining outstanding debt obligation maturing in 2002. In order to address the maturity of the Debentures by or before October 2002, the Company has entered into a non-binding letter of intent with a third-party that will provide the Company with approximately $125.0 million of term mezzanine financing involving certain of its Retirement Centers. The Company intends to use the net proceeds from this transaction, together with the net proceeds generated by the transactions described above, to address final resolution of the outstanding Debentures and to satisfy its working capital requirements. The letter of intent regarding this transaction is preliminary and non-binding, and is subject to conditions that must be satisfied prior to closing including certain approvals and consents.

If the Company is able to reach a definitive agreement with respect to this proposed mezzanine and sale lease-back financing, the transaction is expected to close during the second or third quarter of 2002.

The Company currently anticipates completing the balance of its Refinancing Plan prior to October of 2002. Nevertheless, the Refinancing Plan and its various remaining components are subject to a number of contingencies, uncertainties and conditions that are outside of the Company's control, and are dependent upon the receipt of required approvals and consents. Accordingly, there can be no assurance that the Company will be able to consummate its Refinancing Plan. A significant amount of the Company's indebtedness is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders and lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities (see note 9 and note 17). The failure to consummate the Refinancing Plan, or another plan to extend, refinance or repay the Company's debts, will have a material adverse effect upon the Company, will result in the Company having insufficient capital to satisfy its maturing obligations and could make it necessary for the Company to seek protection from its creditors. In the event that the Company successfully consummates its Refinancing Plan, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The Company is also likely to incur certain costs, including significant charges in connection with the consummation of the Refinancing Plan. The terms of the transactions and agreements comprising the Refinancing Plan will likely impose significant burdens on the Company.

(4)  ASSET IMPAIRMENTS AND OTHER LOSSES

During 1999, the Company entered into a land purchase agreement for a parcel of land for $14.5 million, to be used for the development of a senior living community. In connection with the development of this project, the Company has agreed to enter into a joint venture relationship with an unaffiliated entity. The Company incurred and capitalized architectural, engineering, legal, and other costs to date amounting to $3.1 million as part of the development of this project. Although zoning for the project has been approved, the project has been delayed while the Company appeals certain restrictions contained in the zoning approval. The Company intends to pursue these appeals vigorously and believes it will ultimately be successful in amending the zoning restrictions and securing financing (through joint venture or other arrangements) to acquire and develop the property, but there can be no assurance in that regard.

The Company has two parcels of land upon which senior living communities were to be expanded and one land parcel which was to be developed. Each property was in the early stage of development, with activity in process consisting primarily of zoning permits, completing architectural drawings and site testing. To date, each of these projects has been subject to various delays due to a lack of available financing. During the fourth quarter of 2001, the Company has further delayed the development and completion of each of these projects until it can secure necessary financing.

As a result of these additional delays related to the various projects, the Company has recorded a charge of approximately $5.9 million during the quarter ended December 31, 2001, related to various development costs previously incurred on these three projects, resulting in a reduction in their net carrying value from $14.7 million to $8.8 million.

During the quarter ended December 31, 1999, the Company abandoned certain development projects and recorded charges of approximately $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million in 2000 and $467,000 in 2001 related to these costs. During 2001, the Company recorded an additional charge of $443,000 to reflect decreases in the estimated fair value of the remaining properties. An accrual of $787,000 remains at December 31, 2001. The Company will continue to evaluate the adequacy of the remaining accrual. The Company has sold two of the five land parcels associated with the abandoned projects, and intends to continue marketing the remaining three land parcels during 2002. The remaining three land parcels are classified as held for sale and are included in other assets. The net carrying amount of these assets was $3.2 million at December 31, 2001.

(5)  ASSETS LIMITED AS TO USE

The composition of assets limited as to use at December 31, 2001 and 2000 is as follows (in thousands):

                                                             2001          2000
                                                           -------       -------
Held by trustee under agreement:
  U.S. Treasury obligations                                $17,630       $17,630
  Certificates of deposit                                   38,563        42,691
  Cash and other short-term investments                     22,547        18,645
                                                           -------       -------
                                                            78,740        78,966
Less long-term investments                                  73,333        73,785
                                                           -------       -------
Short-term investments                                     $ 5,407       $ 5,181
                                                           =======       =======

The $17.6 million of U.S. Treasury obligations, represented by treasury bills, relate to a community leased on May 26, 2000. These treasury bills yield 3.08%, and mature on August 21, 2002. Due to the short maturity of these investments, their cost approaches fair value.

The certificates of deposit are pledged to the lessors of certain senior living communities as collateral to support the Company's lease obligations. The Company receives and recognizes the interest income earned on these certificates of deposit.

(6)  LAND, BUILDINGS, AND EQUIPMENT

A summary of land, buildings, and equipment is as follows (in thousands):

                                                          2001           2000
                                                        --------       --------
Land and improvements                                   $ 56,730       $ 46,534
Land leased to others                                     36,078         15,406
Land held for development                                  8,236          9,762
Buildings and improvements                               445,978        392,312
Furniture, fixtures, and equipment                        35,659         30,677
Leasehold improvements                                     6,387          4,893
                                                        --------       --------
                                                         589,068        499,584
Less accumulated depreciation and amortization           (69,704)       (52,090)
Construction in progress                                   5,810         25,568
                                                        --------       --------
Total                                                   $525,174       $473,062
                                                        ========       ========

During November 2001, as part of its Refinancing Plan, the Company completed sale lease-back financing transactions on two of its Free-standing AL communities. The Company sold Broadway Plaza at Pecan Park and The Homewood Residence at Boca Raton for $10.6 million and $9.7 million, respectively, and contemporaneously leased the properties back from the buyer under 15 year lease agreements, which contain two five-year renewal options and rights of first refusal to repurchase the communities. The leases also contain earn-out clauses under which the Company may receive up to $2.1 million and $1.9 million, respectively, based on the next three years of performance of the communities. As a result of the contingent earn-out provisions, for financial reporting purposes, these transactions were recorded as financing transactions. The Company used a portion of the sale proceeds to retire $9.3 million of debt associated with the properties. The Company recognized a $641,000 loss on the sale of Broadway Plaza at Pecan Park and a $277,000 loss on the sale of The Homewood Residence at Boca Raton, net of estimated contingent earn-outs of $1.1 million and $967,000, respectively. For financial reporting purposes, as a result of the contingent earn-out agreements, these transactions were recorded as financing transactions and increased land, buildings, and equipment $9.5 million and $8.8 million, respectively.

On September 26, 2001, the Company acquired for $13.3 million a Retirement Center in Oak Park, Illinois that the Company had previously leased. The community has 193 independent living units. The Company financed this acquisition by entering into a $13.0 million mortgage note. In connection with these acquisitions, land, buildings and equipment increased $12.4 million. As part of its Refinancing Plan, the Company entered in to a sale lease-back transaction for this community during February 2002. See note 19.

During June 2001, the Company sold its leasehold interest in its only California community, Rossmoor Regency. This leasehold interest was acquired by the Company in May 1998 as part of the Company's Senior Living Network strategy. During 1999, however, the Company discontinued its assisted living development and acquisition program prior to acquiring or developing communities complementary to Rossmoor Regency. The Company sold its leasehold interest in the community for $21.5 million. The Company used a majority of the sale proceeds to repay $15.6 million of debt associated with the property, resulting in an early payment penalty of $837,000, net of tax, which is recorded as an extraordinary item. The Company recognized a $694,000 loss on the sale of assets.

On December 18, 2000 the Company sold a community located in Westlake, Ohio and subsequently leased the property back from the buyer. At the transaction date, the community had a net book basis of $13.2 million and was sold for $25.4 million. The gain has been deferred and will be recognized into income over the life of the lease, ending July 2007. Pursuant to the sale, the Company repaid the mortgage financing of $17.0 million relating to the community. During the twelve months ended December 31, 2001, the Company completed two like-kind exchange transactions which deferred the taxable gain resulting from the sale in 2000 of the community. In connection with the first like-kind exchange, the Company purchased land in Virginia and assumed a $12.1 million non-recourse mortgage loan. The Company acquired the land subject to a lease that provides annual rental payments of $980,000 through February 23, 2023. In the second like-kind exchange, the Company purchased all of the equity interests in a single member limited liability company that owned various improved parcels of real property and assumed a $15.2 million non-recourse mortgage loan. The various parcels of property are subject to leases that provide annual rental payments of $1.3 million through March 7, 2022. In conjunction with the lease, the Company has the right of first refusal to purchase the community.

Depreciation expense was $17.7 million, $15.0 million, and $12.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company capitalized $861,000, $1.4 million, and $2.1 million of interest costs during 2001, 2000 and 1999, respectively.

(7)  NOTES RECEIVABLE

These are primarily loans to lessors of retirement communities that are being leased by the Company and represent advances for a significant portion of the cost of construction of these communities. The notes receivable generally earn interest at variable rates based on 200 basis points in excess of the 30 day LIBOR rate, which is recalculated monthly. Interest and principal are due monthly based on a 25 year amortization. The notes receivable mature from March 2005 through December 2005 and are secured by the related communities.

(8) OTHER ASSETS

Other assets at December 31, 2001 and 2000 consist of the following (in thousands):

                                                                2001       2000
                                                              -------    -------
Security deposits                                             $ 7,498    $ 7,663
Purchase options                                               17,376     17,376
Costs of acquiring lifecare contracts, net                      2,749      3,080
Deferred lifecare fee receivables                               4,535      4,303
Deferred financing costs, net of accumulated amortization       3,715      5,274
Advances to managed entities                                    4,198      2,991
Investments in and advances to joint ventures                   2,693      1,235
Property held for sale                                          3,240      5,616
Other                                                           3,659      3,054
                                                              -------    -------
Total                                                         $49,663    $50,592
                                                              =======    =======

Summary unaudited financial information of the Company's joint venture companies as of and for the years ended December 31, 2001 and 2000 follows:

                                                           2001           2000
                                                         -------        -------
Current assets                                           $   928        $   665
Land, buildings and equipment, net                        13,934         14,275
Other assets                                                 473            474
                                                         -------        -------
  Total assets                                           $15,335        $15,414
                                                         =======        =======
Current liabilities                                      $ 2,484        $ 2,259
Long-term liabilities                                     12,120         12,281
                                                         -------        -------
  Total liabilities                                       14,604         14,540
                                                         -------        -------
Partners' equity                                             731            874
                                                         -------        -------
  Total liabilities and partners' equity                 $15,335        $15,414
                                                         =======        =======
Revenues                                                 $ 2,982        $ 1,759
                                                         -------        -------
Net loss                                                  (1,917)        (1,707)
                                                         =======        =======

(9)  LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                                                             DECEMBER 31,
                                                                                        ----------------------
                                                                                          2001          2000
                                                                                        --------      --------
                                                                                            (in thousands)
Convertible debentures bearing interest at a fixed rate of 5.75%. Interest is due semi-annually on April 1 and October 1 through October 1, 2002,
at which time all principal is due.                                                     $132,930      $137,980

Revolving line of credit in the amount of $50.0 million bearing interest at the rate of LIBOR plus one hundred seventy-five basis points (4.19% at December 31,
2001). Interest only is paid monthly and the loan matures on December 31, 2002.
The loan is secured by certain land and buildings.                                        20,409        23,909

                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                            2001             2000
                                                                                        -----------      -----------
                                                                                               (in thousands)
Mortgage note payable bearing interest at a floating rate equal to three hundred twenty-five basis points in excess of LIBOR rate
(5.12% at December 31, 2001). Interest and principal, amortized over
25 years, is due monthly with balloon maturity on July 1, 2002. The
loan is secured by certain land buildings, equipment.                                     17,078                 --

Term loan bearing interest at the rate of LIBOR plus three hundred basis points
(6.75% at December 31, 2001). Interest only is paid monthly and the loan matures on November 2, 2002. The note is secured by certain land, buildings, equipment,
and assignment of rents and leases.                                                       81,645             91,090

Mortgage note payable bearing interest at a floating rate equal to two hundred twenty-five basis points in excess of the LIBOR rate recalculated each month
(4.17% at December 31, 2001). Interest is due monthly with principal due at
maturity on December 2, 2002. The loan is secured by certain land and buildings.          11,037             11,138

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal and unpaid interest due at maturity on December 31, 2002.
The loan is secured by certain land, buildings, equipment, and
assignment of rents and leases.                                                           62,330             62,330

Mortgage note payable bearing interest at a floating rate equal to three hundred basis points in excess of the LIBOR rate (5.28% at December 31, 2001). Interest and principal, amortized over 25 years, is due monthly with balloon maturity on
April 1, 2003. The loan is secured by certain land, buildings, equipment, and
assignment of rents and leases.                                                           22,752             23,086

Mortgage note payable bearing interest at floating rate equal to three hundred fifty basis points in excess of the LIBOR rate (6.27%
at December 31, 2001). Interest and principal is due monthly with remaining principal and unpaid interest due October 1, 2003. The
note is secured by certain land, buildings, and equipment.                                12,965                 --

Mortgage note payable bearing interest at a fixed rate of 8.41%. Principal and interest of $110,223 is due monthly with remaining principal and unpaid interest due on September 7, 2005. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases.                                            15,160                 --

Note payable bearing interest at fixed rate of 9.625%, interest is due monthly with principal and unpaid interest due on October 1, 2008. The note is secured
by the Company's interest in a Retirement Center located in Richmond, Virginia.           17,239                 --

Mortgage note payable bearing interest at fixed rate of 7.93%. Interest and principal of $90,360 is due monthly with remaining principal and unpaid interest due November 1, 2006. The note is secured by certain land, buildings,
and equipment.                                                                            10,537                 --

                                                                                                DECEMBER 31,
                                                                                        ----------------------------
                                                                                            2001             2000
                                                                                        -----------      -----------
                                                                                               (in thousands)
Mortgage note payable bearing interest at fixed rate of 7.93%. Interest and principal of $82,615 is due monthly with remaining principal and unpaid interest
due November 1, 2006. The note is secured by certain land, buildings, and equipment.      9,634                  --

Mortgage note payable bearing interest at a fixed rate of 6.87%. Principal and interest of $262,747 is due monthly with remaining principal and unpaid interest due on July 31, 2008. The note is secured by certain land, buildings, equipment,
and assignment of rents and leases.                                                      33,061              35,179

Mortgage note payable bearing interest at a fixed rate of 7.43%. Principal and interest of $80,864 is due monthly with remaining principal and unpaid interest due on January 10, 2024. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases.                                           11,993                  --

Mortgage note payable bearing interest at a fixed rate of 8.50%. Principal and interest of $144,956 is due monthly with remaining principal and unpaid interest due on December 10, 2024. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases.                                           17,550              17,787

Mortgage note payable bearing interest at a fixed rate of 9.50%. Principal and interest of $104,844 is due monthly with remaining principal and unpaid interest due on June 10, 2025. The note is secured by certain land, buildings, equipment,
and assignment of rents and leases.                                                      11,810              11,940

Mortgage note payable bearing interest at a fixed rate of 6.50%. Principal and interest of $64,524 is due monthly with remaining principal and unpaid interest due on January 1, 2037. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases.                                           10,680               5,900

Mortgage notes payable, generally payable monthly with interest
   rates ranging from 4.66% to 10.25%                                                    41,206              40,147
Other long-term debt, generally payable monthly with
   interest rates ranging from 3.25% to 8.12%                                            21,315              23,204
Capital lease                                                                               794                  --
                                                                                       --------            --------
Total long-term debt                                                                    562,125             483,690
                                                                                       --------            --------
       Less current portion of long-term debt                                           371,667               7,449
                                                                                       --------            --------
Long-term debt, excluding current portion                                              $190,458            $476,241
                                                                                       ========            ========

The aggregate scheduled maturities of long-term debt at December 31, 2001 were as follows (in thousands):

                    2002             $371,667
                    2003               36,770
                    2004                7,537
                    2005               16,739
                    2006                1,938
                    Thereafter        127,474
                                     --------
                                     $562,125
                                     ========

The Company is highly leveraged and has a substantial amount of debt and lease obligations. As of December 31, 2001, the Company had approximately $19.3 million in unrestricted cash and cash equivalents. In addition, the Company has minimum rental obligations of $36.1 million under long-term operating leases due in 2002. The Company's internally generated cash will not be sufficient to satisfy its scheduled debt maturities in 2002. Accordingly, the Company's ability to satisfy its maturing obligations will depend primarily upon its ability to execute and implement its Refinancing Plan.

Many of the Company's credit and other agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. In addition, certain of these agreements require that the Company raise a prescribed amount of capital and provide evidence of sufficient capacity to pay off its Debentures by July 1, 2002. Effective as of December 31, 2001, the Company and certain of its lenders and lessors agreed to amendments or waivers relating to many of these financial covenants and agreements in order to allow the Company to remain in compliance. The Company is unlikely to be able to comply with many of its financial covenants in the future absent further concessions or waivers from certain of its creditors. There can be no assurances that the Company's creditors will grant further amendments or waivers in the event of such non-compliance. Failure to remain in compliance with its financial covenants would have a material adverse impact on the Company, and would result in a default under a substantial majority of the Company's indebtedness and other obligations, and could result in an acceleration of the maturity of those obligations.

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

During 1997, the Company issued $138.0 million of Debentures in a public offering. The Debentures are non-callable for three years and are convertible at any time by the holders into shares of the Company's common stock at a conversion price of $24.00 per share. The Company received proceeds of $134.2 million, net of offering costs, from the issuance of the Debentures. The offering costs were capitalized as deferred financing costs and are being amortized using the straight-line method over the term of the debentures. During 1998, debentures totaling $20,000 were converted into 832 shares of common stock. In March 2000, the Board of Directors authorized the repurchase of up to $30.0 million of the Debentures. During 2001, the Company purchased $5.1 million of the Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $664,000. Additional purchases of the Debentures, if any, are likely to be made primarily in the open market.

(10)  REFUNDABLE ENTRANCE FEES AND DEFERRED LIFE ESTATE INCOME

Under certain of the Company's residency and health care agreements for its lifecare communities acquired pursuant to the FGI transaction, residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by such land, buildings and equipment. As of December 31, 2001, the remaining obligation under the Master Trust Agreements is $42.2 million and is payable monthly based on a 40-year amortization of each residents' balance. The current installment due in 2002, and annually for the subsequent five-year period, is approximately $1.3 million. The annual obligation is reduced as individual residency agreements terminate.

Upon termination of the resident's occupancy, the resident or the resident's estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident's original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated statement of operations. At December 31, 2001 and 2000, the Company had accrued $4.5 million and $4.3 million, respectively, as deferred lifecare fee receivables which is included as a component of other assets. The Company reports the long-term obligation under the Master Trust Agreements as a refundable portion of life estate fees and deferred life estate income based on the applicable residency agreements.

The obligation to the Master Trust is classified as follows at December 31, 2001 and 2000, respectively (in thousands):

                                                      Other Residency
                                         Master Trust   Agreements      Total
                                         ------------   ----------    ----------
At December 31, 2001:

Other current liabilities                $      1,354   $       --    $    1,354
Refundable portion of life estate fees         16,389       29,920        46,309
Deferred life estate income                    24,461       26,750        51,211
                                         ------------   ----------    ----------
                                         $     42,204   $   56,670    $   98,874
                                         ============   ==========    ==========

                                                      Other Residency
                                         Master Trust   Agreements      Total
                                         ------------   ----------    ----------
At December 31, 2000:

Other current liabilities                $      1,452   $       --    $    1,452
Refundable portion of life estate fees         18,008       26,731        44,739
Deferred life estate income                    27,791       24,974        52,765
                                         ------------   ----------    ----------
                                         $     47,251   $   51,705    $   98,956
                                         ============   ==========    ==========

(11)  SHAREHOLDERS' EQUITY

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 2001 and 2000, no preferred shares had been issued.

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

A total of 2,000,000 shares of ARC Series A Preferred Stock have been reserved for issuance upon exercise of the ARC Rights, subject to adjustment. The Units of ARC Series A Preferred Stock that may be acquired upon exercise of the ARC Rights will be non-redeemable and subordinate to any other shares of preferred stock that may be issued by the Company.

In December 1999, the Company announced plans to buy back up to $1.5 million of its common stock to fund the Company's contributions to its employee benefit plans for 2001 and 2000. As of December 31, 2000, the Company had purchased shares worth $1,198,000, or 211,400 shares of common stock, and considers this buy back complete.

(12) STOCK-BASED COMPENSATION

Stock Option Plan

In 1997, the Company adopted a stock incentive plan (the "1997 Plan") providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, 15% of the outstanding common stock, or 2,591,478 shares of common stock have been reserved and are available for issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options generally expire ten years from the date of grant and vest over a three-year period.

A summary of the Company's stock option activity, and related information for the years ended December 31, 2001, 2000 and 1999, respectively, is presented below (shares in thousands):

                                                 Average Exercise
              Options                  Shares         Price
-----------------------------------------------------------------
Outstanding at December 31, 1998       1,490       $   15.86
-----------------------------------------------------------------
Granted                                1,018           11.53
Exercised                                 (5)          14.00
Forfeited                               (135)          16.47
-----------------------------------------------------------------
Outstanding at December 31, 1999       2,368       $   13.97
-----------------------------------------------------------------
Granted                                  183            6.10
Exercised                                 --              --
Forfeited                             (1,791)          15.81
-----------------------------------------------------------------
Outstanding at December 31, 2000         760       $    7.52
-----------------------------------------------------------------
Granted                                1,602            3.16
Exercised                                (12)           3.10
Forfeited                               (191)           7.07
-----------------------------------------------------------------
Outstanding at December 31, 2001       2,159       $    4.83
-----------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                     Range of Exercise             Number          Weighted Average       Exercise
                          Prices                 Outstanding    Contractual Life (Years)    Price
                     -----------------------------------------------------------------------------
                     $ 2.970 -  3.050                    63                       9.03      $ 2.98
                     $ 3.100 -  3.100                 1,042                       9.01        3.10
                     $ 3.140 -  4.950                   365                       9.66        3.38
                     $ 5.000 -  5.000                   357                       3.10        5.00
                     $ 5.010 - 18.813                   332                       5.40       11.99
                     -----------------------------------------------------------------------------
                     $ 2.970 - 18.813                 2,159                       7.59      $ 4.83
                     -----------------------------------------------------------------------------

There were 819,000 options exercisable at an average exercise price of $6.70 as of December 31, 2001.

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                     Range of Exercise             Number          Weighted Average       Exercise
                          Prices                 Outstanding    Contractual Life (Years)    Price
                     -----------------------------------------------------------------------------
                     $ 3.150 -  4.950                    11                       4.87      $ 4.46
                     $ 5.000 -  5.000                   406                       3.82        5.00
                     $ 5.010 - 14.000                   285                       5.59        9.32
                     $15.125 - 18.813                    58                       7.70       16.99
                     -----------------------------------------------------------------------------
                     $ 3.150 - 18.813                   760                       5.08      $ 7.52
                     -----------------------------------------------------------------------------

There were 296,000 options exercisable at an average exercise price of $9.85 as of December 31, 2000.

In accordance with SFAS No. 123, pro forma information regarding net income
(loss) and earnings (loss) per share has been determined by the Company using the "Black-Scholes" option pricing model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively:
5.20%, 6.16% and 5.53% risk-free interest rate, 0% dividend yield, 59.9%, 60.6% and 76.4% volatility rate, and an expected life of the options equal to the remaining vesting period.

The weighted average fair value of options granted during 2001, 2000 and 1999 was $1.15, $2.77, and $6.08, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except per share amounts):

                                        2001                          2000                         1999
                               -------------------------      ------------------------     ------------------------
                                   As           SFAS 123         As           SFAS 123       As           SFAS 123
                               Reported        Pro Forma      Reported       Pro Forma     Reported       Pro Forma
                               --------        ---------      --------       ---------     --------       ---------
Net income (loss)              ($34,922)       ($36,691)      ($5,846)        ($6,665)      $2,052           ($419)
Basic earnings (loss)per
  share                          ($2.03)         ($2.12)       ($0.34)         ($0.39)       $0.12          ($0.02)
Diluted earnings (loss)
  per share                      ($2.03)         ($2.12)       ($0.34)         ($0.39)       $0.12          ($0.02)

Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan ("ESPP") pursuant to which an aggregate of 77,246 shares remain authorized and available for issuance to employees at December 31, 2001. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an "Option Period") to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the "Exercise Date"), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under
Section 423 of the Internal Revenue Code (Code). During 2001, 2000 and 1999, respectively, 60,718, 66,067 and 14,516 shares were issued pursuant to the ESPP at an average purchase price of $2.37, $3.60 and $13.71 per share, respectively.

(13)  RETIREMENT PLANS

401 (k) Plan

Employees of the Company participate in a savings plan (the "401(k) Plan") which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. Additional contributions may be made by the Company at its discretion, which contributions vest ratably over a five-year period. Beginning in 2000, the Company began funding its discretionary contributions with the issuance of common stock. The Company contributed 72,493 shares in 2000 with a fair value of $595,000. In 2001, the Company contributed 138,907 shares with a fair value of $334,000. The 1999 contribution of $115,000 was made in cash.

Section 162 Plan

The Company maintains a non-qualified deferred compensation plan (the "162 Plan") which allows employees who are "highly compensated" under IRS guidelines to make after-tax contributions to an investment account established in such employees' name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company's creditors. Approximately 56 employees are eligible to participate in the 162 Plan. The Company contributed approximately $24,000 to the 162 Plan in 1999. No contributions were made to the 162 Plan in 2001 or 2000.

(14) INCOME TAXES

Total income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 were attributable to the following (in thousands):

                                                             Years Ended December 31,
                                                       --------------------------------------
                                                         2001            2000          1999
                                                       --------       --------       --------
Income (loss) from continuing operations               ($11,837)      ($ 3,523)      $  1,087
Minority   interest  in  losses  of  consolidated
subsidiaries                                                (49)           589            170
Extraordinary item                                         (155)           (77)            --
                                                       --------       --------       --------
Total income taxes (benefit)                           ($12,041)      ($ 3,011)      $  1,257
                                                       ========       ========       ========

The income tax expense (benefit), attributable to income (loss) from continuing operations before minority interest and extraordinary item consists of the following (in thousands):

                                  Years Ended December 31,
                         --------------------------------------
                            2001           2000          1999
                         --------       --------       --------
U.S. Federal:
   Current               ($   327)      ($ 1,554)      $  1,375
   Deferred               (11,310)        (1,525)           (28)
                         --------       --------       --------
 Total U.S. Federal       (11,637)        (3,079)         1,347
                         --------       --------       --------

                                 Years Ended December 31,
                         --------------------------------------
                           2001           2000           1999
                         --------       --------       --------
State:
   Current                    263            274             89
   Deferred                  (463)          (718)          (179)
                         --------       --------       --------
 Total State                 (200)          (444)           (90)
                         --------       --------       --------
Total                    ($11,837)      $  3,523       $  1,257
                         --------       --------       --------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below (in thousands):

                                                              2001           2000
                                                             --------       --------
Deferred tax assets:

Federal and state operating loss carryforwards               $ 27,347       $ 10,988
AMT credit carryforward                                           149            478
Charitable contributions carryforward                           6,653          6,653
Deferred gains on sale lease-back transactions                  4,815          5,337
Accrued expenses not deductible for tax                         4,964          1,120
Intangible assets                                               1,261            700
Asset impairment charges and other losses                       5,364            361
Deferred life estate revenue                                    4,253          4,220
Other                                                             281            308
                                                             --------       --------
  Total gross deferred tax assets                              55,087         30,165
  Less valuation allowance                                    (16,228)        (8,717)
                                                             --------       --------
  Total deferred tax assets, net of valuation allowance        38,859         21,448

Deferred tax liabilities:

Buildings and equipment                                        38,250         31,509
Other                                                           1,380          2,686
                                                             --------       --------
  Total gross deferred tax liabilities                         39,630         34,195
                                                             --------       --------
  Net deferred tax liability                                   ($ 771)     ($ 12,747)
                                                             ========       ========

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes on income (loss) from continuing operations before income taxes, minority interest and extraordinary item:

                                                                2001         2000        1999
                                                                ----         ----        ----
Statutory tax rate                                              35.0%       35.0%       35.0%
Difference in book and tax goodwill amortization expense        (0.3%)      (1.4%)       4.0%
State income taxes, net of Federal benefit                       0.3%        1.3%       (1.8%)
Non-deductible expenses and other items                         (0.1%)      (0.4%)       0.8%
Change in valuation allowance                                   (9.4%)        --          --
                                                                ----         ----        ----
  Total                                                         25.5%       34.5%       38.0%
                                                                ====        ====        ====

At December 31, 2001, the Company had unused federal net operating loss (NOL) carryforwards of approximately $65 million for regular tax purposes and $41 million for alternative minimum tax, which expire in 2011 through 2021. As of December 31, 2001 the Company had alternative minimum tax credit carryforwards of approximately $149,000. The Company also had an unused charitable contribution carryforward of approximately $19 million, which carried over from the acquisition of FGI. The charitable contribution carryover expires in 2002.

As of December 31, 2001, the Company carried a valuation allowance against deferred tax assets in the amount of $16.2 million. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $7.5 million and $2.0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The ultimate realization of deferred tax assets related to net operating loss carryforwards and tax credit carryforwards is dependent upon the generation of future taxable income prior to the expiration of the carryforwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of projected future taxable income over the period in which the Company can utilize the charitable contribution carryforward, management believes that it is more likely than not that the tax benefit of the charitable contribution carryforward will not be fully realized prior to its expiration in 2002. Therefore, management has determined that a valuation allowance in the amount of $6.7 million should be applied against the charitable contribution carryforward. Furthermore, management has determined that a valuation allowance in the amount of $9.5 million should be applied against federal and state net operating loss carryovers, and other deferred tax assets due to the cumulative and expected taxable losses.

(15) LEASEHOLD ACQUISITIONS AND MANAGED SPECIAL PURPOSE ENTITIES (SPE)

The Company had entered into various transactions with third parties for the development of certain Free-standing ALs. The Company generally has owned the land used for development purposes. The Company entered into long-term ground leases with a special purpose entities, generally subsidiaries of a bank or REIT (the Owner). The Owner entered into a construction loan agreement with a lender or the Company provided the funding.

Upon completion of the various development projects, the Owners of these senior living communities leased the properties to various other SPEs (the Lessee) under operating leases. The Company then entered into management agreements with the Lessee's to manage the operations of the leased senior living communities (Managed SPE Communities). The management agreements provided for the payment of management fees to the Company based on a percentage of each community's gross revenues and required the Company to fund the Lessee's operating deficits above specified amounts. The Company was required to pledge to the Lessees certificates of deposit as collateral to support the Company's operating deficit obligations. Such certificates of deposit were pledged by the lessee's to the Owner as collateral to support the lessees' lease obligations. At December 31, 2001, the Company had pledged certificates of deposit in the aggregate of $35.4 million, which are classified as non-current assets limited as to use. The Company receives the interest income earned on these certificates of deposit. During 2001, 2000 and 1999, the Company funded operating deficits of $5.0 million, $2.2 million and $374,000, respectively. Such amounts are recorded as equity in losses of managed special purpose entity communities on the accompanying Statements of Operations.

The management agreements also provided the Company with purchase options or rights of first refusal to assume the Lessee's leasehold interests in the leases at a formula price, but the Company was under no obligation to exercise these options or rights of first refusal. During 2000, Company acquired leasehold interests in 13 Managed SPE Communities and acquired a fee simple title to one Managed SPE Community. During 2001, the Company exercised its rights of first refusals and assumed all of the remaining leasehold interests in 12 Managed SPE Communities for an aggregate purchase price of $19.2 million. In connection with the 2001 acquisitions, the Company accrued $2.0 million for payments due in 2002, and issued approximately $17.2 million of interest-only notes, due October 1, 2008, bearing interest at 9.625% per annum. The notes are secured by the Company's interest in a Retirement Center located in Richmond, Virginia. Ten of the 26 Managed SPE Communities were originally leased to affiliates of John

Morris, a director of the Company. The Company accrued $842,000 for cash payments to be made in 2002 and issued a $7.6 million, 9.625% fixed interest only note, due October 1, 2008 to acquire these leasehold interests of the affiliates of John Morris. The terms of this note and its related security instruments are identical to those issued to unaffiliated SPE entities in connection with the other leasehold acquisitions during the fourth quarter of 2001.

The leasehold interest acquisitions resulted in leasehold acquisition costs of $19.3 million during 2001 and $15.7 million during 2000, which are amortized over the remaining base term of the leases (generally ten to 15 years, or, if shorter, the expected life of the lease). Amortization expense and accumulated amortization was $2.0 million and $2.7 million, and $555,000 and $750,000 as of and for the years ended December 31, 2001 and 2000, respectively.

As of December 31, 2001, the Company leases 25 of the former Managed SPE Communities and the Company owns one former Managed SPE community. The working capital assets and liabilities of these communities are presented in the Consolidated Balance Sheet at December 31, 2001. The Company acquired the leasehold interests in 10 of these former Managed SPE Communities on December 31, 2001. As a result, the operations of these 10 communities are not included in the Company's 2001 operating results.

(16) INDUSTRY SEGMENT INFORMATION

The Company has significant operations principally in two industry segments: (1) Retirement Centers and (2) Free-Standing ALs. Retirement Centers represent 31 of the senior living communities which provide a continuum of care services such as, independent living, assisted living and skilled nursing care. The Company currently operates 34 Free-Standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. During fiscal year 2000, the Company realigned its management consistent with these segments. Prior to fiscal 2000, the Company operated in one segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance on EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other special charges related to asset impairment and other losses, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. Fiscal year 1999 data was reclassified to conform to the segment alignment(1). The following is a summary of total revenues, EBITDAR, and total assets by segment for the years ended December 31, 2001, 2000 and 1999 (in thousands).(1)

                                                        FREE-STANDING
                                          RETIREMENT      ASSISTED       CORPORATE/
                                           CENTERS        Living(3)       OTHER(4)          TOTAL
                                          ----------    -------------    ----------       ---------
FOR THE YEAR ENDED DECEMBER 31, 2001

Revenues                                  $ 216,570       $  37,350       $   2,296       $ 256,216
NOI/Community EBITDAR(2)                     76,374            (690)        (28,483)         47,201
Lease expense                                                                                35,367
Depreciation and amortization                                                                21,717
Asset impairments and other losses                                                            6,343
Operating income (loss)                                                                     (16,226
Total assets                                509,732         241,069          99,390         850,191

FOR THE YEAR ENDED DECEMBER 31, 2000

Revenues                                  $ 188,956       $  12,099       $   5,059       $ 206,114
NOI/Community EBITDAR(2)                     65,241          (2,851)        (14,366)         48,024
Lease expense                                                                                18,267
Depreciation and amortization                                                                17,142
Operating income (loss)                                                                      12,615
Total assets                                523,113         214,660          54,707         792,480

FOR THE YEAR ENDED DECEMBER 31, 1999

Revenues                                  $ 159,531       $   4,959       $  10,780       $ 175,270
NOI/Community EBITDAR(2)                     58,722               6          (4,456)         54,272
Lease expense                                                                                12,985
Depreciation and amortization                                                                13,692
Asset impairments and other losses                                                           12,536
Operating income (loss)                                                                      15,059
Total assets                                515,083         160,661          64,667         740,411

(1) Segment data does not include any inter-segment transactions or allocated costs.

(2) EBITDAR is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other charges related to asset impairments and other losses, equity in loss of Managed SPE Communities, other income (expense), minority interest, and extraordinary items. EBITDAR is commonly referred to by the Company as Net Operating Income or NOI.

(3) Free Standing AL Revenues represent the Company's consolidated revenues for the period throughout the year the communities were owned or leased. During 2001, 12 of the 34 Free Standing AL leasehold interests were acquired and therefore results are not indicative of 34 communities for the twelve months ended.

(4) Corporate/Other Revenues represent the Company's development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs.

(17) COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains commercial insurance on a claims-made basis for medical malpractice liabilities.

Insurance

The Company is self-insured for workers' compensation claims with excess loss coverage of $250,000 per individual claim and $1 million for aggregate claims. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued $3.3 million to cover open claims not yet settled and incurred but not reported claims as of December 31, 2001. Management is of the opinion that such amounts are adequate to cover development of any open claims and any such claims incurred but not reported as of December 31, 2001.

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general liability and professional malpractice liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance has risen substantially.

The Company's previous liability policies expired on July 1, 2001, and the Company was able to obtain an extended policy through December 2001 only by paying significantly higher premiums and higher deductibles. As a result, beginning in the third quarter of 2001, the Company began incurring significantly higher costs for premiums and accruals for potential liability claims. As part of this renewal, four incidents were excluded from policy coverage. To date, the Company believes one of these incidents may result in liability, which has been accrued for as of December 31, 2001.

The Company renewed this liability policy effective January 1, 2002, expiring December 31, 2002, and was required to pay significantly higher premiums and continue the foregoing deductible program. The Company also has underlying and umbrella excess liability protection policies in the amount of up to $25.0 million in the aggregate.

Leases

As of December 31, 2001, the Company operates 33 of its senior living communities under long-term operating leases. The Company also leases its corporate offices and has a ground lease for a senior living community purchased during 2001. The remaining base lease terms vary from two to 16 years. Certain of the leases provide for renewal and purchase options.

At December 31, 2001, fourteen of the leased senior living communities were operated under leasing structures which are treated as operating leases for financial reporting purposes and financing leases for income tax purposes. The lessors are subsidiaries of banks or a REIT and are required to maintain certain at-risk funding levels. The remainder of the lessor's funding came from third party debt guaranteed by the Company, or borrowings from the Company in the form of notes receivable. At December 31, 2001, the Company was a guarantor on $61.1 million of the $64.7 million third party lessors debt and had $82.9 million of notes receivable from the lessors. These leases provide the Company with termination rights whereby the Company can terminate the leases and acquire the property at predetermined amounts in exchange for assuming the lessors' debt, forgiving the notes receivable from the lessor, and repaying the lessors' equity. The Company may elect to terminate the lease and remarket the property on behalf of the lessors. If the net sales proceeds are an amount higher than the lessors' costs, such excess is paid to the Company. If the net sales proceeds are less than the lessors' costs, the Company is obligated, under residual value guarantees, to pay to the lessors any shortfall in sales proceeds, not to exceed approximately 85% of the lessors' original cost of the properties. At December 31, 2001, the Company's residual value guarantees under these fourteen leases aggregated $212.8 million. These residual value guarantee represents an off-balance sheet contingent liability, for which the Company does not believe it has any significant exposure. However, as a result of anticipated transactions as part of the Refinancing Plan, the Company expects to record approximately $33.7 million of loss from sale lease-back transactions. For financial reporting purposes, these losses are considered residual value guarantee amounts which are being recognized as lease expense.

During the fourth quarter of 2001, the Company determined that it would exercise its lease termination rights and purchase the property under each of these fourteen leases and, as part of its Refinancing Plan, the Company would simultaneously enter into sale lease-back transactions with respect to eight of these properties. The lease termination and sale lease-back transactions are expected to occur in the first and second quarters of 2002. The lease termination and sale lease-back transactions are expected to result in aggregate losses of approximately $33.7 million. As currently contemplated, these transactions would be accounted for as financings. For financial reporting purposes, these losses are considered residual value guarantee amounts which would be recognized as lease expense on a straight-line basis over the remaining terms of the leases, beginning in the fourth quarter of 2001. As of December 31, 2001, the Company recognized $7.9 million of the $33.7 million losses as lease expense. In addition, due to the shorter expected remaining life of these leases, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. The Company recorded additional amortization costs of $472,000 as a result of this acceleration. In connection with the termination of the synthetic leases and the sale lease-backs, the Company will not incur any cash outlay other than transaction costs in connection with these transactions.

Total lease expense was $35.4 million, $18.3 million and $13.0 million for 2001, 2000, and 1999, respectively.

Future minimum lease payments excluding residual value guarantees under operating leases as of December 31, 2001 were as follows (in thousands):

            2002                                   $  36,075
            2003                                      36,321
            2004                                      36,387
            2005                                      36,032
            2006                                      35,077
            Thereafter                               205,650
                                                   ---------
                                                   $ 385,542
                                                   =========

Management and Development Agreements

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

In connection with the execution of certain management contracts, the Company assumed a debt guaranty on the mortgage debt of one of the managed communities. At December 31, 2001, $18.0 million was outstanding under the debt agreement. In addition, the Company has additional guaranteed mortgage debt of approximately $73.4 million of which $12.8 million relates to two leased Retirement Centers, $48.3 million relates to leased Free-standing ALs, and $12.3 million relates to two joint ventures which the Company manages.

The Company is currently not providing development services for senior living communities owned by others. Under the terms of the past development or management agreements, the Company received a fixed fee of approximately 3.75% to 5% of the total construction costs of the communities. Such fees are recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $47,000, $901,000 and $5.9 million of development fee revenue during 2001, 2000 and 1999, respectively.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community's license or closure of a community. Except as noted below, management believes the Company was in compliance with such federal and state regulations at December 31, 2001.

The Company manages a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance has notified the owner of the Company's managed community in Peoria, Arizona, that the owner is not currently in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement is technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company has provided the Department with a limited guaranty relating to the financial performance of the community. Furthermore, the owner of the community has agreed to terminate the existing management agreement and to enter into a long-term lease with the Company upon the Department's approval of the Company as the "provider" at the Community. The Company has submitted to the Arizona DOI an application for the Company to enter into the lease and become the provider for the community. The Department is currently reviewing the application. The Company expects that the Department will issue its final approval during the first or second quarter of 2002. There can be no assurance that the State of Arizona will approve the Company's application or that it will not enforce the law strictly or that the Company can successfully negotiate a lease with the owner of the community that is acceptable to both the Company and the Arizona DOI. A violation of this net worth requirement may, among other things, allow the Arizona Department of Insurance to take steps to appoint a receiver for the community.

(18) RELATED PARTY TRANSACTIONS

The Company agreed to develop for an unaffiliated third party, ten Free-standing ALs. Following completion of construction, the communities were leased to SPE affiliates of John Morris, a director of the Company. The Company agreed to manage these Managed SPE Communities pursuant to management agreements that provided for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and required the Company to fund operating losses above a specified amount. During 2001, the Company acquired from affiliates of John Morris, leasehold interests in six Managed SPE Communities for $8.4 million. The Company accrued $842,000 for cash payments to be made in 2002 and issued a $7.6 million, 9.625% interest only note, due October 2008. This note, and certain similar notes, are secured by the Company's interest in a Retirement Center located in Richmond, Virginia. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other Managed SPE Communities. During 2000, the Company acquired from the affiliates of John Morris leasehold interests in four Managed SPE Communities for $6.2 million. During 2001 and 2000, the Company recognized $720,000 and $984,000, respectively, in operating losses related to the leases acquired, and recognized $233,000 and $562,000 of management fees in 2001 and 2000, respectively, pursuant to the management agreements. At December 31, 2001, the Company had no further Managed SPE Communities or operating deficit agreements.

In July 1998, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Peoria, Arizona, Freedom Plaza Limited Partnership (FPLP). Mr. Roskamp, a previous director of the Company, is a director of a charitable foundation that owns an interest in the community. Pursuant to the management agreement, the Company receives a management fee equal to all cash receipts from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owners. The Company recognized $235,000, $972,000, and $1.5 million of management fees in 2001, 2000, and 1999 respectively, pursuant to this agreement. At December 31,

2001 and 2000, the Company has advances of $1.9 million and $2.3 million, respectively from FPLP. Such amounts are non-interest bearing and due on demand.

W.E. Sheriff, the Company's chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns a 128-bed nursing center, Freedom Plaza Care Center (FPCC), in Peoria, Arizona. FPCC was previously leased by FPLP. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for FPLP. The Company also served as the developer of an expansion of FPCC, which was completed July 2001. Pursuant to the terms of its development agreement with Maybrook, the Company received a development fee of $125,000. The Company recognized $46,875 and $78,125 of the development fee in 2001 and 2000, respectively.

Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from FPLP. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease.

In July 1998, the Company entered into a 20-year management agreement (with two ten-year renewal options) for a senior living community located in Seminole, Florida. In connection with the management agreement, the Company paid a $1.2 million fee to the owner of the community, which is a general partnership in which Mr. Roskamp, owns a 98.0% interest, and assumed an existing guaranty of approximately $18.6 million ($18.0 million as of December 31, 2001) of the mortgage debt associated with the community. Pursuant to the management agreement, the Company receives a management fee equal to all cash receipts from the community that is in excess of operating expenses, refunds of entrance fees, capital expenditure reserves, debt service, and certain payments to the community's owner. The Company also acquired an option to purchase the community upon the occurrence of certain events (including the expiration of the agreement) for a formula purchase price. The Company recognized negative management fees of $334,000 in 2001, and $519,000 and $368,000 of management fee income in 2000 and 1999 respectively, pursuant to this agreement. At December 31, 2001 and 2000, the Company had advances of $2.3 million and $2.5 million, respectively from this community. Such amounts are non-interest bearing and due on demand.

In July 1998, the Company entered into a three-year management agreement for a senior living community located in West Brandywine, Pennsylvania, that was owned by a partnership in which Mr. Roskamp, owned a 70.0% interest. Pursuant to the management agreement, the Company received a management fee equal to 5.0% of the gross revenues of the community. The Company paid a non-refundable deposit of $2.0 million to acquire an option to purchase the community for a purchase price of $14.0 million, plus the assumption of certain specified liabilities. On May 26, 2000, the Company assigned its purchase option to a third party, which exercised the option and purchased the property. The Company subsequently entered into a series of agreements with this third party to lease and operate the retirement community. In connection with this transaction, the Company is required to maintain $17.6 million of assets limited as to use, on which the Company receives the interest. The Company recognized $3.7 million and $1.9 million of life estate income in 2001 and 2000 respectively, pursuant to this management agreement. At December 31, 2001 and 2000, the Company has receivables from the lessor of $971,000 and a note payable of $888,000 to the lessor, respectively. Such amounts are non-interest bearing.

In 1998, the Company entered into an agreement to provide development services related to the development and construction of a senior living community in Sarasota, Florida that opened during 2000. The community is owned by a limited liability company in which Mr. Roskamp owns a 57.5% interest. The Company managed the community following its completion pursuant to a five-year management agreement that provides for a management fee equal to 5.0% of the gross revenues of the community. In consideration of the Company's payment of a $2.0 million fully-refundable deposit, the Company acquired an option to purchase the community for a price to be negotiated. During the third quarter of 2000, the Company chose to cancel the purchase option, and the full $2.0 million deposit was refunded. The management agreement for this community was mutually terminated on December 31, 2000. The Company recognized $750,000 and $900,000, of development fees in 2000 and 1999, respectively and $65,300 in management fees in 2000, from the agreement.

In connection with the 1998 purchase business combination, Mr. Roskamp entered into a three-year consulting agreement with the Company that provided for annual payments of $150,000 to Mr. Roskamp through June 2001.

(19)  SUBSEQUENT EVENTS

Refinancing Plan Events

On January 1, 2002, the Company acquired for $7.1 million a Free-standing AL community in Clearwater, Florida. The Company funded this acquisition by assuming a $4.7 million mortgage note. The community has 83 units, of which 57 are assisted living and 26 are memory enhanced.

On January 1, 2002, the Company sold for $45.0 million a retirement center in Charlotte, North Carolina. The Company used a majority of the sale proceeds to pay $34.8 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community.

On January 25, 2002, the Company amended two loan agreements totaling $7.2 million. The amendment extends the due dates of the agreements to December 31, 2002, requires additional monthly principal payments of $60,000, and required a $1.0 million cash collateral deposit. In connection with the amendment, the Company agreed to, among other things, (1) retire or refinance approximately $92.3 million of indebtedness on or before July 1, 2002, so as to mature no earlier than December 1, 2003 and (2) retire or refinance the outstanding principal amount of $132.9 of its Debentures on or before September 1, 2002 so as to mature no earlier than October 1, 2004 (see note 3 to the Company's Consolidated Financial Statements).

On February 12, 2002, the Company sold Holley Court Terrace, a Retirement Center in Oakpark, Illinois, for $18.5 million. The Company used a portion of the sale proceeds to pay $12.9 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community.

On February 12, 2002, the Company sold The Homewood at Coconut Creek, a Free-standing AL in Coconut Creek, Florida, for $9.7 million. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. The Company used a portion of the sale proceeds to pay $8.6 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community.

On February 7, 2002, the Company amended a master lease agreement to include four Free-standing AL communities which were previously leased under individual leases from this same lessor.

On March 22, 2002, the Company sold The Heritage Club at Greenwood Village, a Free-standing AL in Denver, Colorado, for $17.9 million. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. The Company used a portion of the sale proceeds to pay $16.3 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community.

On March 29, 2002, the Company sold two Retirement Centers and three Free-standing ALs for $73.2 million. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. The Company used a portion of the proceeds to repay $54.9 million of debt. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The Company has an option to acquire one of the Retirement Centers after March 28, 2006, subject to certain conditions.

Other Subsequent Events

On January 1, 2002, the Company became self-insured for employee medical coverage. Estimated costs related to these self-insurance programs will be accrued based on known claims and projected settlements of unasserted claims. Subsequent changes in, among others, assumed claims, claim costs, claim frequency, as well as changes in actual experience, could cause these estimates to change. Medical insurance is provided to the communities under a blanket commercial policy purchased by the Company. Premiums will be allocated to each community based upon factors similar to those used by the insurance provider to compute the aggregate group policy premium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 30, 2002 to be filed with the Securities and Exchange Commission (the "SEC"). Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 30, 2002 to be filed with the SEC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 30, 2002 to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 30, 2002 to be filed with the SEC.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14.  (a)  (1)  Financial Statements: See Item 8
               (2)  Financial Statement Schedules: See Item 8
               (3) Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit
Number      Description
------      -----------

2.1 Limited Partnership Agreement of American Retirement Communities, L.P. dated February 7, 1995, as amended April 1, 1995.(1)
2.2 Articles of Share Exchange between American Retirement Communities, L.P., and American Retirement Corporation, dated March 31, 1995.(1)
2.3         Reorganization Agreement, dated February 28, 1997.(1)
2.4 Agreement and Plan of Merger, dated as of May 29, 1998, by and among American Retirement Corporation, Freedom Group, Inc., and the shareholders of Freedom Group, Inc.(2)
2.5 Supplemental Agreement, dated July 14, 1998, among American Retirement Corporation, Freedom Group, Inc., Robert G. Roskamp, PHC, L.L.C., and The Edgar and Elsa Prince Foundation(3)
2.6 Amendment to Agreement and Plan of Merger, dated October 12, 1998, by and among American Retirement Corporation and each of the former shareholders of Freedom Group, Inc. (3)
3.1         Charter of the Registrant(1)
3.2         Articles of Amendment to the Charter of the Registrant(3)
3.3 Articles of Amendment to the Charter of the Registrant, dated May 12, 1999 (10)
3.4         Bylaws of the Registrant, as amended(3)
4.1         Specimen Common Stock certificate(1)
4.2         Article 8 of the Registrant's Charter (included in Exhibit 3.1)
4.3 Form of Indenture between the Company and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 5 3/4 % Convertible Subordinated Debentures due October 1, 2002 of the Company.(4)
4.4 Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company.(5)
10.1 American Retirement Corporation 1997 Stock Incentive Plan, as amended(6)
10.2        American Retirement Corporation Employee Stock Purchase Plan(1)
10.3        First Amendment to Employee Stock Purchase Plan(8)
10.4        American Retirement Corporation 401(k) Retirement Plan(1)
10.5        Officers' Incentive Compensation Plan(1)
10.6        Registration Rights Policy(1)
10.7 Registration Rights Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp, PHC, LLC, and the Edgar and Elsa Prince Foundation(7)

10.8 Shareholder Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp(7)
10.9 Consulting Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp(7(1))
10.10 Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P.(4)
10.11 Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership(4)
10.12 Amended and Restated Loan Agreement, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)
10.13 Amended and Restated Promissory Note, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)
10.14 Assumption, Consent and Loan Modification Agreement, dated February 9, 1995, by and among Carriage Club of Denver, L.P. and General Electric Capital Corporation(1)
10.15 Loan Agreement, dated October 31, 1995, by and between American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)
10.16 Amended and Restated Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)
10.17 Revolving Credit Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended.(1)
10.18 Standby Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina(1)
10.19 Reimbursement Agreement, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina(1)
10.20 Letter of Intent, dated April 3, 1997, by National Health Investors, Inc. to American Retirement Corporation(1)
10.21 Master Loan Agreement, dated December 23, 1996 between First American National Bank and American Retirement Communities, L.P.(1)
10.22 Letter of Intent, dated February 24, 1997, by National Health Investors, Inc. to American Retirement Corporation(1)
10.23 Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc. as Lessee(8)
10.24 Loan Agreement, dated as of December 31, 1997, between General Electric Capital Corporation and Fort Austin Limited Partnership(8)
10.25 Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $62,330,000(8)
10.26 Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $50,000,000(8)
10.27 Fixed Rate Program Promissory Note Secured by Mortgage, dated July 9, 1998, by ARCLP-Charlotte, LLC to Heller Financial, Inc. in the original principal amount of $36,000,000(7)
10.28 Financing and Security Agreement, dated June 8, 1999, by and among ARC Capital Corporation II and Bank United, as Agent(9)
10.29 Loan Commitment, dated July 30, 1999, among American Retirement Corporation and Guaranty Federal Bank, F.S.B. (9)
10.30 Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation(9)
10.31 Amended and Restated Financing and Security Agreement, dated February 11, 2000, by and among ARC Capital Corporation II and Bank United, as Agent(10)
10.32 Loan Agreement, dated March 23, 2000, by and between ARC Heritage Club, Inc. and GMAC Commercial Mortgage Corporation(11)
10.33 Construction Loan Agreement, dated March 17, 2000 between Freedom Village of Sun City Center, Ltd. and Suntrust Bank, Tampa Bay(12)
10.34 Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans(12)

10.35       Construction Loan Agreement, dated September 28, 2000 between ARC
            Scottsdale, LLC and Guaranty Federal Bank, F.S.B.(1)
10.36       First Amendment to Amended and Restated Financing and Security
            Agreement(13)
10.37       First Amendment to Amended and Restated Guaranty of Payment
            Agreement(13)
10.38       Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000(14)
10.39       Promissory Note, dated December 30, 1998, between CI Newport News
            Limited Partnership and GMAC Commercial Mortgage Corporation (which has been assumed by the Company) (14)
10.40       Loan Agreement, dated March 30, 2001, between ARC Post Oak, L.P. and
            GMAC Commercial Mortgage Corporation(14)
10.41       Second Amendment to Amended and Restated Financing and Security
            Agreement, dated June 30, 2001 between Washington Mutual Bank, FA and ARC Capital Corporation II(15)
10.42       Purchase and Sale Agreement dated June 13, 2001 between Fort Austin
            Limited Partnership and Corporate Realty Investment Company LLC(15)
10.43       Executive Change in Control Severance Benefits Plan(15)
10.44       American Retirement Corporation 401(k) Plan and Trust and Adoption
            Agreement(16)
10.45       1997 Stock Incentive Plan, as amended(16)
10.46       Third Amendment to Amended and Restated Financing and Security
            Agreement, dated September 30, 2001 between Washington Mutual Bank,
            FA and ARC Capital Corporation II(16)
10.47       Loan Agreement, dated September 26, 2001, between ARC Holley Court
            Terrace, LLC and GMAC Commercial Mortgage Corporation(16)
10.48       Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc.
            and ARC HDV, LLC.(16)
10.49       Master Lease and Security Agreement, dated July 31, 2001, between
            ARC Pinegate, L.P., ARC Pearland, L.P., American Retirement
            Corporation, Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring
            Shadow, L.P., Nationwide Health Properties, Inc. and NH Texas
            Properties, L.P.(16)
10.50       Real Estate Purchase and Sale Contract, dated November 9, 2001, between CNL Retirement Corp and American Retirement Corporation
10.51       Deed of Trust Note, dated December 3, 2001, between Highland
            Mortgage Company and ARC Wilora Lake, Inc.
10.52       Promissory Note, dated January 1, 2002, between SIRROM Partners and
            C/M Corporation
21          Subsidiaries of the Registrant
23          Consent of KPMG LLP

----------
1 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-23197).
2 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated May 29, 1998.
3 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
4 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34339).
5 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1998.
6 Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-94747)
7 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
8 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
9 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
11 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
12 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
13 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
14 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
15 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
16 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2001:
     On November 14, 2001, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental financial information relating to the Company's third quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN RETIREMENT CORPORATION

March 29, 2002                       By: /s/ W.E. Sheriff
                                         ---------------------------------------
                                         W.E. Sheriff
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                               TITLE                                       DATE
    ---------                               -----                                       ----
    /s/ W.E. Sheriff                  Chairman and                                   March 29, 2002
    -----------------------------     Chief Executive Officer
    W.E. Sheriff                      (Principal Executive Officer)

    /s/ George T. Hicks               Executive Vice President - Finance,            March 29, 2002
    -----------------------------     Chief Financial Officer, Secretary and
    George T. Hicks                   Treasurer (Principal Financial and
                                      Accounting Officer)

    /s/ Frank M. Bumstead             Director                                       March 29, 2002
    -----------------------------
    Frank M. Bumstead

    /s/ Christopher Coates            Director                                       March 29, 2002
    -----------------------------
    Christopher J. Coates

    /s/ Clarence Edmonds              Director                                       March 29, 2002
    -----------------------------
    Clarence Edmonds

    /s/ John A. Morris, Jr., M.D.     Director                                       March 29, 2002
    -----------------------------
    John A. Morris, Jr., M.D.

    /s/ Daniel K. O'Connell           Director                                       March 29, 2002
    -----------------------------
    Daniel K. O'Connell

    /s/ Nadine C. Smith               Director                                       March 29, 2002
    -----------------------------
    Nadine C. Smith

    /s/ Lawrence J. Stuesser          Director                                       March 29, 2002
    -----------------------------
    Lawrence J. Stuesser

                        American Retirement Corporation
                Schedule II - Valuation and Qualifying Accounts

                                                           Additions
                                                   -------------------------
                                     Balance at    Charged to     Charged to                  Balance at
                                    Beginning of    costs and        other                     End of
        Description                   Period        expenses       accounts     Deductions     Period
---------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
                                     ====================================================================
   Year ended December 31, 1999      $   242        $   149        $      -      $  (123)      $   268
                                     ====================================================================
   Year ended December 31, 2000      $   268        $ 1,266        $      -      $  (182)      $ 1,352
                                     ====================================================================
   Year ended December 31, 2001      $ 1,352        $ 3,960        $      -      $  (127)      $ 5,185
                                     ====================================================================
Deferred Tax Valuation Account
                                     ====================================================================
   Year ended December 31, 1999      $ 6,653        $   901        $      -           $-       $ 7,554
                                     ====================================================================
   Year ended December 31, 2000      $ 7,554        $ 1,163        $      -           $-       $ 8,717
                                     ====================================================================
   Year ended December 31, 2001      $ 8,717        $ 7,511        $      -           $-       $16,228
                                     ====================================================================
Reserve for Contractual loss
                                     ====================================================================
   Year ended December 31, 1999      $     -        $ 6,200        $      -           $-       $ 6,200
                                     ====================================================================
   Year ended December 31, 2000      $ 6,200        $     -        $      -      $(5,389)      $   811
                                     ====================================================================
   Year ended December 31, 2001      $   811        $   443        $      -      $  (467)      $   787
                                     ====================================================================

                         American Retirement Corporation
                   Schedule IV - Mortgage Loans on Real Estate


                                                                                                                Principal amount
                                           Final     Periodic                                    Carrying       of loans subject
                              Interest   Maturity     Payment                   Face amount     amount of          to delinquent
          Description           Rate       Date        Terms   Prior liens     of mortgages    mortgages(2)   principal or interest
------------------------------------------------------------------------------------------------------------------------------------
First mortgage loan          LIBOR+200   01-Oct-05      (1)                -           1,533           1,533                      -
First mortgage loan          LIBOR+200   01-Jan-07      (1)                -          12,127          12,127                      -
First mortgage loan          LIBOR+200   01-Apr-07      (1)                -           9,644           9,644                      -
First mortgage loan          LIBOR+300   01-Jul-07      (1)                -           7,766           7,766                      -
First mortgage loan          LIBOR+300   01-Jul-07      (1)                -           1,378           1,378                      -
First mortgage loan          LIBOR+200   01-Dec-09      (1)                -          17,513          17,513                      -
First mortgage loan          LIBOR+300   01-Dec-09      (1)                -           9,778           9,778                      -
First mortgage loan          LIBOR+200   01-Jan-10      (1)                -           8,221           8,221                      -
First mortgage loan          LIBOR+200   01-Feb-10      (1)                -           8,559           8,559                      -
Other first mortgage loans                                                 -           3,186           3,186                      -
                                                               ---------------------------------------------------------------------
                                                               $           -    $     79,705    $     79,705    $                 -
                                                               =====================================================================

(1) Principal payment based upon a 25-year amortization schedule with outstanding principal due at maturity.

(2) The carrying amount of the mortgage aggregate cost for federal income tax purposes is $79,705.

                                                                        --------
Balance at December 31, 1998                                            $ 19,731
                                                                        ========
   Additions during period:
       New mortgage loans                                 79,028
   Deductions during period:
       Collections of principal                             (174)
       Write offs of impaired loans                       (1,349)
                                                         -------        --------
Balance at December 31, 1999                                            $ 97,236
                                                                        ========
   Additions during period:
      New mortgage loans                                  23,084
   Deductions during period:
      Collections of principal                           (31,815)
                                                         -------        --------
Balance at December 31, 2000                                            $ 88,505
                                                                        ========
   Additions during period:
      New mortgage loans                                   6,285
   Deductions during period:
      Collections of principal                           (14,633)
      Write offs of impaired loans                          (652)
                                                         -------        --------
Balance at December 31, 2001                                            $ 79,505
                                                                        ========