Form 10-Q
period 2002-03-31
AMERICAN RETIREMENT CORP
filed 2002-05-15
CIK 787784

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2002

Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from to

Commission file number 01-13031

AMERICAN RETIREMENT CORPORATION

(Exact name of Registrant as specified in its charter)

Tennessee	62-1674303

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Westwood Place, Suite 200, Brentwood, TN	37027

(Address of principal executive offices)	(Zip Code)

(615) 221-2250

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

As of May 10, 2002, there were 17,276,520 shares of the Registrant’s common stock, $.01 par value, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of
	Operations for the Three Months Ended
	March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash
	Flows for the Three Months Ended March 31,
	2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	29

Signatures		30

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31, 2002	December 31, 2001

ASSETS

Current assets:

Cash and cash equivalents	$25,696	$19,334

Assets limited as to use	12,077	10,122

Accounts receivable, net of allowance for doubtful accounts	13,533	11,447

Inventory	1,264	1,249

Prepaid expenses	5,196	3,016

Deferred income taxes	1,285	1,285

Other current assets	5,969	5,799

Total current assets	65,020	52,252

Assets limited as to use, excluding amounts classified as current	62,415	68,618

Land, buildings and equipment, net	496,238	525,174

Notes receivable	29,403	84,537

Goodwill, net	36,463	36,463

Leasehold acquisition costs, net	26,650	33,484

Other assets	55,934	49,663

Total assets	$772,123	$850,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt, including convertible subordinated debentures	$295,922	$371,667

Accounts payable	5,628	7,919

Accrued interest	5,007	3,584

Accrued payroll and benefits	5,139	4,838

Accrued property taxes	5,605	7,998

Other accrued expenses	8,131	9,926

Other current liabilities	17,155	17,436

Total current liabilities	342,587	423,368

Long-term debt, excluding current portion	212,167	190,458

Refundable portion of life estate fees	45,298	46,309

Deferred life estate income	52,828	51,211

Tenant deposits	5,594	6,016

Deferred gain on sale-leaseback transactions	30,218	13,055

Deferred income taxes	1,904	2,055

Other long-term liabilities	12,050	10,171

Total liabilities	702,646	742,643

Commitments and contingencies (See notes)

Shareholders’ equity:

Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, $.01 par value; 200,000,000 shares authorized, 17,276,520 and 17,276,520 shares issued and outstanding, respectively	173	173

Additional paid-in capital	145,590	145,590

Accumulated deficit	(76,286)	(38,215)

Total shareholders’ equity	69,477	107,548

Total liabilities and shareholders’ equity	$772,123	$850,191

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended March 31,

	2002	2001

Revenues:

Resident and health care	$75,253	$59,672

Management and development services	65	709

Total revenues	75,318	60,381

Operating expenses:

Community operating expenses	53,977	41,789

General and administrative	5,920	4,994

Lease expense	32,965	6,751

Depreciation and amortization	5,022	4,696

Amortization of leasehold acquisition costs	7,122	396

Total operating expenses	105,006	58,626

Operating (loss) income	(29,688)	1,755

Other income (expense):

Interest expense	(9,725)	(9,226)

Interest income	1,660	3,184

(Loss) gain on sale of assets	(26)	181

Equity in losses of managed special purpose entity communities	—	(966)

Lease income	561	513

Other expense, net	(7,530)	(6,314)

Loss from continuing operations before income taxes, minority interest, and extraordinary item	(37,218)	(4,559)

Income tax expense (benefit)	97	(1,446)

Loss from continuing operations before minority interest and extraordinary item	(37,315)	(3,113)

Minority interest in earnings of consolidated subsidiary, net of tax	—	(100)

Loss from continuing operations before extraordinary item	(37,315)	(3,213)

Extraordinary (loss) gain on extinguishment of debt, net of tax	(756)	395

Net loss	$(38,071)	$(2,818)

Basic loss per share:

Basic loss per share from continuing operations before extraordinary item	$(2.16)	$(0.18)

Extraordinary (loss) gain, net of tax	(0.04)	0.02

Basic loss per share	$(2.20)	$(0.16)

Diluted loss per share:

Diluted loss per share from continuing operations before extraordinary item	$(2.16)	$(0.18)

Extraordinary (loss) gain, net of tax	(0.04)	0.02

Diluted loss per share	$(2.20)	$(0.16)

Weighted average shares used for basic loss per share data	17,277	17,135

Effect of dilutive common stock options	—	—

Weighted average shares used for diluted loss per share data	17,277	17,135

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:

Net loss	$(38,071)	$(2,818)

Extraordinary loss (gain) on extinguishment of debt, net of tax	756	(395)

Loss from continuing operations	(37,315)	(3,213)

Adjustments to reconcile loss from continuing operations to net cash and cash equivalents (used) provided by operating activities:

Depreciation and amortization	12,144	5,092

Amortization of deferred entrance fee revenue	(2,461)	(2,625)

Amortization of deferred financing costs	841	595

Residual value guarantee lease costs	23,222	—

Proceeds from life estate sales, net of refunds	3,402	985

Deferred income tax benefit	(151)	(1,467)

Amortization of deferred gain on sale-leaseback transactions	(558)	(612)

Minority interest in earnings of consolidated subsidiaries	—	100

Losses from unconsolidated joint ventures	153	—

Loss (gain) on sale of assets	26	(181)

Issuance of stock to employee 401k plan	—	189

Changes in assets and liabilities:

Accounts receivable	(2,086)	(327)

Inventory	(15)	(8)

Prepaid expenses	(2,180)	511

Other assets	(47)	2,193

Accounts payable	(2,611)	(3,720)

Accrued expenses and other current liabilities	(796)	3,756

Tenant deposits	(422)	(16)

Other liabilities	1,879	(620)

Net cash and cash equivalents (used) provided by operating activities	(6,975)	632

Cash flows from investing activities:

Additions to land, buildings and equipment	(7,345)	(6,808)

Purchase of assets limited as to use	(6,928)	(4,812)

(Issuance of) receipts from notes receivable	(2,230)	1,172

Proceeds from the sale of assets	93,469	2,853

Other investing activities	(1,863)	48

Net cash provided (used) by investing activities	75,103	(7,547)

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,

	2002	2001

Cash flows from financing activities:

Proceeds from the issuance of long-term debt	76,216	21,563

Principal payments on long-term debt	(130,600)	(4,028)

Purchase of convertible debentures	—	(2,625)

Principal reductions in master trust liability	(1,720)	(1,640)

Expenditures for contingent earnouts	(5,294)	—

Expenditures for financing costs	(368)	(392)

Net cash (used) provided by financing activities	(61,766)	12,878

Net increase in cash and cash equivalents	6,362	5,963

Cash and cash equivalents at beginning of period	19,334	19,850

Cash and cash equivalents at end of period	$25,696	$25,813

Supplemental disclosure of cash flow information:

Cash paid during the period for interest (including capitalized interest)	$6,464	$7,236

Income taxes paid	$274	$—

Supplemental disclosure of non-cash transactions:

During the quarter ended March 31, 2002, the Company terminated five operating leases, and acquired $69.3 million of land, buildings and equipment in exchange for $58.1 million of notes receivable and $11.2 million of certificates of deposit (included in assets whose use is limited), previously securing these leases. In conjunction with the transactions, assets and liabilities changed as follows:

Notes receivable	$(58,108)	$—
Assets limited as to use	(11,176)	—
Land, buildings and equipment	69,284	—

During the quarter ended March 31, 2001, the Company funded its 401(k) contribution with 44,260 shares of its common stock at a fair market value of $189,000.

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain fiscal year 2001 amounts have been reclassified to conform to the fiscal year 2002 presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Liquidity and Refinancing Plan

The Company has a substantial amount of debt and lease obligations maturing during 2002. The Company has scheduled debt maturities during the twelve months ended March 31, 2003 of $295.9 million, which includes $163.0 million of mortgage debt and $132.9 million of its 53/4% Convertible Subordinated Debentures due October 1, 2002 (the “Debentures”). As a result of these current maturities, the Company had a net working capital deficit of $277.6 million as of March 31, 2002. As of March 31, 2002, the Company also has minimum rental obligations of $30.3 million under long-term operating leases due during the balance of 2002. In addition, the Company and certain of its lenders and lessors agreed to amendments or waivers of various financial covenants as of March 31, 2002, and the Company will likely need to negotiate further amendments or waivers in order to remain in compliance in future periods. As of March 31, 2002, the Company had approximately $25.7 million in unrestricted cash and cash equivalents. The Company expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain recently completed financings will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements during 2002. However, the Company’s current cash balances and internally generated cash will not be sufficient to satisfy its scheduled debt maturities in 2002.

In order to satisfy or extend these obligations and to address its net working capital deficit, the Company has developed a refinancing plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders (the “Refinancing Plan”). The Refinancing Plan includes extensions of existing debt agreements, refinancings of existing mortgage facilities, new mortgage financings, sale lease-back arrangements, the termination of certain operating leases, and a mezzanine financing arrangement. As part of its Refinancing Plan, the Company intends to extend the maturity dates of substantially all of its remaining credit facilities to January 2004 or later. In addition, the Company intends to renegotiate its financial covenants to levels that the Company believes it can satisfy for the foreseeable future and eliminate other financial covenants no longer applicable to the Company. The Company believes that, if consummated as currently planned, the Refinancing Plan will place the Company in a position to address its scheduled debt maturities during 2002 and, therefore, its negative working capital.

Pursuant to its Refinancing Plan, the Company has consummated, as of March 31, 2002, fourteen sale lease-back and other capital raising transactions since November 1, 2001, raising gross proceeds of approximately $193.2 million, which yielded net proceeds of approximately $25.8 million after payment of related debt and transaction costs for use by the Company as working capital or to repay its maturing debt obligations.

In addition to these recently completed transactions, the Company has either executed nonbinding agreements or is in advanced discussions with several different parties relating to the refinancing or sale lease-back of up to ten additional communities. If completed on the terms being considered, these proposed transactions would generate gross proceeds to the Company of approximately $174.7 million prior to payment of related debt and transaction costs of approximately $153.4 million. Furthermore, the Company is in advanced discussions with certain of its existing lenders concerning the amendment or removal of the Company’s financial covenants following consummation of the Refinancing Plan. These transactions and discussions are in various stages and in certain instances are non-binding. All of these transactions will be subject to conditions and approvals that must be satisfied.

If the foregoing transactions are consummated as currently contemplated, the Debentures will be the Company’s primary remaining outstanding debt obligation maturing in 2002. In order to address the maturity of the Debentures before October 2002, the Company has entered into a non-binding letter of intent with a third-party that will provide the Company with approximately $125.0 million of term mezzanine financing involving certain of the Company’s Retirement Centers. The Company intends to use the net proceeds from this transaction, together with the net proceeds generated by the transactions described above, to address the final resolution of the outstanding Debentures and to satisfy its working capital requirements. The letter of intent regarding this transaction is preliminary and non-binding, and is subject to conditions that must be satisfied prior to closing, including certain approvals and consents. If the Company is able to reach a definitive agreement with respect to this proposed mezzanine and sale lease-back financing, the transaction is expected to close during the second or third quarter of 2002.

The Company currently anticipates completing the balance of its Refinancing Plan prior to October 2002. Nevertheless, the Refinancing Plan and its various remaining components are subject to a number of contingencies, uncertainties and conditions that are outside of the Company’s control, and are dependent upon the receipt of required approvals and consents. Accordingly, there can be no assurance that the Company will be able to consummate its Refinancing Plan. A significant amount of the Company’s indebtedness is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders and lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. The failure to consummate the Refinancing Plan, or another plan to extend, refinance or repay the Company’s debts, will have a material adverse effect upon the Company, will result in the Company having insufficient capital to satisfy its maturing obligations and could make it necessary for the Company to seek protection from its creditors. In the event that the Company successfully consummates its Refinancing Plan, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The terms of the transactions and agreements comprising the Refinancing Plan will likely impose significant burdens on the Company. The Company is also likely to incur certain costs, including significant non-cash charges in connection with the consummation of the Refinancing Plan.

3.     Earnings per Share

Basic loss per share for the three months ended March 31, 2002 has been computed on the basis of the weighted average number of shares outstanding. During the three months ended March 31, 2002, there were 2,132,897 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three months ended March 31, 2002, and therefore were not included in the computation of diluted earnings per share.

The Debentures outstanding during the periods presented were not included in the computation of diluted earnings per share because the conversion price of $24.00 per share was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were also not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

	Three Months Ended March 31,

	2002	2001

Average number of options (in thousands)	2,133	778

Weighted-average exercise price	$4.84	$8.45

4.     Long Term Debt and Other Financing Transactions

On January 1, 2002, the Company sold Carriage Club of Charlotte, a retirement center in Charlotte, North Carolina, for $45.0 million. The Company used a majority of the sale proceeds to pay $34.8 million of debt associated with the property, resulting in an early payment penalty of $348,000, as well as $50,000 of unamortized financing costs, which the Company has recorded as an extraordinary loss. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a gain of $11.7 million on the sale, which is being amortized over the term of the lease. In conjunction with this sale, on January 1, 2002, the Company acquired a Free-standing assisted living community (“Free-standing AL”) in Clearwater, Florida for $7.1 million, which it had previously managed for the buyer of Carriage Club of Charlotte. The Company funded this acquisition by assuming a $4.7 million mortgage note, bearing interest at a floating rate of 5.63% at March 31, 2002. Interest is due monthly with remaining principal and unpaid interest due December 31, 2002. The note is secured by certain land, buildings, and equipment. The community has 83 units, of which 57 are assisted living and 26 are memory enhanced.

On January 25, 2002, the Company amended two loan agreements with aggregate outstanding indebtedness of $7.2 million. The amendment extends the due dates of the agreements to December 31, 2002, requires additional monthly principal payments of $60,000, and required a $1.0 million cash collateral deposit. In connection with the amendment, the Company agreed to, among other things, (1) retire or refinance approximately $92.3 million of indebtedness on or before July 1, 2002, so as to mature no earlier than December 1, 2003 and (2) retire or refinance the $132.9 million outstanding principal amount of its Debentures on or before September 1, 2002 so as to mature no earlier than October 1, 2004. See note 2.

On February 12, 2002, the Company sold The Homewood at Coconut Creek, a Free-standing AL in Coconut Creek, Florida, for $9.7 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to pay $8.6 million of debt associated with the property. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $9.7 million of lease obligation as debt, bearing interest of 7.55%.

On February 12, 2002, the Company sold for $18.5 million a retirement center in Oak Park, Illinois. The Company used a majority of the sale proceeds to pay $12.9 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a gain of $5.3 million on the sale, which is being amortized over the term of the lease.

On March 22, 2002, the Company sold The Heritage Club at Greenwood Village, a Free-standing AL in Denver, Colorado, for $17.9 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to pay $16.3 million of debt associated with the property. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $17.9 million of lease obligation as debt, bearing interest of 7.46%.

On March 28, 2002, the Company sold two retirement centers and three Free-standing ALs for $73.2 million. The Company used a portion of the proceeds to repay $55.2 million of debt, resulting in the Company expensing $99,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The sale agreements for the three Free-standing ALs contain certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, the Free-standing AL transactions were recorded as financing transactions and the Company recorded $18.2 million of lease obligation as debt, bearing interest of 9.37%. One of the retirement center leases is recorded as a capital lease and the Company recorded $25.0 million of lease obligation as debt, bearing interest of 8.27%. The other retirement center lease is being accounted for as an operating lease, since the sales agreements for this community did not contain a contingent earnout provision or other continuing involvement provisions. The Company recorded a gain of $697,000 on the sale of this retirement center, which is being amortized over the term of the lease. The Company has an option to acquire the capital leased retirement center after March 28, 2006, subject to certain conditions.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001 and $23.2 million during the quarter ended March 31, 2002, and anticipates recording approximately $6.0 million of additional loss during the second quarter of 2002, bringing the total loss on these sale lease-back transactions to approximately $37.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and are being recognized as lease expense.

In addition, due to the shorter than expected remaining life of the previous leases terminated in connection with the sale lease-back transactions, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001 and $6.5 million during the quarter ended March 31, 2002, and anticipates that it will record approximately $2.3 million of additional amortization during the second quarter of 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to approximately $9.3 million.

Effective as of March 31, 2002, the Company obtained waivers under various financing agreements with respect to certain of its financial covenants. See note 2.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its Debentures. The timing and amount of purchases of the Debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the quarter ended March 31, 2001, the Company purchased $3.3 million of the Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. Additional purchases of Debentures, if any, are likely to be made primarily in the open market.

5.     Asset Impairments and Contractual Losses

During the quarter ended December 31, 1999, the Company abandoned certain development projects and recorded charges of approximately $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million in 2000, $467,000 in 2001, and $3,000 during the quarter ended March 31, 2002 related to these costs. An accrual of $784,000 remained at March 31, 2002. The Company will continue to evaluate the adequacy of this accrual. The Company has sold two of the five land parcels associated with the abandoned projects, and intends to continue marketing the remaining three land parcels during 2002. The remaining three land parcels are classified as held for sale and are included in other assets. The net carrying amount of these assets was $3.2 million at March 31, 2002.

6.     Acquisition

On January 1, 2002, the Company acquired a Free-standing AL community in Clearwater, Florida for $7.1 million. The Company funded this acquisition by assuming a $4.7 million mortgage note. The community has 83 units, of which 57 are assisted living and 26 are memory enhanced. See note 4.

7.     Segment Information

The Company has significant operations principally in two industry segments: (1) retirement centers and (2) Free-standing ALs. Retirement centers represent 31 of the Company’s senior living communities and provide a continuum of care services such as, independent living, assisted living and skilled nursing care. The Company currently operates 34 Free-standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer’s and memory enhancement programs. Free-standing ALs are generally much smaller than retirement centers.

The Company evaluates its performance in part based upon EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other special charges related to asset impairment and other losses, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. The following is a summary of total revenues, EBITDAR, and total assets by segment for the three months ended March 31, 2002 and 2001 (in thousands).(1)(2)(3)

Three Months Ended
	March 31,	March 31,	$	%
	2002	2001	Change	Change

Revenues:

Retirement centers	$57,616	$52,238	$5,378	10.3%

Free-standing ALs	17,637	7,434	10,203	137.3%

Corporate/other	65	709	(644)	(90.8%)

Total	$75,318	$60,381	$14,937	24.7%

NOI / Community EBITDAR:

Retirement centers	$20,711	$18,679	$2,032	10.9%

Free-standing ALs	949	(800)	1,749	218.6%

Corporate/other	(6,239)	(4,281)	(1,958)	(45.7%)

Net operating income	$15,421	$13,598	$1,823	13.4%

Lease expense(4)	32,965	6,751	26,214	388.3%

Depreciation and amortization(5)	12,144	5,092	7,052	138.5%

Operating (loss) income	$(29,688)	$1,755	$(31,443)	(1791.6%)

Total Assets
	March 31,	December 31,	$	%
	2002	2001	Change	Change

Total Assets:

Retirement centers	$435,390	$509,732	$(74,342)	(14.6%)

Free-standing ALs	221,489	241,069	(19,580)	(8.1%)

Corporate/other	115,244	99,390	15,854	16.0%

Total	$772,123	$850,191	$(78,068)	(9.2%)

(1)	Segment data does not include any inter-segment transactions or allocated costs.

(2)	Net Operating Income (“NOI”), or Community EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of communities that are managed by the Company and owned by special purpose entities, other income (expense), minority interest, and extraordinary items.

(3)	Corporate/other revenues represent the Company’s development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs.

(4)	Includes $23.2 million of additional lease expense for the 2002 quarter as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

(5)	Includes $6.5 million of additional amortization expense for the 2002 quarter as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

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

Insurance

The Company is self-insured for workers’ compensation claims with excess loss coverage of $350,000 per individual claim and approximately $5.9 million in the aggregate. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of March 31, 2002, which management believes is adequate.

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company’s owned and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general and professional liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance has risen substantially.

The Company’s previous liability policies expired on July 1, 2001, and the Company was able to obtain an extended policy through December 2001 only by paying significantly higher premiums and agreeing to higher deductibles (ranging from $200,000 to $3,000,000). As a result, beginning in the third quarter of 2001, the Company began incurring significantly higher costs for premiums and accruals for potential liability claims. As part of this renewal, four incidents were excluded from policy coverage. To date, the Company believes one of these incidents may result in liability exposure to the Company, which has been accrued for as of March 31, 2002. The Company renewed this liability policy effective January 1, 2002, expiring December 31, 2002, and was required to pay increased premiums and continue the foregoing deductible program. The Company also has underlying and umbrella excess liability protection policies in the amount of up to $25.0 million in the aggregate.

Leases

As of March 31, 2002, the Company operated 37 of its senior living communities under long-term operating leases. The Company also leases its corporate offices and has a ground lease for a senior living community purchased during 2001. The remaining base lease terms vary from two to 16 years. Certain of the leases provide for renewal and purchase options.

At March 31, 2002, the Company operated nine of its leased senior living communities under leases which are treated as operating leases for financial reporting purposes and financing leases for income tax purposes. At March 31, 2002, the Company was a guarantor on $61.0 million of the $64.4 million of third party lessor debt and had $14.3 million of notes receivable from the lessors. These leases provide the Company with termination rights whereby the Company can terminate the leases and acquire the property at predetermined amounts in exchange for assuming the lessors’ debt, forgiving the notes receivable from the lessor, and repaying the lessors’ equity. The Company may also elect to terminate the leases and remarket the properties on behalf of the lessors. If the net sales proceeds from a leased property are an amount higher than the lessors’ costs, such excess is paid to the Company. If the net sales proceeds are less than the lessors’ costs, the Company is obligated, under residual value guarantees, to pay to the lessors any shortfall, not to exceed approximately 85% of the lessors’ original cost of the properties. At March 31, 2002, the Company’s residual value guarantees under these nine leases aggregated $162.8 million. These residual value guaranties represent an off-balance sheet contingent liability, for which the Company does not believe it has any significant exposure for additional cash costs. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it will exercise its termination rights under these leases during 2002. As a result of the termination of these leases, the Company will become the direct owner of each community for financial reporting purposes. See note 4.

9.     New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires intangible assets with estimate useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of March 31, 2002, the Company had $36.5 million of goodwill. Amortization expense related to goodwill was approximately $1.0 million for the years ended December 31, 2001 and 2000. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. Because of the extensive effort needed to comply with adopting Statement No. 142, the Company has not determined the impact of adopting this Statement on the Company’s financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB Opinion No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The Company adopted SFAS No. 144 for the quarter ending March 31, 2002. The adoption had no material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

10.     Subsequent Events

The Company managed a senior living community in Peoria, Arizona under a long-term management agreement with a third party owner. The Arizona Department of Insurance notified the owner of the Company’s managed community in Peoria, Arizona, that the owner was not in compliance with a net worth requirement imposed by Arizona law. While the compliance with this net worth requirement was technically the responsibility of the owner, in order to facilitate discussions with the Arizona Department of Insurance, the Company provided the Department with a guaranty relating to the mortgage debt and financial performance of the community. The owner of the community agreed to terminate the existing management agreement and to enter into a long-term lease with the Company upon the Department’s approval of the Company as the “provider” at the Community. The Company submitted an application to the Arizona DOI to enter into the lease and become the provider for the community. On April 1, 2002, the Department approved the application of the Company as the “provider” at the Community. Therefore, on April 1, 2002, the Company contemporaneously terminated the management agreement and leased the property from the owner under an approximate 16 year term (the remainder of the original management agreement), with two 10 year renewals.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. As of March 31, 2002, the Company operated 65 senior living communities, consisting of 31 large continuing care retirement communities and independent living communities (“Retirement Centers”) and 34 Free-standing ALs in 14 states with an aggregate capacity for approximately 11,200 and 3,100 residents, respectively. The Company owns 21 communities, leases 37 communities pursuant to long-term leases, and manages seven communities pursuant to management agreements. Of its Retirement Centers, the Company owns 12, leases 12, and manages seven. Of its Free-standing ALs, the Company owns nine and leases 25. During the three months ended March 31, 2002 and 2001, the Company’s Retirement Centers and Free-standing ALs generated 76.6% and 23.4%, respectively, and 87.5% and 12.5%, respectively, of resident and healthcare revenues, respectively.

The Company’s long-term strategy is to develop and operate multiple communities within a major metropolitan region in order to create a Senior Living Network that provides a continuum of housing and care for seniors. Many of the Free-standing ALs are located within the same major metropolitan regions as the Retirement Centers and function as satellites to those Retirement Center hubs in order to form Senior Living Networks and expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of the Company’s financial statements are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s consolidated financial statements and the notes thereto.

Synthetic Lease Communities

As of March 31, 2002, the Company operated nine of its communities (two Retirement Centers and seven Free-standing ALs) under an operating lease structure commonly referred to as a synthetic lease. As of December 31, 2001, the Company operated 14 of its communities (two Retirement Centers and 12 Free-standing ALs) under synthetic leases. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would terminate all synthetic leases during 2002. Upon the termination of these synthetic leases, the Company will become the owner of each community for financial reporting purposes. The Company will not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. As of March 31, 2002, the Company has completed the termination of five of these synthetic leases, and expects to terminate the nine remaining synthetic leases during 2002. Upon completion of these transactions, the Company will not have any remaining synthetic leases.

The Company has substantial investments in these communities in the form of land, security deposits (certificates of deposit and treasury bills) and loans to the lessors (notes receivable). The Company has pledged security deposits to the lessors to secure its obligations under the synthetic lease agreements. As of March 31, 2002, the Company had approximately $81.0 million of assets related to the nine communities being operated under synthetic leases (including $24.7 million of notes receivable, $43.1 million of security deposits, $10.9 million of land and $2.3 million of leasehold acquisition costs). The Company owns the land under seven of the synthetic lease communities, and leases such land to the lessors under long-term operating leases.

As of March 31, 2002, of the third party mortgage debt secured by the synthetic lease assets, the Company is the borrower of approximately $5.6 million of mortgage loans, which is debt recorded on the Company’s condensed consolidated balance sheets. As of March 31, 2002, the Company is the guarantor of approximately $61.0 million of third party mortgage debt associated with these synthetic leases. These mortgage loans were made directly to the lessors and therefore are not recorded on the Company’s condensed consolidated balance sheet. This nonconsolidated debt is also secured by the synthetic lease assets, with the Company contingently liable as guarantor, and is cross-defaulted with a portion of the Company’s consolidated debt.

Sale Lease-back Transactions

The table below summarizes the sale lease-back transactions that the Company completed during the three months ended March 31, 2002 into two categories: the first six communities presented are accounted for as capital leases due to contingent earnout agreements or the Company having conditional purchase options and the second three communities presented are accounted for as operating leases.

				Increase in	Reduction	New Capital
				Land, Building	in Notes	Lease	Transaction
2002	Community		Proceeds	& Equipment	Receivable	Obligation(2)	Losses

February 12	Homewood at Coconut Creek	(1)	$9,687	9,687	(8,559)	(9,687)	1,381

March 22	Heritage Club at Greenwood Village	(1)	17,865	17,865	(20,012)	(17,865)	5,817

March 28	Three (3) Free-standing ALs	(1)	18,200	18,200	(29,537)	(18,200)	17,786

March 28	The Hampton at Post Oak		25,000	25,000	—	(25,000)	—

			$70,752	70,752	(58,108)	(70,752)	24,984

			Reduction in
			Land, Building	Reduction	Transaction
2002	Community	Proceeds	& Equipment	in Debt	Gains

January 1	Carriage Club of Charlotte	$45,000	(32,801)	34,780	11,758

February 12	Holley Court Terrace	18,469	(12,669)	12,933	5,268

March 28	Carriage Club of Jacksonville	30,000	(28,387)	19,538	697

		$93,469	(73,858)	67,251	17,723

(1)	In conjunction with the Refinancing Plan, the Company determined during the fourth quarter of 2001 to terminate all of the synthetic leases and subsequently enter into sale lease-back transactions with respect to eight of the fourteen synthetic lease communities during the first and second quarters of 2002. As of March 31, 2002, the Company had completed five of the eight synthetic lease termination and sale lease-back transactions. These transactions raised gross proceeds of $51.0 million (including $5.3 million of estimated earnout payments).
(2)	For financial reporting purposes, these capital lease obligations are included in debt.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001 and $23.2 million during the quarter ended March 31, 2002, and anticipates recording approximately $6.0 million of additional loss during the second quarter of 2002, bringing the total loss on these sale lease-back transactions to approximately $37.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts and are being recognized as lease expense. See note 4 to the condensed consolidated financial statements.

In addition, because the Company’s anticipated sale lease-back transactions will result in the early termination of certain existing synthetic leaseholds, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, and $6.5 million during the quarter ended March 31, 2002, and anticipates that it will record approximately $2.3 million of additional amortization during the second quarter of 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to approximately $9.3 million.

The Company has not incurred, and does not expect to incur, any cash costs other than transaction costs in connection with these transactions. Given the long-term nature of the lease-back arrangements, the Company views these transactions as long term financings. As such, the Company believes that although sale lease-back accounting rules require the recognition of a loss in the amount of the difference between the sales prices and the Company’s cost basis in the assets (including the leasehold acquisition costs of its synthetic leases), the Company will continue to derive economic benefits from the assets in the form of future payments under the earn-out provisions in excess of the amounts currently included in the sale price, as well as from any improvement in operating results as the communities increase occupancy and performance.

Results of Operations

The Company reported a net loss of $38.1 million, or $2.20 loss per diluted share, on total revenues of $75.3 million, as compared with net loss of $2.8 million, or $0.16 loss per diluted share, on revenues of $60.4 million for the three months ended March 31, 2002 and 2001, respectively. The loss of $2.20 per dilutive share for the three months ended March 31, 2002 was comprised of a $2.16 loss from operations, plus a $0.04 loss from the extinguishment of debt. Included in the loss from operations for the quarter is approximately $23.2 million of additional lease expense resulting from losses on certain sale lease-back transactions, and approximately $6.5 million of accelerated leasehold acquisition cost amortization from these transactions. See notes 4 and 8 to the condensed consolidated financial statements.

Revenues

The Company’s revenues from continuing operations are comprised of resident and health care revenues, which includes revenues from the Company’s owned and leased communities and management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The following table sets forth each of the components of the Company’s revenues and show each as a percentage of the total revenues for the three months ended 2002 and 2001:

	March 31,	March 31,
	2002	2001

Resident and health care revenues:

Monthly service fees and ancillary revenues from independent and assisted living residents	74.7%	75.6%

Per diem charges from skilled nursing and therapy services	23.1%	20.2%

Amortization of non-refundable entrance fees(1)	2.1%	3.1%

Management and development services	0.1%	1.1%

Total revenues	100.0%	100.0%

(1)	Amortized over each resident’s actuarially determined life expectancy (or building life for contingent refunds).

The Company’s management agreements are generally for terms of three to 20 years, but certain of such agreements may be canceled by the owner of the community, without cause, on three to six months’ notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners’ expense, and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. Two of the Company’s management agreements are for communities with aggregate resident capacity for approximately 1,500 residents and have terms of twenty years, with two ten year renewals and include a purchase option for one of the communities. The management fee for these two agreements is equal to all cash received from these two communities in excess of operating and financing expenses and certain cash payments to the owner of the community. The Company’s existing management agreements expire at various times through June 2018. See note 10 to the condensed consolidated financial statements.

Segment Results

The Company’s operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs.

The Retirement Centers are generally comprised of the Company’s continuing care retirement centers and lifecare communities and its independent living communities, including those at which assisted living and/or nursing services are provided. The Retirement Centers are established communities with strong reputations within their respective markets, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Company’s Retirement Centers form the core segment of the Company’s business and comprise 31 of the 65 communities that the Company operates, with capacity for approximately 11,200 residents, representing approximately 78% of the total resident capacity of the Company’s communities. At March 31, 2002 and 2001, the Company’s Retirement Centers had occupancy rates of 93% and 93%, respectively.

The Company has also developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. Free-standing ALs are much smaller than Retirement Centers and generally are stand-alone communities that are not located on a Retirement Center campus. Most Free-standing ALs provide specialized care such as Alzheimer’s, memory enhancement and other dementia programs. During the last several years and continuing through 2001, the Free-standing AL market has suffered from adverse market conditions, including significant overcapacity in most markets, longer than anticipated fill-up periods, price discounting and price pressures. The Company expects these conditions to continue for the intermediate term. Although the Company ceased development of additional Free-standing ALs in late 1999, many that were already in development were opened during 2000 and early 2001. The Company’s community operating results include only the Free-standing ALs that the Company owns or leases. The number of Free-standing ALs included in the Company’s consolidated operations grew from 22 at March 31, 2001 to 34 at March 31, 2002 as a result of acquisitions of Free-standing ALs and leasehold interests of various communities that were managed by the Company and owned by special purpose entities which were owned by third parties (“Managed SPE Communities”), including leasehold interests in ten Managed SPE Communities acquired as of December 31, 2001.

The Company operates 34 Free-standing ALs, with capacity for approximately 3,200 residents, representing approximately 22% of the total resident capacity of the Company’s communities. Many of these Free-standing ALs are in the fill-up stage. At March 31, 2002 and 2001, the Company’s Free-standing ALs had occupancy rates of 69% and 55%, respectively.

The Company evaluates its performance in part based upon EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other special charges related to asset impairment and other losses, equity in loss of managed special purpose entities, other income (expense), minority interest, and extraordinary items. As a result of increased occupancy, the Company’s Free-standing ALs generated positive community EBITDAR for the fourth quarter of 2001 and the first quarter of 2002. On an operating income basis, however, they are still generating losses after lease, amortization and depreciation expense.

The following is a summary of total revenues, EBITDAR, and total assets by segment for the three months ended March 31, 2002 and 2001 (in thousands).(1)(2)(3)

Three Months Ended
	March 31,	March 31,	$	%
	2002	2001	Change	Change

Revenues:

Retirement centers	$57,616	$52,238	$5,378	10.3%

Free-standing ALs	17,637	7,434	10,203	137.3%

Corporate/other	65	709	(644)	(90.8%)

Total	$75,318	$60,381	$14,937	24.7%

NOI / Community EBITDAR:

Retirement centers	$20,711	$18,679	$2,032	10.9%

Free-standing ALs	949	(800)	1,749	218.6%

Corporate/other	(6,239)	(4,281)	(1,958)	(45.7%)

Net operating income	$15,421	$13,598	$1,823	13.4%

Lease expense (4)	32,965	6,751	26,214	388.3%

Depreciation and amortization (5)	12,144	5,092	7,052	138.5%

Operating income	$(29,688)	$1,755	$(31,443)	(1791.6%)

Total Assets
	March 31,	December 31,	$	%
	2002	2001	Change	Change

Total Assets:

Retirement centers	$435,390	$509,732	$(74,342)	(14.6%)

Free-standing ALs	221,489	241,069	(19,580)	(8.1%)

Corporate/other	115,244	99,390	15,854	16.0%

Total	$772,123	$850,191	$(78,068)	(9.2%)

(1)	Segment data does not include any inter-segment transactions or allocated costs.

(2)	Net Operating Income (“NOI”), or Community EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset write-offs and write-downs, equity in loss of communities that are managed by the Company and owned by special purpose entities, other income (expense), minority interest, and extraordinary items.

(3)	Corporate/Other revenues represent the Company’s development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs.

(4)	Includes $23.2 million of additional lease expense for the 2002 quarter as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

(5)	Includes $6.5 million of additional amortization expense for the 2002 quarter as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

The following table presents, on a pro forma basis, quarterly community results on a segment basis for each of the Company’s last five fiscal quarters (2002 and 2001), assuming that all communities currently owned or leased were consolidated for the entire period. As a result, the operating results for 24 Retirement Centers and 32 Free-standing ALs owned or leased as of March 31, 2002, are included for all quarters shown. This information is presented in order to show the historical results of the communities that currently make up each segment (many of which were not consolidated in some or all quarters shown). Communities managed as of March 31, 2002, communities sold during these periods and unconsolidated joint ventures are excluded from all quarters shown. While this pro forma information is not presented in accordance with accounting principles generally accepted in the United States of America, the Company believes such information is useful in evaluating the Company’s performance. The pro forma results of any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. All dollar amounts are in thousands.

         Pro forma segment results:

	2001 Quarter Ended					2002 Quarter
					Year Ended	Ended
	March 31	June 30	Sept 30	Dec 31	Dec 31, 2001	March 31

Retirement Centers

Revenues	$52,143	$54,105	$54,893	$55,928	$217,069	$57,616

Community EBITDAR	18,978	18,852	18,318	19,738	75,886	20,711

Free-standing ALs

Revenues	11,927	13,716	15,160	16,465	57,268	17,637

Community EBITDAR	(1,769)	(473)	(86)	648	(1,680)	949

This pro forma table shows the significant trends in each of the two business segments. Retirement Center revenues have grown as a result of price increases for new residents, increased occupancy and the fill up of expansions at certain communities, growth of therapy services and the expansion of other service offerings. These revenue increases, as well as control of expenses and recoupment of expense increases through rate increases to current residents, have resulted in proportionally larger increases in community EBITDAR from the Retirement Centers.

During 1999 and 2000, the Company opened many new Free-standing AL communities which added significant unit capacity to the Company’s portfolio of Free-standing ALs. Free-standing AL revenues have increased primarily as a result of increased occupancy as Free-standing AL communities fill-up. Free-standing AL revenues have also increased as a result of selective price increases and growth of ancillary revenues. As the Free-standing AL communities continue to fill, the Company expects community EBITDAR to increase.

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

Revenues. Total revenues were $75.3 million in the quarter ended March 31, 2002, compared to $60.4 million in the quarter ended March 31, 2001, representing an increase of $14.9 million, or 24.7%. Resident and health care revenues increased by $15.6 million, and management and development services revenue decreased by $644,000 during the 2002 period. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $7.9 million as a result of the increase in the number of Free-standing ALs included in the Company’s consolidated operations, as well as $2.1 million related to the continued fill-up of these communities, (b) $1.7 million related to the July 2001 long-term lease of Freedom Plaza Care Center, (c) an increase of $3.0 million in revenue from therapy services, and (d) $726,000 attributable to increased capacity as a result of Retirement Center expansions. The remaining increase relates primarily to increased average occupancy and additional entrance fee revenues.

Management and development services revenue decreased by $644,000 and decreased as a percentage of total revenue to 0.1% in the quarter ended March 31, 2002 from 1.2% in the quarter ended March 31, 2001. The decrease is primarily related to decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees, as well as the decrease in the number of managed communities from 20 at March 31, 2001 to seven at March 31, 2002.

For all of its communities, the Company had an occupancy rate of 87% as of March 31, 2002, compared to 83% as of March 31, 2001. The increase in the total occupancy rate is a result of increased occupancy at the Free-standing ALs and Retirement Center expansions.

Retirement Center resident and health care revenues were $57.6 million in the quarter ended March 31, 2002, compared to $52.2 million in the quarter ended March 31, 2001, representing an increase of $5.4 million, or 10.3%. This increase resulted primarily from additional revenues as a result of the long-term lease of Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during

2002. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $7.4 million in the quarter ended March 31, 2001 to $17.6 million in the quarter ended March 31, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company’s consolidated operations from 22 to 34 communities, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $54.0 million in the quarter ended March 31, 2002, as compared to $41.8 million in the quarter ended March 31, 2001, representing an increase of $12.2 million, or 29.2%. The increase in community operating expense was primarily attributable to expansions and communities acquired or leased during 2001. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 71.7% from 70.0% for the quarters ended March 31, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which are in the fill-up stage. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 complete the fill-up stage.

Retirement Center operating expenses were $36.9 million in the quarter ended March 31, 2002, compared to $33.6 million in the quarter ended March 31, 2001, representing an increase of $3.3 million, or 10.0%. Approximately $1.7 million of this increase was attributable to the July 1, 2001 long-term lease of Freedom Plaza Care Center. In addition, the expansions at several Retirement Centers increased operating expenses by $701,000. Finally, $896,000 of the increase related to expenses associated with increased therapy services during the quarter ended March 31, 2002. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $8.2 million in the quarter ended March 31, 2001 to $16.7 million in the quarter ended March 31, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company’s consolidated operations from 22 to 34 communities, as well as increased occupancy at these communities.

General and Administrative. General and administrative expense increased to $5.9 million for the quarter ended March 31, 2002, as compared to $5.0 million for the quarter ended March 31, 2001, representing an increase of $926,000, or 18.5%. This increase is primarily attributable to additional accruals for general and professional liability claims, workers’ compensation, and other insurance related accruals, primarily as a result of changes in the Company’s insurance program and general conditions in the insurance markets. General and administrative expense as a percentage of total revenues decreased to 7.9% compared to 8.3% for the quarters ended March 31, 2002 and 2001, respectively.

EBITDAR (Community NOI). EBITDAR increased $1.8 million from $13.6 million in the quarter ended March 31, 2001 to $15.4 million in the quarter ended March 31, 2002 as further described below.

Retirement Center EBITDAR increased $2.0 million, or 10.9%, from $18.7 million for the quarter ended March 31, 2001 to $20.7 million for the quarter ended March 31, 2002. This increase primarily relates to the July 2001 addition of the long-term lease of Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR improved by $1.7 million from an $800,000 loss in the quarter ended March 31, 2001, to $949,000 of income in the quarter ended March 31, 2002, primarily as a result of increased occupancy at these communities.

Other EBITDAR losses increased by $1.9 million to $6.2 million in the quarter ended March 31, 2002 resulting from a $644,000 reduction in management and development fees and approximately $951,000 related to increases in general liability and other insurance accruals. The remaining increase relates to additional costs associated with therapy services, marketing, corporate operations, human resources, financial services and overhead, and increased senior living network and assisted living management costs.

Lease Expense. As of March 31, 2002, the Company had operating leases for 37 of its communities, including 12 Retirement Centers and 25 Free-standing ALs. Lease expense increased $26.2 million from $6.8 million for the quarter ended March 31, 2001 to $33.0 million for the quarter ended March 31, 2002. Lease expense (excluding synthetic leases) increased to $6.9 million for the quarter ended March 31, 2002, as compared to $3.6 million for the quarter ended March 31, 2001, representing an increase of $3.3 million. This increase was attributable to 14 additional leases entered into by the Company during 2001 and 2002, consisting of four Retirement Center leases which increased lease expense $1.5 million, and the acquisition of leasehold interests in ten Free-standing AL communities, which increased lease expense $1.8 million.

As of March 31, 2002, the Company operated nine of its communities, including two Retirement Centers and seven Free-standing ALs, under operating lease structures commonly referred to as synthetic leases. Synthetic lease expense increased to $26.1 million for the quarter ended March 31, 2002, as compared to $3.2 million for the quarter ended March 31, 2001, representing an increase of $22.9 million. Of the total $26.1 million of synthetic lease expense for the quarter ended March 31, 2002, $2.2 million related to Retirement Centers and $23.9 million related to Free-standing ALs.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001, and $23.2 million during the quarter ended March 31, 2002, and anticipates recording approximately $6.0 million of additional loss during the second quarter of 2002, bringing the total loss on these sale lease-back transactions to approximately $37.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts and are being recognized as lease expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.0 million in the quarter ended March 31, 2002 from $4.7 million in the quarter ended March 31, 2001, representing an increase of $326,000, or 6.9%. The increase was primarily related to the increase in depreciable assets of approximately $38.2 million. These assets relate primarily to the acquisition of communities, including leasehold interests, and expansion of communities since March 31, 2001, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased $6.7 million from $396,000 in the quarter ended March 31, 2001 to $7.1 million in the quarter ended March 31, 2002. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it will exercise its termination rights under its synthetic leases during 2002. As a result of the completed and anticipated transactions under the Refinancing Plan, which will result in a shorter than expected remaining life of various leases, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, and $6.5 million during the quarter ended March 31, 2002, and anticipates that it will record approximately $2.3 million of additional amortization during the second quarter of 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to approximately $9.3 million. The remaining portion of this increase relates to the acquisition of twelve leasehold interests in Free-standing ALs during 2001.

Other Income (Expense). Interest expense increased to $9.7 million in the quarter ended March 31, 2002 from $9.2 million in the quarter ended March 31, 2001, representing an increase of $499,000, or 5.4%. Although total indebtedness has decreased slightly to $508.1 million from $510.0 million at March 31, 2002 and March 31, 2001, respectively, this increase was primarily attributable to a higher average amount of indebtedness, prior to certain refinancing transactions, during the quarter ended March 31, 2002, as well as higher interest rates. Interest expense, as a percentage of total revenues, decreased to 12.9% for the quarter ended March 31, 2002 from 15.3% in the quarter ended March 31, 2001. Interest income decreased to $1.7 million in the quarter ended March 31, 2002 from $3.2 million in the quarter ended March 31, 2001, representing a decrease of $1.5 million, or 47.9%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities (representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits) decreased from $966,000 in the quarter ended March 31, 2001 to $0 in the quarter ended March 31, 2002. The Company has no further Managed SPE Communities after December 31, 2001.

Income Tax Benefit. The provision for income taxes was a $97,000 expense, compared to a $1.4 million benefit for the quarters ended March 31, 2002 and 2001, respectively. The Company’s effective tax rate was 0.3% and 31.7% for the quarter ended March 31, 2002 and 2001, respectively. The Company has applied a valuation allowance against its net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiary, Net of Tax. Minority interest in earnings of one consolidated subsidiary, net of tax, for the quarters ended March 31, 2002 and 2001, respectively, was $0 and $100,000 of income, representing a decrease of $100,000. The decrease was a result of the Company’s acquisition of the minority interest of this subsidiary on September 30, 2001.

Extraordinary Loss. During the quarter ended March 31, 2001, the Company repaid a term note to a bank in connection with the sale of its Carriage Club Charlotte community, resulting in a prepayment penalty of $348,000. In addition, the Company expensed the unamortized portions of financing costs, totaling $408,000 related to the sale lease-backs of Holley Court Terrace and Hampton at Post Oak. The Company recorded $756,000 or a $0.04 loss per dilutive share, net of income taxes, which was recorded as an extraordinary loss on the extinguishment of debt.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $38.1 million, or $2.20 loss per dilutive share, compared to a net loss of $2.8 million, or $0.16 loss per dilutive share, for the quarters ended March 31, 2002 and 2001, respectively. The $2.20 loss per dilutive share for the quarter ended March 31, 2002 was comprised of a $2.16 loss from operations and a $0.04 loss from the Company’s extinguishment of debt. The loss of $0.16 per dilutive share for the quarter ended March 31, 2001 was comprised of a $0.18 loss from operations and a $0.02 gain from the extinguishment of debt.

Liquidity and Capital Resources

Refinancing Plan

The Company has scheduled debt maturities during the twelve months ended March 31, 2003 of $295.9 million, which includes $163.0 million of mortgage debt and $132.9 million of its Debentures. As a result of these current maturities, the Company had a net working capital deficit of $277.6 million as of March 31, 2002.

In order to satisfy or extend these obligations and to address its net working capital deficit, the Company has developed the Refinancing Plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders. The Refinancing Plan includes extensions of existing debt agreements, refinancings of existing mortgage facilities, new mortgage financings, sale lease-back arrangements, and a mezzanine financing arrangement. As part of its Refinancing Plan, the Company intends to extend the maturity dates of substantially all of its remaining credit facilities to January 2004 or later. In addition, the Company intends to renegotiate its financial covenants to levels that the Company believes it can satisfy for the foreseeable future and eliminate other financial covenants no longer applicable to the Company. The Company believes that, if consummated as currently planned, the Refinancing Plan will place the Company in position to address its scheduled debt maturities during 2002 and, therefore, its negative working capital.

Pursuant to its Refinancing Plan, the Company has consummated as of March 31, 2002, fourteen sale lease-back and other capital raising transactions since November 1, 2001 and through the first quarter of 2002, raising gross proceeds of approximately $193.2 million, which yielded net proceeds of approximately $25.8 million after payment of related debt and transaction costs for use by the Company as working capital or to repay its maturing debt obligations. See note 2 to the condensed consolidated financial statements.

In addition to these recently completed transactions, the Company has either executed nonbinding agreements or is in advanced discussions with several different parties relating to the refinancing or sale lease-back of up to ten additional communities. If completed on the terms being considered, these proposed transactions would generate gross proceeds to the Company of approximately $174.7 million prior to payment of related debt and transaction costs of approximately $153.4 million. Furthermore, the Company is in advanced discussions with certain of its existing lenders concerning the amendment or removal of the Company’s financial covenants following consummation of the Refinancing Plan. These transactions and discussions are in various stages and in certain instances are non-binding. All of these transactions will be subject to conditions and approvals that must be satisfied.

If the foregoing transactions are consummated as currently contemplated, the Debentures will be the Company’s primary remaining outstanding debt obligation maturing in 2002. In order to address the maturity of the Debentures before October 2002, the Company has entered into a non-binding letter of intent with a third-party that will provide the Company with approximately $125.0 million of term mezzanine financing involving certain of the Company’s Retirement Centers. The Company intends to use the net proceeds from this transaction, together with the net proceeds generated by the transactions described above, to address the final resolution of the outstanding Debentures and to satisfy its working capital requirements. The letter of intent regarding this transaction is preliminary and non-binding, and is subject to conditions that must be satisfied prior to closing, including certain approvals and consents. If the Company is able to reach a definitive agreement with respect to this proposed mezzanine financing, the transaction is expected to close during the second or third quarter of 2002.

The Company currently anticipates completing the balance of its Refinancing Plan prior to October 2002. Nevertheless, the Refinancing Plan and its various remaining components are subject to a number of contingencies, uncertainties and conditions that are outside of the Company’s control, and are dependent upon the receipt of required approvals and consents. Accordingly, there can be no assurance that the Company will be able to consummate its Refinancing Plan. A significant amount of the Company’s indebtedness is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause lenders and lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. The failure to consummate the Refinancing Plan, or another plan to extend, refinance or repay the Company’s debts, will have a material adverse effect upon the Company, will result in the Company having insufficient capital to satisfy its maturing obligations and could make it necessary for the Company to seek protection from its creditors. In the event that the Company successfully consummates its Refinancing Plan, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The Company is also likely to incur certain costs, including significant non-cash charges in connection with the consummation of the Refinancing Plan. See “Risks Associated with Forward Looking Statements.”

Cash flow

Net cash used by operating activities was $7.0 million for the three months ended March 31, 2002, as compared with $632,000 provided for the three months ended March 31, 2001. The Company’s cash and cash equivalents totaled $25.7 million as of March 31, 2002, as compared to $19.3 million as of December 31, 2001.

Net cash provided by investing activities was $75.1 million for the three months ended March 31, 2002, as compared with $7.5 million used for the three months ended March 31, 2001. During the three months ended March 31, 2002, the Company received $93.5 million from sales of assets, purchased assets limited as to use of $6.9 million, added $7.3 million to land, building and equipment, issued $2.2 million of notes receivable, and made $1.9 million in security deposits.

Net cash used by financing activities was $61.8 million compared with $12.9 million provided for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Company borrowed $76.2 million under long-term debt arrangements, made principal payments on its indebtedness of $130.6 million, recorded $5.3 million of contingent earnouts, and paid $368,000 of financing costs. In connection with certain lifecare communities, the Company made principal payments and refunds under master trust agreements of $1.7 million.

Liquidity

The Company is highly leveraged and has a substantial amount of debt and lease obligations. The Company has historically financed its activities with long-term mortgage borrowings, revolving credit facilities, sale lease-back arrangements, cash flows from operations, and prior to 1999, net proceeds from public offerings of debt and equity. At March 31, 2002, the Company had $508.1 million of indebtedness outstanding with fixed maturities ranging from May 2002 to June 2025. As of March 31, 2002, approximately 65.2% of the Company’s indebtedness bore interest at fixed rates, with a weighted average interest rate of 7.00%. The Company’s variable rate indebtedness carried a weighted average rate of 6.02% as of March 31, 2002.

At March 31, 2002, the Company’s scheduled debt maturities during the twelve months ended March 31, 2003 totaled $295.9 million, including $163.0 million of mortgage debt and $132.9 million of Debentures. In addition, the Company has minimum rental obligations of $30.3 million under long-term operating leases due during the nine months ended December 31, 2002. As of March 31, 2002, the Company had approximately $25.7 million in unrestricted cash and cash equivalents, and had negative working capital of $277.6 million, related mainly to the debt maturing in 2002.

The Company expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain recently completed financings will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements during 2002. However, the Company’s internally generated cash will not be sufficient to satisfy its scheduled debt maturities in 2002. Accordingly, the Company’s ability to satisfy its maturing obligations will depend primarily upon its ability to execute and implement its Refinancing Plan. The terms of the transactions and agreements comprising the Refinancing Plan will likely impose significant burdens on the Company.

Many of the Company’s credit and other agreements contain restrictive covenants that include, among other things, the maintenance of minimum tangible net worth, prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. In addition, certain of these agreements require that the Company raise a prescribed amount of capital and provide evidence of sufficient capacity to pay off its Debentures by July 1, 2002. Effective as of March 31, 2002, the Company and certain of its lenders and lessors agreed to waivers relating to many of these financial covenants and agreements in order to allow the Company to remain in compliance. The Company is unlikely to be able to comply with many of its financial covenants in the future absent further concessions or waivers from certain of its creditors. There can be no assurances that the Company’s creditors will grant further amendments or waivers in the event of such non-compliance. Failure to remain in compliance with its financial covenants would have a material adverse impact on the Company, and would result in a default under a substantial majority of the Company’s indebtedness and other obligations, and could result in an acceleration of the maturity of those obligations.

A significant amount of the Company’s indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial covenant) could cause the Company’s lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company’s other obligations, which would have a material adverse effect on the Company.

The Company has engaged in, and anticipates continuing, discussions with its existing lenders and other lenders, lessors and third-parties in order to implement the Refinancing Plan. While the Company anticipates completing the Refinancing Plan prior to October 2002, there can be no assurances that the Company will be able to do so or that the Company will be able to satisfy its maturing obligations. In addition, the terms of the transactions comprising the Refinancing Plan may not be as expected. The Company’s ability to consummate the Refinancing Plan depends upon a number of factors, many of which are beyond the Company’s control. These factors include the satisfaction of conditions relating to various components of the Refinancing Plan, the Company’s financial condition and operating performance, the financial strength of the assets to be sold or leveraged, the requirement for regulatory approvals, and upon the receipt of required approvals and consents, general economic conditions, general conditions in the credit markets, the condition of the senior living industry, mortgage interest rates, the Company’s equity in any particular community and other factors. The Company’s efforts will be adversely affected by the condition of the assisted living market in general, the insolvency or weakened financial conditions of many assisted living competitors, a reduced number of lenders willing to finance assisted living or retirement companies, the substantial fill-up costs associated with the Company’s Free-standing ALs and the fact that the Company is highly leveraged.

The Company’s financial condition could adversely effect the Company’s ability to retain existing residents, attract prospective residents, maintain customary terms of payment from its vendors, which could have a material adverse effect on the Company’s operating results and liquidity and could adversely effect the Company’s ability to consummate the Refinancing Plan. The Company believes that, if consummated as currently planned, the Refinancing Plan will satisfy the scheduled debt maturities during 2002, as well as the Company’s negative working capital.

In the event that the Company successfully consummates its Refinancing Plan, it will continue to be highly leveraged, and will have substantial debt and lease obligations, and will have increased interest and lease expenses. The Company is also likely to incur certain costs, including significant non-cash charges in connection with the consummation of the Refinancing Plan.

Financing Activity

During the three months ended March 31, 2002, the Company entered into various financing transactions.

On January 1, 2002, the Company sold Carriage Club of Charlotte, a retirement center in Charlotte, North Carolina, for $45.0 million. The Company used a majority of the sale proceeds to pay $34.8 million of debt associated with the property, resulting in an early payment penalty of $348,000, as well as $50,000 of unamortized financing costs, which the Company has recorded as an extraordinary loss. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a gain of $11.7 million on the sale, which is being amortized over the term of the lease. In conjunction with this sale, on January 1, 2002, the Company acquired a Free-standing AL in Clearwater, Florida for $7.1 million, which it had previously managed for the buyer of Carriage Club of Charlotte. The Company funded this acquisition by assuming a $4.7 million mortgage note, bearing interest at a floating rate of 5.63% at March 31, 2002. Interest is due monthly with remaining principal and unpaid interest due December 31, 2002. The note is secured by certain land, buildings, and equipment. The community has 83 units, of which 57 are assisted living and 26 are memory enhanced.

On January 25, 2002, the Company amended two loan agreements with aggregate outstanding indebtedness of $7.2 million. The amendment extends the due dates of the agreements to December 31, 2002, requires additional monthly principal payments of $60,000, and required a $1.0 million cash collateral deposit. In connection with the amendment, the Company agreed to, among other things, (1) retire or refinance approximately $92.3 million of indebtedness on or before July 1, 2002, so as to mature no earlier than December 1, 2003 and (2) retire or refinance the $132.9 million outstanding principal amount of its Debentures on or before September 1, 2002 so as to mature no earlier than October 1, 2004. See note 2 to the condensed consolidated financial statements.

On February 12, 2002, the Company sold The Homewood at Coconut Creek, a Free-standing AL in Coconut Creek, Florida, for $9.7 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to pay $8.6 million of debt associated with the property. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $9.7 million of lease obligation as debt, bearing interest of 7.55%.

On February 12, 2002, the Company sold for $18.5 million a retirement center in Oak Park, Illinois. The Company used a majority of the sale proceeds to pay $12.9 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a gain of $5.3 million on the sale, which is being amortized over the term of the lease.

On March 22, 2002, the Company sold The Heritage Club at Greenwood Village, a Free-standing AL in Denver, Colorado, for $17.9 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to pay $16.3 million of debt associated with the property. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $17.9 million of lease obligation as debt, bearing interest of 7.46%.

On March 28, 2002, the Company sold two retirement centers and three Free-standing ALs for $73.2 million. The Company used a portion of the proceeds to repay $55.2 million of debt, resulting in the Company expensing $99,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The sale agreements for the three Free-standing ALs contain certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, the Free-standing AL transactions were recorded as financing transactions and the Company recorded $18.2 million of lease obligation as debt, bearing interest of 9.37%. One of the retirement center leases is recorded as a capital lease and the Company recorded $25.0 million of lease obligation as debt, bearing interest of 8.27%. The other retirement center lease is being accounted for as an operating lease, since the sales agreements for this community did not contain a contingent earnout provision or other continuing involvement provisions. The Company recorded a gain of $697,000 on the sale of this retirement center, which is being amortized over the term of the lease. The Company has an option to acquire the capital leased retirement center after March 28, 2006, subject to certain conditions.

Effective as of March 31, 2002, the Company obtained waivers under various financing agreements with respect to certain of its financial covenants. See note 2 to the condensed consolidated financial statements.

The Company announced, during the quarter ended March 31, 2000, that the Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its Debentures. The timing and amount of purchases of the Debentures will depend upon prevailing market conditions, availability of capital, alternative uses of capital and other factors. During the quarter ended March 31, 2001, the Company purchased $3.3 million of the Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. Additional purchases of Debentures, if any, are likely to be made primarily in the open market.

Future Cash Commitments

The following tables summarize the Company’s total contractual obligations and commercial commitments as of March 31, 2002 (amounts in thousands). This information only reflects the effect of those elements of the Company’s Refinancing Plan that have been completed as of March 31, 2002, and does not include the impact of remaining transactions contemplated in the Refinancing Plan that were not yet completed as of that date:

	Payments Due by Period

		Less than	1 – 3	4 - 5	After 5
	Total	1 year	years	years	years

Long-term debt	$507,390	$289,623	$39,016	$22,869	$155,882

Capital lease obligations	699	463	236	—	—

Operating leases	523,831	30,306	83,047	82,134	328,344

Lease payments that apply to debt	(48,296)	(48,296)	—	—	—

Interest income on notes receivable and security deposits(1)	(8,270)	(882)	(3,514)	(2,078)	(1,796)

Total contractual cash obligations(2)	$975,354	$271,214	$118,785	$102,925	$482,430

(1)	A portion of the lease payments noted in the above table are repaid to the Company as interest income on notes receivable from lessors.

(2)	See note 2 to the condensed consolidated financial statements related to the Company’s plans regarding the 2002 obligations. These amounts do not include the impact of the remaining transactions contemplated in the Refinancing Plan that were not yet completed as of March 31, 2002.

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1 - 3	4 - 5	After 5
	Committed	1 year	years	years	Years

Guaranties(1)	$91,184	30,999	19,597	14,842	25,746

Total commercial commitments	$91,184	$30,999	$19,597	$14,842	$25,746

(1)	Guaranties include mortgage debt related to 10 communities (three Retirement Centers, five Free-standing ALs, and two joint ventures). Approximately $61.0 million of the $91.2 million is associated with seven of the 14 synthetic leases the Company determined during the fourth quarter of 2001 to terminate. The remaining mortgage debt guaranteed by the Company relates to a Retirement Center under a long-term management agreement and the Company’s two joint ventures. These amounts do not include the Company’s residual value guarantees under the remaining nine synthetic leases which were $162.8 million as of March 31, 2002.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company’s capital expenditure budget for fiscal 2002 is approximately $14.7 million.

Risks Associated with Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company’s Refinancing Plan and the transactions, sale lease-backs, financings, and refinancings anticipated in conjunction with the Refinancing Plan; the Company’s anticipated or expected cashflow; the discussions of the Company’s operating and growth strategy (including its development plans and possible dispositions); the Company’s liquidity and financing needs; the alternatives that the Company is considering for raising additional capital and satisfying its maturing obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, (i) the possibility of future defaults under the Company’s debt and lease agreements (including the Company’s inability to meet financial covenants or satisfy these obligations at their maturity), (ii) the risks associated with the Company’s financial condition and the fact that the Company is highly leveraged, (iii) the risk that the Company will be unable to close anticipated financings, obtain new credit facilities, raise additional capital or consummate any of the capital raising alternatives that the Company is contemplating, (iv) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs, (v) the risks associated with the adverse market conditions for the senior living industry, (vi) the risk that the Company will not generate expected levels of cash or will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, and (viii) the risks and uncertainties set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company’s other filings with the Securities and Exchange Commission.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At March 31, 2002, the Company’s outstanding principal under its existing swap agreement was $34.8 million maturing July 1, 2008. Under the agreement the Company receives a fixed rate of 6.87% and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 8.12%. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, since 62.5% of the Company’s debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2002, which, if consummated, would result in higher interest rates in the future. There can be no assurance, however, that the Company will be able to refinance and/or renegotiate any of its indebtedness.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1	Lease Agreement by and between Countryside ALF, LLC and ARCLP – Charlotte, LLC, dated January 1, 2002

10.2	Lease Agreement by and between CNL Retirement – AM Illinois L.P. and ARC Holley Court, LLC, dated February 11, 2002

10.3	Lease Agreement by and between CNL Retirement – AM Colorado L.P. and ARC Greenwood Village, Inc., dated March 21, 2002

10.4	First Amendment to Master Lease and Security Agreement, dated February 7, 2002

10.5	Master Lease Agreement, dated March 29, 2002, between ARC Shavano, L.P., ARC Richmond Heights, LLC, ARC Delray Beach, LLC, ARC Victoria, L.P., ARC Carriage Club of Jacksonville, Inc., ARC Post Oak, L.P. and Healthcare Property Investors Inc.

b.	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

Date: May 14, 2002	By:	/s/ George T. Hicks George T. Hicks Executive Vice President-Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)