Form 10-Q
period 2002-06-30
AMERICAN RETIREMENT CORP
filed 2002-08-14
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002

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

                              Yes  [X]      No [ ]


As of August 14, 2002, there were 17,310,209 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements                                                           Page

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2002 and December 31, 2001...............................................3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  June 30, 2002 and 2001 ...........................................................4

                  Condensed Consolidated Statements of
                  Operations for the Six Months Ended
                  June 30, 2002 and 2001 ...........................................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Six Months Ended June 30,
                  2002 and 2001 ....................................................................6

                  Notes to Condensed Consolidated Financial Statements .............................8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................... 21

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ..................... 43

PART II.        OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K................................................ 44

Signatures        ................................................................................ 45

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)


                                                                                 June 30, 2002     December 31, 2001
                                                                                 -------------     --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $     12,250       $     19,334
    Assets limited as to use                                                           16,102             10,122
    Accounts receivable, net of allowance for doubtful accounts                        14,030             11,447
    Inventory                                                                           1,349              1,249
    Prepaid expenses                                                                    3,122              3,016
    Deferred income taxes                                                               1,285              1,285
    Other current assets                                                                3,620              5,799
                                                                                 ------------       ------------
        Total current assets                                                           51,758             52,252

Assets limited as to use, excluding amounts classified as current                      59,550             68,618
Land, buildings and equipment, net                                                    498,823            525,174
Notes receivable                                                                       55,403             84,537
Goodwill, net                                                                          36,463             36,463
Leasehold acquisition costs, net                                                       23,929             33,484
Other assets                                                                           65,501             49,663
                                                                                 ------------       ------------
        Total assets                                                             $    791,427       $    850,191
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt, including
      convertible subordinated debentures                                        $    165,355       $    371,667
    Accounts payable                                                                    4,961              7,919
    Accrued interest                                                                    3,134              3,584
    Accrued payroll and benefits                                                        5,309              4,838
    Accrued property taxes                                                              7,732              7,998
    Other accrued expenses                                                              6,401              9,926
    Other current liabilities                                                          22,650             17,436
                                                                                 ------------       ------------
        Total current liabilities                                                     215,542            423,368

Long-term debt, excluding current portion                                             349,399            190,458
Refundable portion of life estate fees                                                 56,393             46,309
Deferred life estate income                                                            68,742             51,211
Tenant deposits                                                                         5,410              6,016
Deferred gain on sale-leaseback transactions                                           29,193             13,055
Deferred income taxes                                                                   1,970              2,055
Other long-term liabilities                                                            14,652             10,171
                                                                                 ------------       ------------
        Total liabilities                                                             741,301            742,643

Commitments and contingencies (See notes)

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no
      shares issued or outstanding                                                         --                 --
    Common stock, $.01 par value; 200,000,000 shares authorized,
      17,310,209 and 17,276,520 shares issued and outstanding, respectively               173                173
    Additional paid-in capital                                                        145,657            145,590
    Accumulated deficit                                                               (95,704)           (38,215)
                                                                                 ------------       ------------
        Total shareholders' equity                                                     50,126            107,548
                                                                                 ------------       ------------
        Total liabilities and shareholders' equity                               $    791,427       $    850,191
                                                                                 ============       ============

See accompanying notes to condensed consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)

                                                                                                Three Months Ended June 30,
                                                                                            -------------------------------------
                                                                                                  2002                2001
                                                                                            -----------------   -----------------
Revenues:
     Resident and health care                                                                       $ 80,787            $ 62,405
     Management services                                                                                 620                 964
     Reimbursable out-of-pockets                                                                       1,236               1,729
                                                                                            -----------------   -----------------
        Total revenues                                                                                82,643              65,098

Operating expenses:
     Community operating expenses                                                                     59,010              43,615
     General and administrative                                                                        6,554               6,756
     Lease expense, net                                                                               18,098               6,700
     Depreciation and amortization                                                                     5,510               4,799
     Amortization of leasehold acquisition costs                                                       2,994                 396
     Reimbursable out-of-pockets                                                                       1,236               1,729
                                                                                            -----------------   -----------------
        Total operating expenses                                                                      93,402              63,995
                                                                                            -----------------   -----------------

        Operating (loss) income                                                                      (10,759)              1,103

Other income (expense):
     Interest expense                                                                                 (9,969)             (9,293)
     Interest income                                                                                   1,268               2,969
     Loss on sale of assets                                                                              (27)               (303)
     Equity in losses of managed special purpose entity communities                                        -                (972)
     Other                                                                                               191                 510
                                                                                            -----------------   -----------------
        Other expense, net                                                                            (8,537)             (7,089)
                                                                                            -----------------   -----------------

        Loss from continuing operations before income taxes,
           minority interest, and extraordinary item                                                 (19,296)             (5,986)

Income tax expense (benefit)                                                                             122              (1,952)
                                                                                            -----------------   -----------------

        Loss from continuing operations before minority
           interest and extraordinary item                                                           (19,418)             (4,034)

Minority interest in losses of consolidated subsidiaries, net of tax                                       -                   4
                                                                                            -----------------   -----------------

        Loss from continuing operations before extraordinary item                                    (19,418)             (4,030)

Extraordinary loss on extinguishment of debt, net of tax                                                   -                (576)
                                                                                            -----------------   -----------------

        Net loss                                                                                   $ (19,418)           $ (4,606)
                                                                                            =================   =================

Basic loss per share:
     Basic loss per share before extraordinary item                                                  $ (1.12)            $ (0.23)
     Extraordinary loss, net of tax                                                                        -               (0.03)
                                                                                            -----------------   -----------------
     Basic loss per share                                                                            $ (1.12)            $ (0.27)
                                                                                            =================   =================

Diluted loss per share:
     Diluted loss per share before extraordinary item                                                $ (1.12)            $ (0.23)
     Extraordinary loss, net of tax                                                                        -               (0.03)
                                                                                            -----------------   -----------------
     Diluted loss per share                                                                          $ (1.12)            $ (0.27)
                                                                                            =================   =================

Weighted average shares used for basic loss  per share data                                           17,277              17,200
Effect of dilutive common stock options                                                                    -                   -
                                                                                            -----------------   -----------------
Weighted average shares used for diluted loss per share data                                          17,277              17,200
                                                                                            =================   =================


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                                                                   Six Months Ended June 30,
                                                                                             --------------------------------------
                                                                                                   2002                 2001
                                                                                             -----------------    -----------------
Revenues:
     Resident and health care                                                                       $ 156,040            $ 122,077
     Management and development services                                                                  685                1,673
     Reimbursable out-of-pockets                                                                        2,687                3,400
                                                                                             -----------------    -----------------
        Total revenues                                                                                159,412              127,150

Operating expenses:
     Community operating expenses                                                                     112,987               85,404
     General and administrative                                                                        12,474               11,750
     Lease expense, net                                                                                51,063               13,451
     Depreciation and amortization                                                                     10,532                9,526
     Amortization of leasehold acquisition costs                                                       10,116                  761
     Reimbursable out-of-pockets                                                                        2,687                3,400
                                                                                             -----------------    -----------------
        Total operating expenses                                                                      199,859              124,292
                                                                                             -----------------    -----------------

        Operating (loss) income                                                                       (40,447)               2,858

Other income (expense):
     Interest expense                                                                                 (19,694)             (18,519)
     Interest income                                                                                    2,928                6,153
     Loss on sale of assets                                                                               (53)                (122)
     Equity in losses of managed special purpose entity communities                                         -               (1,938)
     Other                                                                                                752                1,023
                                                                                             -----------------    -----------------
        Other expense, net                                                                            (16,067)             (13,403)
                                                                                             -----------------    -----------------

        Loss from continuing operations before income taxes,
           minority interest, and extraordinary item                                                  (56,514)             (10,545)

Income tax expense (benefit)                                                                              219               (3,398)
                                                                                             -----------------    -----------------

        Loss from continuing operations before minority
           interest and extraordinary item                                                            (56,733)              (7,147)

Minority interest in earnings of consolidated subsidiaries, net of tax                                      -                  (96)
                                                                                             -----------------    -----------------

        Loss from continuing operations before extraordinary item                                     (56,733)              (7,243)

Extraordinary loss on extinguishment of debt, net of tax                                                 (756)                (181)
                                                                                             -----------------    -----------------

        Net loss                                                                                    $ (57,489)            $ (7,424)
                                                                                             =================    =================

Basic loss per share:
     Basic loss per share before extraordinary item                                                   $ (3.28)             $ (0.42)
     Extraordinary loss, net of tax                                                                     (0.04)               (0.01)
                                                                                             -----------------    -----------------
     Basic loss per share                                                                             $ (3.33)             $ (0.43)
                                                                                             =================    =================

Diluted loss per share:
     Diluted loss per share before extraordinary item                                                 $ (3.28)             $ (0.42)
     Extraordinary loss, net of tax                                                                     (0.04)               (0.01)
                                                                                             -----------------    -----------------
     Diluted loss per share                                                                           $ (3.33)             $ (0.43)
                                                                                             =================    =================

Weighted average shares used for basic loss  per share data                                            17,277               17,167
Effect of dilutive common stock options                                                                     -                    -
                                                                                             -----------------    -----------------
Weighted average shares used for diluted loss per share data                                           17,277               17,167
                                                                                             =================    =================


See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                            Six Months Ended June 30,
                                                                                  ----------------------------------------------
                                                                                         2002                      2001
                                                                                  --------------------     ---------------------
Cash flows from operating activities:
       Net loss                                                                             $ (57,489)                 $ (7,424)
            Extraordinary loss on extinguishment of debt, net of tax                              756                       181
                                                                                  --------------------     ---------------------
       Loss from continuing operations                                                        (56,733)                   (7,243)
       Adjustments to reconcile loss from continuing operations to net cash and cash equivalents used by operating activities:
            Depreciation and amortization                                                      20,648                    10,287
            Amortization of deferred entrance fee revenue                                      (5,675)                   (5,206)
            Amortization of deferred financing costs                                            1,658                     1,262
            Residual value guarantee lease costs                                               30,279                         -
            Advances to joint ventures                                                              -                    (1,512)
            Proceeds from life estate sales, net of refunds                                     6,258                     5,372
            Deferred income tax benefit                                                           (85)                   (3,091)
            Amortization of deferred gain on sale-leaseback transactions                       (1,641)                   (1,310)
            Minority interest in earnings of consolidated subsidiaries                              -                        96
            Losses (gains) from unconsolidated joint ventures                                     279                       (14)
            Loss on sale of assets                                                                 53                       122
            Issuance of stock to employee 401k plan                                                 -                       333
       Changes in assets and liabilities:
            Accounts receivable                                                                (1,592)                       41
            Inventory                                                                             (30)                      (60)
            Prepaid expenses                                                                       71                     1,291
            Other assets                                                                        5,809                     3,860
            Accounts payable                                                                   (3,344)                   (4,732)
            Accrued expenses and other current liabilities                                     (5,332)                    1,407
            Tenant deposits                                                                      (632)                     (346)
            Other liabilities                                                                   1,880                      (588)
                                                                                  --------------------     ---------------------
Net cash and cash equivalents used by operating activities                                     (8,129)                      (31)

Cash flows from investing activities:
            Additions to land, buildings and equipment                                        (13,133)                  (11,408)
            Purchase of assets limited as to use                                               (7,677)                   (2,864)
            (Issuance of) receipts from notes receivable                                       (8,641)                    2,090
            Proceeds from the sale of assets                                                   92,113                     7,708
            Other investing activities                                                         (2,235)                      308
                                                                                  --------------------     ---------------------
Net cash provided (used) by investing activities                                               60,427                    (4,166)



See accompanying notes to condensed consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

                                                                                             Six Months Ended June 30,
                                                                                    ----------------------------------------------
                                                                                           2002                      2001
                                                                                    ---------------------    ---------------------
Cash flows from financing activities:
            Proceeds from issuance of stock through employee stock purchase plan                  67                       84
            Proceeds from the issuance of long-term debt                                     189,381                   21,745
            Principal payments on long-term debt                                            (236,752)                  (7,444)
            Purchase of convertible debentures                                                     -                   (4,029)
            Principal reductions in master trust liability                                    (3,109)                  (3,092)
            Expenditures for contingent earnouts                                              (5,294)                    (567)
            Expenditures for financing costs                                                  (3,675)                       -
                                                                                      ---------------    ---------------------
Net cash (used) provided by financing activities                                             (59,382)                   6,697
                                                                                      ---------------    ---------------------

       Net (decrease) increase in cash and cash equivalents                                   (7,084)                   2,500
                                                                                      ---------------    ---------------------
Cash and cash equivalents at beginning of period                                              19,334                   19,850
                                                                                      ---------------    ---------------------
Cash and cash equivalents at end of period                                                  $ 12,250                 $ 22,350
                                                                                      ===============    =====================


Supplemental disclosure of cash flow information:
       Cash paid during the period for interest (including capitalized interest)            $ 17,003                 $ 18,400
                                                                                      ===============    =====================
       Income taxes paid (received)                                                            $ 330                 $ (1,533)
                                                                                      ===============    =====================

Supplemental disclosure of non-cash transactions:
During the quarter ended June 30, 2002, the Company terminated a management agreement and entered into a long-term operating lease. Under the terms of the lease, the Company acquired the following assets and assumed the following liabilities:

            Accounts receivable                                                                $ 991                      $ -
            Other current assets                                                                 441                        -
            Note receivable                                                                   18,756                        -
            Other assets                                                                      11,651                        -
            Other current liabilities                                                          1,527                        -
            Refundable portion of life estate fees                                            11,348                        -
            Deferred life estate income                                                       16,335                        -
            Other long-term liabilities                                                        2,629                        -

During the six months ended June 30, 2002, the Company terminated five operating leases, and acquired $69.3 million of land, buildings and equipment in exchange for $58.1 million of notes receivable and $11.2 million of certificates of deposit (included in assets whose use is limited), previously securing these leases. In conjunction with the transactions, assets and liabilities changed as follows:

            Notes receivable                                                               $ (58,110)                     $ -
            Assets limited as to use                                                         (11,176)                       -
            Land, buildings and equipment                                                     44,313                        -
            Other current liabilities                                                         24,973                        -

During the six months ended June 30, 2001, the Company funded its 401(k) contribution with 81,788 shares of its common stock at a fair market value of approximately $333,000.


See accompanying notes to condensed financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain fiscal year 2001 amounts have been reclassified to conform to the fiscal year 2002 presentation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  LIQUIDITY AND REFINANCING PLAN

The Company has a substantial amount of debt and lease obligations maturing during 2002, comprised primarily of $132.9 million of its 5 3/4% Convertible Subordinated Debentures Due October 1, 2002 (the "Debentures"). The Company has scheduled debt maturities during the 12 months ended June 30, 2003 of $165.4 million, which includes $32.5 million of periodic mortgage debt payments and $132.9 million of Debentures. As a result of these current maturities, the Company had a net working capital deficit of $163.8 million as of June 30, 2002. As of June 30, 2002, the Company also had minimum rental obligations of $50.3 million under long-term operating leases due during the twelve months ended June 30, 2003. In addition, as of June 30, 2002, the Company had guaranteed $93.1 million of third-party senior debt in connection with a community that the Company manages, the Company's joint ventures and certain of the Company's lease financings. The Company and certain of its lenders and lessors also agreed to amendments or waivers of various financial covenants as of June 30, 2002. As of June 30, 2002, the Company had approximately $12.3 million in unrestricted cash and cash equivalents. The Company currently does not generate sufficient cash flow to meet its debt and lease payment obligations. The Company expects that its cash flow from operations will improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain recently completed financings will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements through June 30, 2003. However, the Company's current cash balances and internally generated cash (including the proceeds from recently completed financings) will not be sufficient to satisfy its scheduled debt maturities in 2002.

In order to satisfy or extend the Company's debt and lease payment obligations and to address its net working capital deficit, the Company considered a number of financing and capital raising alternatives and developed a refinancing plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders and other third parties (the "Refinancing Plan"). The Refinancing Plan included extensions of existing debt maturities, refinancings of existing mortgage facilities, new mortgage financings, and sale lease-back arrangements. Pursuant to the Refinancing Plan, since November 2001, the Company has consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund reserve and escrow requirements related to these transactions. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements, other than the Debentures, to January 2004 or later.

The Debentures are the Company's only material remaining outstanding debt obligation maturing during the next 12 months. In order to address the maturity of the Debentures, during March of 2002, the Company entered into a non-binding commitment letter with Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust, relating to a proposed $125 million financing transaction. On August 14, 2002, the Company entered into a binding loan agreement with HCPI (the "HCPI Loan Agreement") pursuant to which HCPI has agreed to loan one of the Company's subsidiaries $112.8 million (the "HCPI Loan"). The Company also contemporaneously entered into a binding securities purchase agreement with HCPI (the "HCPI Investment Agreement") under which HCPI has agreed to make a $12.2 million equity investment in certain other subsidiaries of the Company (the "HCPI Equity Investment"). The HCPI Loan and the HCPI Equity Investment are collectively referred to as the "HCPI Transactions."

HCPI's obligation to consummate the HCPI Transactions is subject to a number of conditions and contingencies. Those conditions include the requirement that the Company successfully complete an exchange offer with the holders of the outstanding Debentures (the "Exchange Offer"), pursuant to which the Company will exchange for each $1,000 principal amount of outstanding Debentures and accrued interest thereon (i) $839 principal amount of the Company's new 5 3/4% Series A Senior Subordinated Notes Due September 30, 2002 (the "Series A Notes"), (ii) $190 principal amount of the Company's new 10% Series B Senior Subordinated Notes Due September 30, 2009 (the "Series B Notes"), and (iii) 13 warrants, each warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share and with an expiration date of September 30, 2009 (the "Warrants"). With respect to the Exchange Offer, HCPI is also requiring that the Company receive the valid tender of at least 75% of the outstanding principal amount of the Debentures (approximately $99.7 million) to provide the Company with additional cash on hand to meet its on-going liquidity requirements. The Series A Notes and the Series B Notes will be unsecured and subordinated to all of the Company's existing and future indebtedness and capital lease obligations, but they will rank senior to the Debentures. The Company has the option to pay up to 2% interest per year on the Series B Notes through the issuance of additional Series B Notes rather than in cash. The Company initiated the Exchange Offer on August 14, 2002, and anticipates that, if successful, it will be consummated during September 2002.

The HCPI Loan will mature five years after initial funding, and will have a stated interest rate of 19.5%; however, the Company will only be required to pay in cash 9% interest per year until April 2004. Thereafter, the cash interest payment rate will increase each year by fifty-five basis points. The cash portion of interest will be payable quarterly, with any unpaid interest accruing and compounding quarterly. The $112.8 million principal balance and all accrued interest will be payable at the maturity of the loan. The Company will be permitted to repay the loan at any time after three years from the date of initial funding.

The $12.2 million HCPI Equity Investment will be made in return for a 9.8% ownership interest in certain subsidiaries of the Company's subsidiary that is the borrower under the HCPI Loan (the "Real Estate Companies"). The Real Estate Companies function solely as passive real estate holding companies owning the real property and improvements of nine of the Company's large retirement communities. These retirement communities are leased to, and operated by, other operating subsidiaries of the borrower subsidiary in which HCPI will have no interest. During the term of its investment in each Real Estate Company, HCPI and the borrower subsidiary will have mutual decision making authority with respect to the Real Estate Companies. HCPI will have the right to receive certain preferred distributions from any cash generated by the Real Estate Companies. The borrower subsidiary will have the right to repurchase HCPI's minority interest in the Real Estate Companies for one year beginning four years after closing. HCPI will have the right to purchase the borrower subsidiary's interests in the Real Estate Companies beginning five years after closing.

The HCPI Loan will be non-recourse and will be secured by a first-priority security interest in the borrower subsidiary's 90.2% ownership interests in the Real Estate Companies, and in certain cash reserve accounts. Since the HCPI Loan is non-recourse, if the borrower subsidiary defaults or fails to repay the loan at maturity, HCPI's only claim against that subsidiary will be to exercise its security interests and, absent fraud or certain other customary events of malfeasance, neither the Company nor any of its subsidiaries will have any further obligation to repay the HCPI Loan. Accordingly, even in the event of default by the borrower subsidiary, the operating subsidiaries will continue to operate these communities under a lease, which has an initial term of 15 years, commencing at the date of funding of the loan, and two ten-year extensions that are exercisable at the Company's option.

The HCPI Loan Agreement contains numerous affirmative, negative and financial covenants. In addition, under the HCPI Loan Agreement, HCPI's obligation to make the HCPI Loan is subject to customary and usual conditions and certain other conditions and requirements. Those conditions include, among others, the following:

         o        the loan must be funded by September 30, 2002;

         o the Company must complete the Exchange Offer on the terms currently contemplated and the holders of the Debentures must validly tender at least 75% of the outstanding principal amount, or approximately $99.7 million, of the Debentures;

         o operating results must be within budget and the Company must meet certain liquidity and financial tests relating to the Company and to the nine retirement communities owned by the Real Estate Companies; and

         o no material adverse change shall have occurred with respect to the nine retirement communities, the borrower subsidiary or the Company.

HCPI's obligation to make the $12.2 million HCPI Equity Investment in the Real Estate Companies is also subject to substantially similar conditions.

In the event the Exchange Offer is successful and the Company receives the valid tender of at least 75% of the aggregate principal amount of the outstanding Debentures, the Company expects that it will be able to satisfy the other conditions in the HCPI Loan Agreement and in the HCPI Investment Agreement and close those transactions on or before September 30, 2002. The Company anticipates that it will receive net proceeds of approximately $119.8 million from the HCPI Transactions after paying approximately $5.2 million of transaction costs associated with those transactions and the Exchange Offer. However, the success of the Exchange Offer and the Company's ability to satisfy HCPI's other conditions and close the HCPI Transactions are subject to a number of uncertainties and depend upon a number of factors, many of which are beyond the Company's control. Accordingly, there can be no assurance that the Company can successfully complete the Exchange Offer as required by HCPI or satisfy the other conditions required by HCPI and consummate the HCPI Loan or obtain the HCPI Equity Investment.

The Company will use the net proceeds of the HCPI Transactions, together with cash on hand, to repay first the principal amount of and accrued interest on the Series A Notes when they mature on September 30, 2002 and then the principal amount of and interest on the remaining Debentures when they mature on October 1, 2002. If the holders of the Debentures do not validly tender at least 75% of the aggregate principal amount of the Debentures on the terms currently contemplated and the Company does not consummate the HCPI Transactions, the Company will be forced to seek other financing alternatives. At the present time, the Company does not have any alternative sources of financing that would provide it with sufficient funds to repay the Series A Notes and the Debentures at maturity. As a result of the Company's current financial condition and the fact that substantially all of the Company's properties are fully encumbered by mortgage or lease financings, the Company does not believe it would be able to obtain such alternative financing prior to the maturity of the Series A Notes and the Debentures. The Company also does not believe that it would be able to sell its properties in the time or at values necessary to raise sufficient cash to satisfy the Series A Notes and the Debentures at maturity. In addition, a sale of the Company's assets could have adverse tax consequences to the Company.

If the Company is unable to consummate the HCPI Transactions by September 30, 2002 and repay the principal of and interest on the Series A Notes, the Company will be in default under approximately $137.3 million of mortgage indebtedness and under the indenture governing the Series A Notes. In addition, because of cross-default and cross-collateralization provisions in many of the Company's other debt instruments and leases, those defaults are likely to result in a default and acceleration of substantially all of the Company's other debt and lease obligations, including the Series B Notes and the Debentures. As of June 30, 2002, the Company had approximately $381.8 million of senior secured debt and capital lease obligations, $132.9 million of Debentures and approximately $50.3 million of annual lease obligations. In addition, as of June 30, 2002, the Company had guaranteed $93.1 million of third-party senior debt in connection with a community that the Company manages, the Company's joint ventures and certain of the Company's lease financings. As a result, a default under the indentures governing the Series A Notes, the Series B Notes and the Debentures and the Company's other debt and lease obligations would have a material adverse effect upon the Company and could make it necessary for the Company to seek protection from its creditors under federal bankruptcy laws.

In the event that the Company successfully consummates the Exchange Offer and the HCPI Transactions, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The Company, however, expects that its cash flow from operations will improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from successful completion of the refinancing plan will be sufficient to fund its operating requirements, its capital expenditure requirements, its periodic debt service requirements and its lease obligations during the next twelve months.

3.  EARNINGS PER SHARE

Basic loss per share for the three and six months ended June 30, 2002 has been computed on the basis of the weighted average number of shares outstanding. During the three months ended June 30, 2002, there were 3,000 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three and six months ended June 30, 2002, and therefore were not included in the computation of diluted earnings per share. Note that for the six months ended June 30, 2002, there were no options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares.

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

                                                       Three Months                     Six Months
                                                      Ended June 30,                  Ended June 30,
                                               -------------- --------------    -------------- -------------
                                                   2002           2001              2002           2001
                                               -------------- --------------    -------------- -------------
Average number of options (in thousands)               2,108            829             2,124           809
Weighted-average exercise price                       $ 4.83         $ 7.86            $ 4.83        $ 8.11

4.  LONG TERM DEBT AND OTHER FINANCING TRANSACTIONS

On January 1, 2002, the Company completed a sale lease-back of a retirement center in North Carolina for $45.0 million. The lessor assumed $34.8 million of debt associated with the property, resulting in an assumption penalty of $348,000, coupled with $50,000 of unamortized financing costs, which the Company has recorded as an extraordinary loss. The lease agreement has an initial term of 15 years with two five-year renewal options and a right of first refusal to repurchase the community. The Company recorded a gain of $11.7 million on the sale, which is being amortized over the term of the lease. In conjunction with this sale, on January 1, 2002, the Company acquired a Free-standing assisted living community ("Free-standing AL") in Florida for $7.1 million, which it had previously managed for the buyer of the North Carolina community. The Company funded this acquisition by assuming a $4.7 million mortgage note bearing interest at a floating rate of 5.63% at March 31, 2002. Interest is due monthly with remaining principal and unpaid interest due December 31, 2002. The note is secured by certain land, buildings, and equipment.

On January 25, 2002, the Company amended two loan agreements with aggregate outstanding indebtedness of $7.2 million. The amendment extends the due dates of the agreements to December 31, 2002, requires additional monthly principal payments of $60,000, and a $1.0 million cash collateral deposit. In connection with the amendment, the Company agreed to, among other things, (1) retire or refinance approximately $92.3 million of indebtedness on or before July 1, 2002, so as to mature no earlier than December 1, 2003 and (2) retire or refinance the $132.9 million outstanding principal amount of its Debentures on or before September 1, 2002 so as to mature no earlier than October 1, 2004. Failure to accomplish the retirement or refinancing of this debt could result in the acceleration of the outstanding indebtedness. On July 11, 2002, this debt was paid off in conjunction with the sale leasebacks of the respective properties. See notes 2 and 10.

On February 12, 2002, the Company sold a Free-standing AL in Florida for $9.7 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options and a right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to repay $8.6 million of debt associated with the property. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $9.7 million of lease obligation as debt, bearing interest of 7.55%. The Company recorded a $1.4 million loss as a result of this transaction. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense.

On February 12, 2002, the Company sold for $18.5 million a retirement center in Illinois. The Company used a majority of the sale proceeds to repay $12.9 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a gain of $5.3 million on the sale, which is being amortized on a straight-line basis over the term of the lease.

On March 22, 2002, the Company sold a Free-standing AL in Colorado, for $17.9 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options and a right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to repay $16.3 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $17.9 million of lease obligation as debt, bearing interest of 7.46%. The Company recorded a $5.8 million loss as a result of this transaction. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense.

On March 28, 2002, the Company sold two retirement centers and three Free-standing ALs for $73.2 million. The Company used a portion of the proceeds to repay $55.2 million of debt, resulting in the Company expensing $99,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The sale agreements for the three Free-standing ALs contain certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, the Free-standing AL transactions were recorded as financing transactions and the Company recorded $18.2 million of lease obligation as debt, bearing interest of 9.37%. The Company recorded a $17.8 million loss as a result of the sale of these three AL's. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense. One of the retirement center leases is recorded as a capital lease and the Company recorded $25.0 million of lease obligation as debt, bearing interest of 8.27%. The other retirement center lease is being accounted for as an operating lease, since the sale agreement for this community did not contain a contingent earnout provision or other continuing involvement provisions. The Company recorded a gain of $697,000 on the sale of this retirement center, which is being amortized on a straight-line basis over the term of the lease. The Company has an option to acquire the retirement center that has been accounted for as a capital lease after March 28, 2006, subject to certain conditions.

On May 31, 2002, the Company replaced two mortgage notes maturing December 31, 2002 totaling $82.7 million with a $95.7 million mortgage note with the same lender which matures May 31, 2005. The Company applied the provisions of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" in determining the treatment of costs incurred related to the exchange of debt instruments. As such, the commitment fee of $957,000 which, along with $128,000 of unamortized financing costs on the previous notes, will be amortized as a yield adjustment over the term of the new mortgage note, while $972,000 of legal and investment advisor fees are recorded in general and administrative expense. The new mortgage debt has a fixed and variable interest component, principal and interest is due monthly, based on a 25-year amortization, and remaining principal and unpaid interest is due May 31, 2005, with two one-year renewal options. The fixed rate component converts to a variable rate on January 1, 2003. The Company purchased an interest rate cap agreement for $789,000, which limits the Company's variable interest expense if 30-day LIBOR exceeds 5.8% over the term of the mortgage. The Company has designated the cap as a cashflow hedge. As such, any changes in the fair value of the cap while 30-day LIBOR does not exceed 5.8% is recognized as interest expense during the current period. The fair value of the cap was $584,000 at June 30, 2002. In connection with the debt, in the event that on or before September 30, 2002, either the Debentures have not been retired or the Company has not provided to the Lender evidence that the Company holds an amount of unrestricted cash sufficient to retire the Debentures, the Company would be in default and the lender could exercise its contractual remedies, including the acceleration of the loan. The note is secured by certain land, buildings, and equipment and contains cross-default provisions.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001, $23.2 million during the quarter ended March 31, 2002, and $7.0 million during the quarter ended June 30, 2002, bringing the total loss on these sale lease-back transactions to $38.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transactions and have been fully recognized as lease expense. The Company does not expect to incur any additional residual value guarantee amounts.

In addition, due to the shorter than expected remaining life of the previous leases terminated in connection with the sale lease-back transactions, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million during the quarter ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million.

Effective as of June 30, 2002, the Company obtained waivers under various financing and lease agreements with respect to certain of its financial covenants. In connection with a $95.7 million mortgage note, in the event that on or before September 30, 2002, either the Debentures have not been retired or the Company has not provided to the Lender evidence that the Company holds an amount of unrestricted cash sufficient to retire the Debentures, the Company would be in default and the lender could exercise its contractual remedies, including the acceleration of the loan. See note 2.

The Company announced, during the quarter ended March 31, 2000, that its Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its Debentures. During the six months ended June 30, 2001, the Company purchased $3.3 million of the Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. The Company has initiated the Exchange Offer with respect to the Debentures, and no longer expects to purchase any of the Debentures on the open market.

5.   ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the quarter ended December 31, 1999, the Company abandoned five development projects. The Company has sold three of the five land parcels associated with the abandoned projects, and intends to continue marketing the remaining two land parcels during the remainder of 2002. The remaining two land parcels are classified as held for sale and are included in other assets. The net carrying amount of these assets was $2.7 million at June 30, 2002. The Company will continue to evaluate the land parcels for impairment.

6. ACQUISITION AND OTHER TRANSACTIONS

On January 1, 2002, the Company acquired a Free-standing AL community in Florida for $7.1 million. The Company funded this acquisition by assuming a $4.7 million mortgage note. The community has 83 units, of which 57 are assisted living and 26 are memory enhanced. See note 4.

The Company previously managed a senior living community in Arizona under a long-term management agreement with a third party owner. The owner of the community agreed to terminate the existing management agreement and to enter into a long-term lease with the Company upon the Arizona Department of Insurance's (DOI) approval of the Company as the "provider" (as defined by the applicable Arizona statutes) at the Community. On April 1, 2002, the Department approved the application of the Company as the provider at the Community and the Company contemporaneously terminated the management agreement and leased the property from the owner for an initial term of approximately 16 years (the remainder of the original management agreement), with two 10-year renewal options. In addition to the payments for the lease of the facility, the Company is responsible for making payments under the existing ground lease as well as debt service payments on the $10.6 million mortgage debt associated with the community which the Company guarantees. As a result of this lease transaction, the Company and the community are in compliance with all requirements under Arizona DOI regulations effectively remedying the owner's previous non-compliance. As a result of this operating lease, consolidated community operating results will increase and management service fees will decrease.

Upon the execution of the lease agreement, the Company acquired the working capital assets, assumed the working capital liabilities and assumed approximately $27.0 million of resident contract liabilities. The Company received a $18.3 million, 6% note receivable from the lessor as compensation for the assumption of the resident contract liabilities, the value of which approximates the tax basis of the resident contract liabilities. Monthly payments of $104,000 are required under the terms of the note receivable. At the termination of the lease agreement, the resident liabilities revert to the lessor. Any excess of the tax basis of the resident liabilities above the note receivable balance at the termination of the lease will be repaid by the Company through the issuance of a note payable bearing interest at 6%.

7. SEGMENT INFORMATION

The Company has significant operations principally in two industry segments: (1) retirement centers and (2) Free-standing ALs. Retirement centers represent 31 of the Company's senior living communities and provide a continuum of care services such as independent living, assisted living and skilled nursing care. The Company currently operates 34 Free-standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than retirement centers.

The Company evaluates its performance in part based upon EBITDAR, which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset impairment and other losses, equity in loss of special purpose entities, other income (expense), minority interest, and extraordinary items. The following is a summary of total revenues, EBITDAR, and total assets by segment for the three and six months ended June 30, 2002 and 2001 (in thousands).(1)(2)(3)

              THREE MONTHS ENDED
                                                  JUNE 30,       JUNE 30,           $         %
                                                  2002            2001           CHANGE     CHANGE
                                                  ----            ----           -------    ------
              Revenues:
                 Retirement centers               $   61,877      $    53,511    $   8,366     15.6%
                 Free-standing ALs                    18,910            8,894       10,016    112.6%
                 Corporate/other                       1,856            2,693        (837)   (31.1%)
                                                 ----------------------------------------------------
                      Total                       $   82,643      $    65,098    $  17,545     27.0%
                                                 ====================================================

              NOI / Community EBITDAR:
                 Retirement centers               $   20,473      $    18,956    $   1,517      8.0%
                 Free-standing ALs                     1,665            (162)        1,827   1127.8%
                 Corporate/other                      (6,295)          (5,796)        (499)    (8.6%)
                                                 ----------------------------------------------------
                     Net operating income                                                      21.9%
                                                      15,843           12,998        2,845

              Lease expense (4)                       18,098            6,700       11,398    170.1%
              Depreciation and amortization(5)         8,504            5,195        3,309     63.7%
                                                 ----------------------------------------------------
                      Operating (loss)
                 income                          $  (10,759)      $     1,103   $ (11,862) (1075.4%)
                                                 ====================================================

              SIX MONTHS ENDED
                                                JUNE 30,         JUNE 30,           $         %
                                                  2002            2001           CHANGE     CHANGE
                                                  ----            ----           -------    ------
              Revenues:
                 Retirement centers              $   119,493     $    105,749    $  13,744     13.0%
                 Free-standing ALs                    36,547           16,328       20,219    123.8%
                 Corporate/other                       3,372            5,074      (1,702)   (33.5%)
                                                 ----------------------------------------------------
                      Total                      $   159,412     $    127,151    $  32,261     25.4%
                                                 ====================================================

              NOI / Community EBITDAR:
                 Retirement centers               $   41,184      $    38,327    $   2,857      7.5%
                 Free-standing ALs                     2,614            (962)        3,576    371.7%
                 Corporate/other                     (12,534)         (10,769)      (1,765)   (16.4%)
                                                 ----------------------------------------------------
                     Net operating income             31,264           26,596        4,668     17.6%

              Lease expense (4)                       51,063           13,451       37,612    279.6%
              Depreciation and amortization(5)        20,648           10,287       10,361    100.7%
                                                 ----------------------------------------------------
                      Operating (loss)
                 income                          $  (40,447)      $     2,858   $ (43,305)  (1515.2%)
                                                 ====================================================


              TOTAL ASSETS
                                                JUNE 30,       DECEMBER 31,         $         %
                                                  2002            2001           CHANGE     CHANGE
                                                  ----            ----           -------    ------
              Total Assets:
                 Retirement centers               $  470,231     $   509,732   $  (39,501)    (7.8%)
                 Free-standing ALs                   221,643         241,069      (19,426)    (8.1%)
                 Corporate/other                      99,553          99,390           163      0.0%
                                                 ----------------------------------------------------
                      Total                       $  791,427     $   850,191    $ (58,764)    (6.9%)
                                                 ====================================================

(1) Segment data does not include any inter-segment transactions or allocated costs.

(2) Net Operating Income ("NOI"), or Community EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset impairments and other losses, equity in loss of communities that are managed by the Company and owned by special purpose entities, other income (expense), minority interest, and extraordinary items. While NOI and EBITDAR are not GAAP measurements, the Company believes they are relevant in analyzing its operating results.

(3) Corporate/other revenues represent the Company's development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs.

(4) Includes $7.0 million and $30.2 million of additional lease expense for the three and six months ended June 30, 2002 as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

(5) Includes $2.3 million and $ 8.8 million of additional amortization expense for the three and six months ended June 30, 2002 as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

8.  COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains commercial insurance on a claims-made basis for medical malpractice and professional liabilities.

Insurance

The Company has operated under a workers' compensation self-insurance program with excess loss coverage provided by third party carriers since July 1995. During July 2002, the Company renewed its self-insurance for workers' compensation claims with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company currently provides letters of credit in the aggregate amount of $3.5 million related to this program. The letters of credit are collateralized by cash. The Company utilizes a third party administrator to process and pay filed claims. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of June 30, 2002, which management believes are adequate.

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general and professional liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance have risen substantially in recent years.

The Company's previous liability policies expired on July 1, 2001, and the Company was able to obtain an extended policy through December 2001 only by paying significantly higher premiums and agreeing to higher deductibles (ranging from $200,000 to $3,000,000). As a result, in the third quarter of 2001, the Company began incurring significantly higher costs for premiums and accruals for potential liability claims. As part of this renewal process, four incidents were excluded from policy coverage. To date, the Company believes one of these incidents may result in liability exposure to the Company, and the Company has established an accrual for this claim as of June 30, 2002. The Company renewed this liability policy effective January 1, 2002, expiring December 31, 2002, paying increased premiums and continuing the foregoing deductible program. The Company also has underlying and umbrella excess liability protection policies in the amount of up to $25.0 million in the aggregate.

On January 1, 2002, the Company became self-insured for employee medical coverage. The Company maintains stop loss insurance coverage of $150,000 per employee and approximately $17.7 million for aggregate claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

Leases

As of June 30, 2002, the Company operated 38 of its senior living communities under long-term leases. Of the 38 communities, 11 are operated under a master lease agreement, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under a ground lease for a senior living community purchased during 2001. The remaining base lease terms vary from five to 22 years. Certain of the leases provide for renewal and purchase options.

Synthetic Leases

At June 30, 2002, the Company operated nine of its leased senior living communities under leases which are treated as operating leases for financial reporting purposes and financing leases for income tax purposes (synthetic leases). As of June 30, 2002, the Company had approximately $80.6 million of assets related to the nine communities being operated under synthetic leases (including $31.1 million of notes receivable, $37.4 million of security deposits and $7.4 million of land). At June 30, 2002, the Company was a guarantor on $54.0 million of the $57.6 million of third party lessor debt and had $31.1 million of notes receivable from the lessors. These leases provide the Company with termination rights whereby the Company can terminate the leases and acquire the property at predetermined amounts in exchange for assuming the lessors' debt, forgiving the notes receivable from the lessor, and repaying the lessors' equity. The Company may also elect to terminate the leases and remarket the properties on behalf of the lessors. If the net sales proceeds from a leased property are an amount higher than the lessors' costs, such excess is paid to the Company. If the net sales proceeds are less than the lessors' costs, the Company is obligated, under residual value guarantees, to pay to the lessors any shortfall, not to exceed approximately 85% of the lessors' original cost of the properties. At June 30, 2002, the Company's residual value guarantees under these nine leases aggregated $162.8 million. These residual value guaranties represent an off-balance sheet contingent liability, for which the Company does not believe it has any significant exposure for additional cash costs. In order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, the Company will terminate these nine leases during the third quarter of 2002. Upon the termination of these leases, the Company will become the owner of each community for financial reporting purposes. See notes 4 and 10.

Other

A portion of the Company's skilled nursing revenues are attributable to reimbursements under Medicare. Certain temporary rate add-ons for the Company's skilled nursing reimbursement rates under the Prospective Payment System are set to expire as of October 1, 2002, unless extended by Congress. It is uncertain at this time, whether any extension of these add-ons or some portion of the add-on reimbursement rates will be approved. Failure to extend the current rate for add-on services or a reduction in the current rates would negatively impact future revenues of the Company.

9.  NEW ACCOUNTING PRONOUNCEMENTS

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). The standard replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of Pocket' Expenses Incurred" ("EITF 01-14"), which became effective on January 1, 2002. Under EITF 01-14, certain reimbursements received for out-of-pocket expenses incurred as part of its management agreements should be characterized as revenue and the associated costs be included as operating expenses in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The Company typically incurs various expenses which may include payroll, insurance and benefit related cost and other management related costs in association with its managed communities. Such costs are billed to and reimbursed by the owners of the respective communities. The Company implemented EITF 01-14 beginning with the quarter ended June 30, 2002 and as required, has also reclassified comparative financial information for the three and six months ended June 30, 2002. The implementation of EITF 01-14 resulted only in the equal gross up of revenues and expenses and did not have any impact on net earnings in any reported period. The effect of the reclassifications made by the Company pursuant to EITF No. 01-14 was to increase total revenues and total operating expenses by $1.2 million and $1.7 million and $2.7 million and $3.4 million for the three and six months ended June 30, 2002 and 2001, respectively.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of June 30, 2002, the Company had $36.5 million of goodwill. Amortization expense related to goodwill was approximately $500,000 for the six months ended June 30, 2001, or $0.03 per dilutive share. The Company adopted SFAS No. 142 on January 1, 2002. Accordingly, effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization expense for the three and six months ended June 30, 2001 was $250,000 and $500,000, respectively. Goodwill amortization expense was $0, $486,000 and $1.0 million for the years ended 1997, 1998, and 1999 through 2001, respectively. Basic and diluted earnings per share, excluding the impact of prior periods' goodwill amortization expense, are as follows:

                                                                                         Three        Six
                                                     Year Ended December 31,             -----       ----
                                            -----------------------------------------      Months Ended
                                            1997     1998     1999     2000      2001      June 30, 2001
                                            ----     ----     ----     ----      ----      -------------
Basic earnings (loss) per share from
     continuing operations before
     extraordinary item and cumulative
     effect of change accounting
     principle                                      $0.71    $0.18   $ (0.28)  $(1.97)   $(0.22)    $(0.39)

Basic EPS                                           $0.53    $0.18    $(0.28)  $(1.97)   $(0.26)    $(0.40)

Pro forma basic earnings
     per share before extraordinary
     item available for distribution
     to partners and shareholders          $0.36

Basic earnings (loss) per share from
    continuing operations before
    extraordinary item and cumulative
    effect of  change in accounting
    principle                                      $0.70    $0.18    $(0.28)  $(1.97)   $(0.22)    $(0.39)

Diluted EPS                                        $0.53    $0.18    $(0.28)  $(1.97)   $(0.26)    $(0.40)

Pro forma diluted earnings
     per share before extraordinary
     item available for distribution
     to partners and shareholders         $0.35

With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. As of June 30, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers retirement centers and Free-standing AL's as its reporting units. All recorded goodwill as of the date of adoption was attributable to the retirement centers reporting unit. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has completed step one and believes that its goodwill is not impaired.

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

The Company adopted SFAS No. 144 on January 1, 2002. The adoption had no material impact on the Company's current year financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

10.  SUBSEQUENT EVENTS

On July 1, 2002 the Company replaced $18.8 million of mortgage debt due August 31, 2002 with a $18.5 million mortgage note bearing interest at the greater of 7.25% or 4% above one-month LIBOR. Principal and interest are due monthly with remaining principal and unpaid interest due July 1, 2007. The Company purchased an interest rate cap agreement for $106,000, which would limit the Company's interest expense if one-month LIBOR should exceed 6.5% during the term of the mortgage. The Company used the proceeds from the replacement mortgage note to repay the remaining $18.5 million balance outstanding under the Company's $95 million revolving credit facility and in the process, terminated a synthetic lease and became the owner of the previously leased assets including $12.8 million of property and equipment. The $18.8 million note is secured by certain land, buildings, and equipment affiliated with a community in Arizona. The community has 344 units, of which 217 are independent living, 70 are assisted living, 15 are memory enhanced and 42 are skilled nursing.

On July 11, 2002 the Company terminated synthetic leases on two communities in South Carolina and Arizona and the Company became the owner of each community. The termination of the synthetic leases facilitated the Company simultaneously selling and leasing-back these communities and certain others on the same date (see below). The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs.

On July 11, 2002 the Company sold for $56.5 million three retirement centers in Arizona, Colorado, and Texas and two Free-standing ALs in South Carolina and Florida. The Company used a portion of the sale proceeds to repay debt associated with the properties. The Company contemporaneously leased these properties back from the buyer. The leases are classified as operating leases, with the exception that one of the retirement center leases is recorded as a capital lease and the Company recorded $30.1 million of lease obligation as debt in connection with the retirement center lease. Note that this lease agreement additionally includes other communities previously leased by the Company to the lessor.

On July 11, 2002 the Company modified the February 7, 2002 master lease agreement which included 11 communities, one Retirement Center and ten Free-standing ALs, into two new master lease agreements (Pool I and Pool II). The Pool I lease agreement includes one Retirement Center and six Free-standing ALs from the original lease, as well as two additional Retirement Centers from the July 11, 2002 sale. The Pool II lease agreement includes four Free-standing ALs from the original lease, as well as one Retirement Centers and two Free-standing ALs from the July 11, 2002 sale leaseback transaction. Pool I is a 12-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. Pool II is a 10-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. These master leases will be treated as operating leases for financial reporting purposes.

On July 18, 2002, the Company refinanced $25.7 million of mortgage debt on three communities and two land parcels. Under the terms of the new mortgage debt agreements, previous maturities ranging from 2002 to 2006 were amended to 2004 and certain financial covenants were eliminated or amended. Measurement of the modified covenants begins on September 30, 2002.

On July 26, 2002, the Company terminated synthetic leases on three Free-standing AL's in Texas and the Company became the owner of each community. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. Simultaneously, the Company extended and modified an existing $11.0 million mortgage note and refinanced $33.7 million of mortgage debt on the three communities which the Company previously leased under synthetic leases and for which the Company was guarantor. The original maturities were extended to 2004, and certain existing financial covenants were amended, the measurement of which begins on September 30, 2002. Interest on the notes increased from 6.75% to 7.25%. In connection with the extended and modified notes, in the event that the Company does not repay the Debentures on or before October 1, 2002, or extend such Debentures to a date no earlier than 2004, the Company would be in default and the Lender could exercise its contractual remedies, including all amounts due being payable on demand.

On August 2, 2002, the Company determined that assets acquired in 2001 as part of a like-kind exchange, specifically land in Virginia and land and buildings associated with the equity interests in a single member limited liability company that the Company acquired during 2001, would be placed for sale. The value of the land and buildings, net of accumulated depreciation, as of June 30, 2002, is $29.2 million. As of June 30, 2002, the Company had a $12.0 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly, and a maturity date of January 2024 and a $15.1 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005, respectively, related to these assets. The Company acquired the various land parcels subject to lease agreements that provide annual rental payments of $980,000 through February 23, 2023 and $1.3 million through March 7, 2022, respectively. The Company has no reason to believe the sale prices for these assets will be below the net book value, however, the Company will continue to evaluate the land parcels and buildings for impairment.

On August 14, 2002, as part of the Refinancing Plan, the Company initiated an Exchange Offer seeking to exchange up to $126.0 million of the Debentures. On August 14, 2002, the Company also entered into the HCPI Loan Agreement pursuant to which HCPI has agreed to make the HCPI Loan to one of the Company's subsidiaries in the amount of $112.8 million. The Company also contemporaneously entered into the HCPI Investment Agreement under which HCPI has agreed to make the $12.2 million HCPI Equity Investment in certain other subsidiaries of the Company. See note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. As of June 30, 2002, the Company operated 65 senior living communities, consisting of 31 large continuing care retirement communities and independent living communities ("Retirement Centers") and 34 Free-standing ALs in 14 states with an aggregate capacity for approximately 11,200 and 3,200 residents, respectively. The Company owns 21 communities, leases 38 communities pursuant to long-term leases, and manages six communities pursuant to management agreements. Of its Retirement Centers, the Company owns 12, leases 13, and manages six. Of its Free-standing ALs, the Company owns nine and leases 25. During the three months ended June 30, 2002 and 2001, the Company's Retirement Centers and Free-standing ALs generated 76.6% and 23.4%, and 85.8% and 14.2%, respectively, of resident and healthcare revenues. During the six months ended June 30, 2002 and 2001, the Company's Retirement Centers and Free-standing ALs generated 76.6% and 23.4%, and 86.6% and 13.4%, respectively, of resident and healthcare revenues.

The Company's long-term strategy is to develop and operate multiple communities within a major metropolitan region in order to create a Senior Living Network that provides a continuum of housing and care for seniors. Many of the Free-standing ALs are located within the same major metropolitan regions as the Retirement Centers and function as satellites to those Retirement Center hubs in order to form Senior Living Networks and expand the continuum of housing and care into the market. The Company believes that this hub and satellite approach produces management efficiencies and market penetration by offering a range of senior living arrangements at various price levels.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company's financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of the Company's financial statements are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's consolidated financial statements and the notes thereto.

SYNTHETIC LEASE COMMUNITIES

As of December 31, 2001, the Company operated 14 of its communities (two Retirement Centers and 12 Free-standing ALs) under an operating lease structure commonly referred to as a synthetic lease. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would terminate all synthetic leases during 2002. Upon the termination of these synthetic leases, the Company will become the owner of each community for financial reporting purposes. The Company will not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. As of June 30, 2002, the Company had completed the termination of five of these 14 synthetic leases. The Company operated nine of its communities (two Retirement Centers and seven Free-standing ALs) under synthetic leases and subsequently completed the termination of six additional synthetic leases. The Company expects to terminate the three remaining synthetic leases during the third quarter of 2002. Upon completion of these three transactions, the Company will not have any remaining synthetic leases.

The Company has substantial investments in these synthetic lease communities in the form of land, security deposits (certificates of deposit and treasury bills) and loans to the lessors (notes receivable). The Company has pledged security deposits to the lessors to secure its obligations under the synthetic lease agreements. As of June 30, 2002, the Company had approximately $80.6 million of assets related to the nine communities being operated under synthetic leases (including $31.1 million of notes receivable, $37.4 million of security deposits and $7.4 million of land). The Company owns the land under seven of these synthetic lease communities, and leases such land to the lessors under long-term operating leases.

As of June 30, 2002, of the third party mortgage debt secured by the synthetic lease assets, the Company is the borrower of approximately $5.6 million of mortgage loans, which is debt recorded on the Company's condensed consolidated balance sheets. As of June 30, 2002, the Company is the guarantor of approximately $54.0 million of third party mortgage debt associated with these synthetic leases which were made directly to the lessors and therefore are not recorded on the Company's condensed consolidated balance sheet. This nonconsolidated debt is secured by the synthetic lease assets, and is cross-defaulted with a portion of the Company's consolidated debt.

SALE LEASE-BACK TRANSACTIONS

The table below summarizes the sale lease-back transactions that the Company completed during the six months ended June 30, 2002 into two categories. The first six communities presented are accounted for as capital leases as a result of contingent earnout agreements or conditional purchase options. The remaining three communities presented are accounted for as operating leases.


                                                                  INCREASE IN     REDUCTION   NEW CAPITAL
                                                                 LAND, BUILDINGS   IN NOTES       LEASE       TRANSACTION
     2002                 COMMUNITY                   PROCEEDS    AND EQUIPMENT   RECEIVABLE   OBLIGATION(2)   LOSSES(3)
--------------- ------------------------------- ---- ---------- ---------------- ------------ ------------  ------------
                                                                              (in thousands)
  February 12   Free-standing AL in Florida     (1)    $ 9,687            9,687      (8,559)      (9,687)        1,381

   March 22     Free-standing AL in Colorado    (1)     17,865           17,865     (20,012)     (17,865)        5,817

   March 28     Three (3) Free-standing ALs     (1)     18,200           18,200     (29,537)     (18,200)       17,786

   March 28     Retirement Center in Texas              25,000           25,000            -     (25,000)            -
                                                     ---------- ---------------- ------------ ------------ ------------
                                                       $70,752           70,752     (58,108)     (70,752)       24,984
                                                     ========== ================ ============ ============ ============


                                                                  REDUCTION IN                 DEFERRED
                                                                LAND, BUILDINGS   REDUCTION   TRANSACTION
     2002                 COMMUNITY                  PROCEEDS    AND EQUIPMENT     IN DEBT       GAINS
--------------- ------------------------------- ---- ---------- ---------------- ------------ ------------
                                                                        (in thousands)
                Retirement Center in North
   January 1    Carolina                               $ 45,000        (32,802)       34,780       11,758

  February 12   Retirement Center in Illinois           18,469         (12,669)       12,933        5,268

   March 28     Retirement Center in Florida            30,000         (28,387)       19,538          697
                                                     ---------- ---------------- ------------ ------------
                                                      $ 93,469         (73,858)       67,251       17,723
                                                     ========== ================ ============ ============

(1) In conjunction with the Refinancing Plan, the Company determined during the fourth quarter of 2001 to terminate all of the synthetic leases and subsequently enter into sale lease-back transactions with respect to eight of the fourteen synthetic lease communities during the first and second quarters of 2002. As of June 30, 2002, the Company had completed five of the eight synthetic lease termination and sale lease-back transactions. These transactions raised gross proceeds of $45.8 million, net of $1.3 million of transaction costs.

(2) For financial reporting purposes, these capital lease obligations are included in debt.

(3) The determination of transaction losses assumes $5.3 million of estimated earnout payments.

As a result of the completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001, $23.2 million during the quarter ended March 31, 2002, and $7.0 million during the quarter ended June 30, 2002, bringing the total loss on these sale lease-back transactions to $38.1 million ($30.2 million for the six months ended June 30, 2002). For financial reporting purposes, these losses are considered residual value guarantee amounts and have been fully recognized as lease expense. See note 4 to the condensed consolidated financial statements.

In addition, because the Company's sale lease-back transactions resulted in the early termination of certain existing synthetic leaseholds, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million of additional amortization during the quarter ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million ($8.8 million for the six months ended June 30, 2002).

The Company has not incurred, and does not expect to incur, any cash costs other than transaction costs in connection with these transactions. Given the long-term nature of the lease-back arrangements, the Company views these transactions as long term financings. As such, the Company believes that although sale lease-back accounting rules require the recognition of a loss in the amount of the difference between the sales prices and the Company's cost basis in the assets (including the leasehold acquisition costs of its synthetic leases), the Company will continue to derive economic benefits from the assets in the form of future payments under the earn-out provisions in excess of the amounts currently included in the sales price, as well as from any improvement in operating results as the communities increase occupancy and performance.

RESULTS OF OPERATIONS

The Company reported a net loss of $19.4 million, or $1.12 loss per diluted share, on total revenues of $82.6 million, as compared with net loss of $4.6 million, or $0.27 loss per diluted share, on revenues of $65.1 million for the three months ended June 30, 2002 and 2001, respectively. The loss of $1.12 per dilutive share for the three months ended June 30, 2002 was entirely comprised of a loss from continuing operations. The Company reported a net loss of $57.5 million, or $3.33 loss per diluted share, on total revenues of $159.4 million, as compared with net loss of $7.4 million, or $0.43 loss per diluted share, on revenues of $127.2 million for the six months ended June 30, 2002 and 2001, respectively. The loss of $3.33 per dilutive share for the six months ended June 30, 2002 was comprised of a $3.28 loss from continuing operations, plus a $0.04 loss from the extinguishment of debt. Included in the loss from continuing operations for the three and six months ended June 30, 2002 is approximately $7.0 million and $30.2 million, respectively, of additional lease expense resulting from losses on certain sale lease-back transactions, and approximately $2.3 million and $8.8 million, respectively, of accelerated leasehold acquisition cost amortization from these transactions. See notes 4 and 8 to the condensed consolidated financial statements.

REVENUES

The Company's revenues from continuing operations are comprised of resident and health care revenues, which includes revenues from the Company's owned and leased communities and management and development services revenues, which include fees, net of reimbursements, for the development, marketing, and management of communities owned by third parties. The following table sets forth each of the components of the Company's revenues as a percentage of the total revenues for the three and six months ended 2002 and 2001:

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           ------------------         ----------------
                                                          JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                            2002         2001         2002         2001
Resident and health care revenues:
     Monthly service fees and ancillary  revenues from
         independent and assisted living residents            72.4%        74.0%         72.8%       73.7%
     Per  diem  charges   from  skilled   nursing  and        23.1%        19.3%         22.9%       19.5%
         therapy services
     Amortization of non-refundable entrance fees(1)           2.3%         2.6%          2.2%        2.8%
Management and development services                            0.7%         1.5%          0.4%        1.3%
Reimbursable out-of-pockets                                    1.5%         2.6%          1.7%        2.7%
                                                         ------------ ------------ ------------- -----------
Total revenues                                               100.0%       100.0%        100.0%      100.0%
                                                         ============ ============ ============= ===========

(1) Amortized over each resident's actuarially determined life expectancy (or building life for contingent refunds).

The Company's management agreements are generally for terms of three to 20 years, but certain of such agreements may be canceled by the owner of the community, without cause, on three to six months notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owners' expense, and receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. One of the Company's management agreements is for a community with aggregate resident capacity for approximately 900 residents and has a 20-year term, with approximately 16 years remaining, with two ten-year renewals, as well as a purchase option. The management fee for this agreement is equal to all cash received in excess of operating and financing expenses and certain cash payments to the owner of the community. The Company's existing management agreements expire at various times through June 2018. See note 6 to the condensed consolidated financial statements.

SEGMENT RESULTS

The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs.

The Retirement Centers are generally comprised of the Company's continuing care retirement centers and lifecare communities and its independent living communities, including those at which assisted living and/or nursing services are provided. The Retirement Centers are established communities with strong reputations within their respective markets, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Company's Retirement Centers form the core segment of the Company's business and comprise 31 of the 65 communities that the Company operates, with capacity for approximately 11,200 residents, representing approximately 78% of the total resident capacity of the Company's communities. At June 30, 2002 and 2001, the Company's Retirement Centers had occupancy rates of 92% and 93%, respectively.

The Company has also developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. Free-standing ALs are much smaller than Retirement Centers and generally are stand-alone communities that are not located on a Retirement Center campus. Most Free-standing ALs provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. During the last several years and continuing through 2002, the Free-standing AL market has suffered from adverse market conditions, including significant overcapacity in most markets, longer than anticipated fill-up periods, price discounting and price pressures. The Company expects these conditions to continue for the intermediate term. Although the Company ceased development of additional Free-standing ALs in late 1999, many that were already in development were opened during 2000 and early 2001. The Company's community operating results include only the Free-standing ALs that the Company owns or leases. The number of Free-standing ALs included in the Company's consolidated operations grew from 22 at June 30, 2001 to 34 at June 30, 2002 as a result of acquisitions of Free-standing ALs and leasehold interests of various communities that were managed by the Company and owned by special purpose entities which were owned by third parties ("Managed SPE Communities"), including leasehold interests in ten Managed SPE Communities acquired as of December 31, 2001.

The Company operates 34 Free-standing ALs, with capacity for approximately 3,200 residents, representing approximately 22% of the total resident capacity of the Company's communities. Many of these Free-standing ALs are in the fill-up stage. At June 30, 2002 and 2001, the Company's Free-standing ALs had occupancy rates of 74% and 58%, respectively.

The Company evaluates its performance in part based upon EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, and other special charges related to asset impairment and other losses, equity in loss of managed special purpose entities, other income (expense), minority interest, and extraordinary items. As a result of increased occupancy, the Company's Free-standing ALs generated positive community EBITDAR since the fourth quarter of 2001. On an operating income basis, however, they are still generating losses after lease, amortization and depreciation expense.

The following is a summary of total revenues, EBITDAR, and total assets by segment for the three and six months ended June 30, 2002 and 2001 (in thousands).(1)(2)(3)


              THREE MONTHS ENDED
                                               JUNE 30,         JUNE 30,           $          %
                                                 2002            2001           CHANGE      CHANGE
                                                 ----            ----           -------     ------
              Revenues:
                 Retirement centers             $   61,877      $    53,511     $   8,366      15.6%
                 Free-standing ALs                  18,910            8,894        10,016     112.6%
                 Corporate/other                     1,856            2,693         (837)    (31.1%)
                                                -----------------------------------------------------
                      Total                     $   82,643      $    65,098     $  17,545      27.0%
                                                =====================================================

              NOI / Community EBITDAR:
                 Retirement centers             $   20,473      $    18,956     $   1,517       8.0%
                 Free-standing ALs                   1,665            (162)         1,827    1127.8%
                 Corporate/other                    (6,295)          (5,796)         (499)     (8.6%)
                                                -----------------------------------------------------
                     Net operating income                                                      21.9%
                                                    15,843           12,998         2,845

              Lease expense (4)                     18,098            6,700        11,398     170.1%
              Depreciation and amortization(5)       8,504            5,195         3,309      63.7%
                                               ------------------------------------------------------
                      Operating income         $  (10,759)      $     1,103   $  (11,862)  (1075.4%)
                                               ======================================================


              SIX MONTHS ENDED
                                                JUNE 30,         JUNE 30,           $         %
                                                  2002            2001           CHANGE     CHANGE
                                                  ----            ----           -------    ------
              Revenues:
                 Retirement centers              $   119,493     $    105,749    $  13,744     13.0%
                 Free-standing ALs                    36,547           16,328       20,219    123.8%
                 Corporate/other                       3,372            5,074      (1,702)   (33.5%)
                                             --------------------------------------------------------
                      Total                      $   159,412     $    127,151    $  32,261     25.4%
                                             ========================================================

                                                JUNE 30,         JUNE 30,           $         %
                                                  2002            2001           CHANGE     CHANGE
                                                  ----            ----           -------    ------
              NOI / Community EBITDAR:
                 Retirement centers               $   41,184      $    38,327    $   2,857      7.5%
                 Free-standing ALs                     2,614            (962)        3,576    371.7%
                 Corporate/other                    (12,534)         (10,769)      (1,765)   (16.4%)
                                                  ---------------------------------------------------
                     Net operating income             31,264           26,596        4,668     17.6%
              Lease expense (4)                       50,063           13,451       37,612    279.6%
              Depreciation and amortization(5)        20,648           10,287       10,361    100.7%
                                                 ----------------------------------------------------
                      Operating (loss)
                 income                          $  (40,447)      $     2,858   $ (43,305) (1515.2%)
                                                 ====================================================


              TOTAL ASSETS
                                               JUNE 30,       DECEMBER 31,         $          %
                                                 2002            2001           CHANGE      CHANGE
                                                 ----            ----        -- -------     ------
              Total Assets:
                 Retirement centers             $  470,231      $   509,732   $  (39,501)     (7.8%)
                 Free-standing ALs                221,643          241,069      (19,426)     (8.1%)
                 Corporate/other                   99,553           99,390           163       0.0%
                                             --------------------------------------------------------
                      Total                     $  791,427      $   850,191    $ (58,764)     (6.9%)
                                             ========================================================

(1) Segment data does not include any inter-segment transactions or allocated costs.

(2) Net Operating Income ("NOI"), or Community EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other special charges related to asset impairments and other losses, equity in loss of communities that are managed by the Company and owned by special purpose entities, other income (expense), minority interest, and extraordinary items. While NOI and EBITDAR are not GAAP measurements, the Company believes it is relevant in analyzing its operating results.

(3) Corporate/Other revenues represent the Company's development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs.

(4) Includes $7.0 million and $30.2 million of additional lease expense for the three and six months ended June 30, 2002 as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

(5) Includes $2.3 million and $8.8 million of additional amortization expense for the three and six months ended June 30, 2002 as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

PRO FORMA SEGMENT RESULTS:

The following table presents, on a pro forma basis, quarterly community results on a segment basis for each of the Company's last six fiscal quarters (2002 and 2001), assuming that all communities currently owned or leased were consolidated for the entire period. As a result, the operating results for 25 Retirement Centers and 34 Free-standing ALs owned or leased as of June 30, 2002, are included for all quarters shown. This information is presented in order to show the historical results of the communities that currently make up each segment (many of which were not consolidated in some or all quarters shown). Communities managed as of June 30, 2002, communities sold during these periods, not subsequently leased-back, and unconsolidated joint ventures are excluded from all quarters shown. While this pro forma information is not presented in accordance with accounting principles generally accepted in the United States of America, the Company believes such information is useful in evaluating the Company's performance. The pro forma results of any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. All dollar amounts are in thousands.

                                     2001 Quarter Ended            Year Ended     2002 Quarter Ended
                           ---------------------------------------               -----------------------
                            March 31   June     Sept     Dec 31     Dec 31,      March 31    June 30
                           ----------  ------   ------   --------   --------    ----------  ---------
                                         30       30                  2001
                                         ---      ---                 ----
 Retirement Centers
      Revenues                $55,692  $58,205  $58,696   $59,536      $232,129     $61,761     $61,877

      Community EBITDAR        18,864   19,818   18,743    19,371        76,796      21,576      20,473

 Free-standing ALs
      Revenues                 11,927   13,716   15,160    16,465        57,268      17,637      18,910
     Community EBITDAR        (1,769)    (473)     (86)       648       (1,680)         949       1,665

This pro forma table shows the significant trends in each of the two business segments. Retirement Center revenues have grown primarily as a result of price increases for new residents, increased occupancy and the fill up of expansions at certain communities, growth of therapy services and the expansion of other service offerings. These revenue increases, as well as control of expenses and recoupment of expense increases through rate increases to current residents, have resulted in increases in community EBITDAR from the Retirement Centers.

During 1999 and 2000, the Company opened many new Free-standing AL communities which added significant unit capacity to the Company's portfolio of Free-standing ALs. Free-standing AL revenues have increased primarily as a result of increased occupancy as Free-standing AL communities fill-up. Free-standing AL revenues have also increased as a result of selective price increases and growth of ancillary revenues. As the Free-standing AL communities continue to fill, the Company expects community EBITDAR to increase.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

Revenues. Total revenues were $82.6 million in the quarter ended June 30, 2002, compared to $65.1 million in the quarter ended June 30, 2001, representing an increase of $17.5 million, or 27.0%. Resident and health care revenues increased by $18.4 million, management and development services revenue decreased by $344,000 during the 2002 period, and reimbursable out-of-pocket revenues decreased $493,000. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $6.5 million as a result of the increase in the number of Free-standing ALs included in the Company's consolidated operations, as well as $2.8 million related to the continued fill-up of these communities, (b) $3.5 million and $1.8 million related to the April 2002 and July 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively, (c) an increase of $1.8 million in revenue from therapy services, (d) $704,000 attributable to increased capacity as a result of Retirement Center expansions and (e) $2.1 million related increased average occupancy and additional entrance fee revenues. The offsetting decrease relates to the July 1, 2001 sale of Rossmoor Regency, which had $1.2 million in total revenues for the three months ended June 30, 2001.

Management and development services revenue and reimbursable out-of-pocket revenues decreased by $344,000 and $493,000 and decreased as a percentage of total revenue to 0.7% and 1.5% in the quarter ended June 30, 2002 from 1.5% and 2.6% in the quarter ended June 30, 2001, respectively. The decrease is primarily related to the reduction in managed communities, decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees, as well as the decrease in the number of managed communities from 20 at June 30, 2001 to six at June 30, 2002, including Freedom Plaza Arizona and Freedom Plaza Care Center.

Retirement Center resident and health care revenues were $61.9 million in the quarter ended June 30, 2002, compared to $53.5 million in the quarter ended June 30, 2001, representing an increase of $8.4 million, or 15.6%. This increase resulted primarily from additional revenues as a result of the long-term lease, and consolidation of Freedom Plaza Arizona and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2002. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $8.9 million in the quarter ended June 30, 2001 to $18.9 million in the quarter ended June 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 22 to 34 communities, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $59.0 million in the quarter ended June 30, 2002, as compared to $43.6 million in the quarter ended June 30, 2001, representing an increase of $15.4 million, or 35.3%. The increase in community operating expense was primarily attributable to communities acquired or leased during 2001 and expansions. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 73.0% from 69.9% for the quarters ended June 30, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which are in the fill-up stage. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 complete the fill-up stage.

Retirement Center operating expenses were $41.4 million in the quarter ended June 30, 2002, compared to $34.6 million in the quarter ended June 30, 2001, representing an increase of $6.8 million, or 19.7%. Approximately $3.1 and $1.8 million of this increase was attributable to the April 1, 2002 and July 1, 2001 long-term lease of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively. In addition, the expansions at several Retirement Centers increased operating expenses by $630,000. Finally, $926,000 of the increase related to expenses associated with increased therapy services during the quarter ended June 30, 2002. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $9.1 million in the quarter ended June 30, 2001 to $17.2 million in the quarter ended June 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 22 to 34 communities, as well as increased occupancy at these communities.

General and Administrative. General and administrative expense decreased to $6.5 million for the quarter ended June 30, 2002, as compared to $6.8 million for the quarter ended June 30, 2001, representing a decrease of $202,000, or 3.0%. This decrease is primarily attributable to additional accruals in the prior period for general and professional liability claims, workers' compensation, and other insurance related accruals, resulting from general conditions in the insurance markets and changes in the Company's insurance program at that time. General and administrative expense as a percentage of total revenues decreased to 7.9% compared to 10.4% for the quarters ended June 30, 2002 and 2001, respectively.

EBITDAR (Community NOI). EBITDAR increased $2.8 million from $13.0 million in the quarter ended June 30, 2001 to $15.8 million in the quarter ended June 30, 2002 as further described below.

Retirement Center EBITDAR increased $1.5 million, or 8.0%, from $19.0 million for the quarter ended June 30, 2001 to $20.5 million for the quarter ended June 30, 2002. This increase primarily relates to the April 2002 and July 2001 addition of the long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR improved by $1.8 million from a $162,000 loss in the quarter ended June 30, 2001, to $1.7 million of income in the quarter ended June 30, 2002, primarily as a result of increased occupancy at these communities.

Other EBITDAR losses increased $499,000 to $6.3 million in the quarter ended June 30, 2002 resulting from $972,000 of legal and consulting costs affiliated with the exchange of a debt instrument, as well as the $344,000 reduction in management and development fees. These costs were offset by approximately $198,000 of reductions in bad debt expense and $684,000 of reductions in general liability and other insurance accruals in the prior period. The remaining increase relates to additional costs associated with therapy services, marketing, corporate operations, human resources, financial services and overhead, and increased senior living network and assisted living management costs.

Lease Expense. As of June 30, 2002, the Company had operating leases for 38 of its communities, including 13 Retirement Centers and 25 Free-standing ALs. Lease expense increased $11.4 million from $6.7 million for the quarter ended June 30, 2001 to $18.1 million for the quarter ended June 30, 2002. Lease expense (excluding synthetic leases) increased to $9.1 million for the quarter ended June 30, 2002, as compared to $4.0 million for the quarter ended June 30, 2001, representing an increase of $5.1 million. This increase was attributable to 15 additional leases entered into by the Company during 2001 and 2002, consisting of five Retirement Center leases which increased lease expense $3.4 million, and the acquisition of leasehold interests in ten Free-standing AL communities, which increased lease expense $1.7 million.

As of June 30, 2002, the Company operated nine of its communities, including two Retirement Centers and seven Free-standing ALs, under operating lease structures commonly referred to as synthetic leases. Synthetic lease expense increased to $9.0 million for the quarter ended June 30, 2002, as compared to $2.7 million for the quarter ended June 30, 2001, representing an increase of $6.3 million. Of the total $9.0 million of synthetic lease expense for the quarter ended June 30, 2002, $2.1 million related to Retirement Centers and $6.9 million related to Free-standing ALs. Of the total $9.0 million of synthetic lease expense for the quarter ended June 30, 2002, $7.0 million resulted from residual value guarantee amounts related to losses on sale leaseback transactions, of which $1.7 million related to Retirement Centers and $5.3 million related to Free-standing ALs.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001 and $23.2 million during the quarter ended March 31, 2002, and $7.0 million for the quarter ended June 30, 2002, bringing the total loss on these sale lease-back transactions to approximately $38.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts and have been fully recognized as lease expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $5.5 million in the quarter ended June 30, 2002 from $4.8 million in the quarter ended June 30, 2001, representing an increase of $711,000, or 14.8%. The increase was primarily related to the increase in depreciable assets of approximately $19.7 million. These assets relate primarily to the acquisition of communities, including leasehold interests, and expansion of communities since June 30, 2001, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased $2.6 million from $396,000 in the quarter ended June 30, 2001 to $3.0 million in the quarter ended June 30, 2002. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would exercise its termination rights under its synthetic leases during 2002. As a result of the completed and anticipated transactions under the Refinancing Plan, which would result in a shorter than expected remaining life of various leases, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million of additional amortization during June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million. The remaining portion of this increase relates to the acquisition of twelve leasehold interests in Free-standing ALs during 2001.

Other Income (Expense). Interest expense increased to $10.0 million in the quarter ended June 30, 2002 from $9.3 million in the quarter ended June 30, 2001, representing an increase of $676,000, or 7.3%. Although total indebtedness has decreased slightly to $514.8 million from $520.2 million at June 30, 2002 and June 30, 2001, respectively, this increase was primarily attributable to a higher average amount of indebtedness, prior to certain refinancing transactions, during the six months ended June 30, 2002, as well as higher interest rates. Interest expense, as a percentage of total revenues, decreased to 12.1% for the quarter ended June 30, 2002 from 14.3% in the quarter ended June 30, 2001. Considering certain financings expected to be completed in the refinancing plan, the Company expects interest expense to continue at greater than historical levels as a percentage of total revenues. Interest income decreased to $1.3 million in the quarter ended June 30, 2002 from $3.0 million in the quarter ended June 30, 2001, representing a decrease of $1.7 million, or 57.3%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities (representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits) decreased from $972,000 in the quarter ended June 30, 2001 to $0 in the quarter ended June 30, 2002. The Company had no further Managed SPE Communities after December 31, 2001.

Income Tax Benefit. The provision for income taxes was a $122,000 expense, compared to a $2.0 million benefit for the quarters ended June 30, 2002 and 2001, respectively. The Company has applied a full valuation allowance against its net operating carryforwards.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $19.4 million, or $1.12 loss per dilutive share, compared to a net loss of $4.6 million, or $0.27 loss per dilutive share, for the quarters ended June 30, 2002 and 2001, respectively. The $1.12 loss per dilutive share for the quarter ended June 30, 2002 was comprised of a $1.12 loss from operations. The loss of $0.27 per dilutive share for the quarter ended June 30, 2001 was comprised of a $0.23 loss from operations and a $0.03 loss from the extinguishment of debt.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

Revenues. Total revenues were $159.4 million in the six months ended June 30, 2002, compared to $127.2 million in the six months ended June 30, 2001, representing an increase of $32.3 million, or 25.4%. Resident and health care revenues increased by $34.0 million, management and development services revenue decreased by $988,000, and reimbursable out-of-pocket revenues decreased $713,000 during the 2002 period. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $12.7 million as a result of the increase in the number of Free-standing ALs included in the Company's consolidated operations, as well as $6.1 million related to the continued fill-up of these communities, (b) $3.5 million and $3.5 million related to the April 2002 and July 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively, (c) an increase of $3.4 million in revenue from therapy services, and (d) $1.4 million attributable to increased capacity as a result of Retirement Center expansions. The remaining increase relates primarily to increased average occupancy and additional entrance fee revenues.

Management and development services and reimbursable out-of-pocket revenue decreased by $988,000 and $713,000 and decreased as a percentage of total revenue to 0.4% and 1.7% in the six months ended June 30, 2002 from 1.3% and 2.7% in the six months ended June 30, 2001. The decrease is primarily related to the reduction in managed communities, decreased management fees at certain properties as a result of lower sales of new units, which reduces the formula-based management fees, as well as the decrease in the number of managed communities from 20 at June 30, 2001 to six at June 30, 2002, including Freedom Plaza Arizona and Freedom Plaza Care Center.

Retirement Center resident and health care revenues were $119.5 million in the six months ended June 30, 2002, compared to $105.8 million in the six months ended June 30, 2001, representing an increase of $13.8 million, or 13.0%. This increase resulted primarily from additional revenues as a result of the long-term lease, therefore now consolidated, Freedom Plaza Arizona and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2002. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $16.3 million in the six months ended June 30, 2001 to $36.5 million in the six months ended June 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 22 to 34 communities, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $113.0 million in the six months ended June 30, 2002, as compared to $85.4 million in the six months ended June 30, 2001, representing an increase of $27.6 million, or 32.3%. The increase in community operating expense was primarily attributable to communities acquired or leased during 2001 and expansions. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 72.4% from 70.0% for the quarters ended June 30, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which are in the fill-up stage. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 complete the fill-up stage.

Retirement Center operating expenses were $78.3 million in the six months ended June 30, 2002, compared to $67.4 million in the six months ended June 30, 2001, representing an increase of $10.9 million, or 16.2%. Approximately $3.1 and $3.5 million of this increase was attributable to the April 1, 2002 and July 1, 2001 long-term lease of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively. In addition, the expansions at several Retirement Centers increased operating expenses by $1.4 million. Finally, $1.8 million of the increase related to expenses associated with increased therapy services during the six months ended June 30, 2002. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $17.3 million in the six months ended June 30, 2001 to $33.9 million in the six months ended June 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 22 to 34 communities, as well as increased occupancy at these communities.

General and Administrative. General and administrative expense decreased to $12.5 million for the six months ended June 30, 2002, as compared to $11.8 million for the six months ended June 30, 2001, representing an increase of $724,000, or 6.2%. This increase is primarily attributable to legal and consulting costs affiliated with the exchange of a debt instrument, offset by additional accruals in the prior period for general and professional liability claims, workers' compensation, and other insurance related accruals, resulting from general conditions in the insurance markets and changes in the Company's insurance program at that time. General and administrative expense as a percentage of total revenues decreased to 7.8% compared to 9.2% for the six month periods ended June 30, 2002 and 2001, respectively.

EBITDAR (Community NOI). EBITDAR increased $4.7 million from $26.6 million profit in the six months ended June 30, 2001 to $31.3 million loss in the six months ended June 30, 2002 as further described below.

Retirement Center EBITDAR increased $2.9 million, or 7.5%, from $38.3 million for the six months ended June 30, 2001 to $41.2 million for the six months ended June 30, 2002. This increase primarily relates to the April 2002 and July 2001 addition of the long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR improved by $3.6 million from a $962,000 loss in the six months ended June 30, 2001, to $2.6 million of income in the six months ended June 30, 2002, primarily as a result of increased occupancy at these communities.

Other EBITDAR losses increased by $1.8 million to $12.5 million in the six months ended June 30, 2002 resulting from the $988,000 reduction in management and development fees and $972,000 of legal and consulting costs affiliated with the exchange of a debt instrument.

Lease Expense. As of June 30, 2002, the Company had operating leases for 38 of its communities, including 13 Retirement Centers and 25 Free-standing ALs. Lease expense increased $37.6 million from $13.5 million for the six months ended June 30, 2001 to $51.1 million for the six months ended June 30, 2002. Lease expense (excluding synthetic leases) increased to $15.9 million for the six months ended June 30, 2002, as compared to $7.6 million for the six months ended June 30, 2001, representing an increase of $8.4 million. This increase was attributable to 15 additional leases entered into by the Company during 2001 and 2002, consisting of five Retirement Center leases which increased lease expense $5.0 million, and the acquisition of leasehold interests in ten Free-standing AL communities, which increased lease expense $3.4 million.

As of June 30, 2002, the Company operated nine of its communities, including two Retirement Centers and seven Free-standing ALs, under operating lease structures commonly referred to as synthetic leases. Synthetic lease expense increased to $35.1 million for the six months ended June 30, 2002, as compared to $5.9 million for the six months ended June 30, 2001, representing an increase of $29.2 million. Of the total $35.1 million of synthetic lease expense for the six months ended June 30, 2002, $4.3 million related to Retirement Centers and $30.8 million related to Free-standing ALs. Of the total $35.1 million of synthetic lease expense for the six months ended June 30, 2002, $30.2 million resulted from residual value guarantee amounts related to losses on sale lease-back transactions, of which $3.4 million related to Retirement Centers and $26.8 million related to Free-standing ALs.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the three months ended December 31, 2001, $23.2 million during the three months ended March 31, 2002, and $7.0 million for the three months ended June 30, 2002, bringing the total loss on these sale lease-back transactions to approximately $38.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts and have been fully recognized as lease expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $10.5 million in the six months ended June 30, 2002 from $9.5 million in the six months ended June 30, 2001, representing an increase of $1.0 million, or 10.6%. The increase was primarily related to the increase in depreciable assets of approximately $19.7 million. These assets relate primarily to the acquisition of communities, including leasehold interests, and expansion of communities since June 30, 2001, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased $9.4 million from $761,000 in the six months ended June 30, 2001 to $10.1 million in the six months ended June 30, 2002. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would exercise its termination rights under its synthetic leases during 2002. As a result of the completed and anticipated transactions under the Refinancing Plan, which would result in a shorter than expected remaining life of various leases, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the three months ended December 31, 2001, $6.5 million during the three months ended March 31, 2002, and $2.3 million of amortization during the three months ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million. The remaining portion of this increase relates to the acquisition of twelve leasehold interests in Free-standing ALs during 2001.

Other Income (Expense). Interest expense increased to $19.7 million in the six months ended June 30, 2002 from $18.5 million in the six months ended June 30, 2001, representing an increase of $1.2 million, or 6.3%. This increase was primarily attributable to a higher average amount of indebtedness, prior to certain refinancing transactions, during the six months ended June 30, 2002, as well as higher interest rates. Interest expense, as a percentage of total revenues, decreased to 12.4% for the six months ended June 30, 2002 from 14.6% in the six months ended June 30, 2001. Considering certain financings expected to be completed in the refinancing plan, the Company expects interest expense to continue at greater than historical levels as a percentage of total revenues. Interest income decreased to $2.9 million in the six months ended June 30, 2002 from $6.1 million in the six months ended June 30, 2001, representing a decrease of $3.2 million, or 52.4%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of

Managed SPE Communities (representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits) decreased from $1.9 million in the six months ended June 30, 2001 to $0 in the six months ended June 30, 2002. The Company had no further Managed SPE Communities after December 31, 2001.

Income Tax Benefit. The provision for income taxes was a $219,000 expense, compared to a $3.4 million benefit for the six months ended June 30, 2002 and 2001, respectively. The Company has applied a full valuation allowance against its net operating carryforwards.

Extraordinary Loss. During the six months ended June 30, 2002, the Company repaid a term note to a bank in connection with the sale of its Carriage Club Charlotte community, resulting in a prepayment penalty of $348,000. In addition, the Company expensed the unamortized portions of financing costs, totaling $408,000 related to the sale lease-backs of Holley Court Terrace and Hampton at Post Oak. The Company recorded $756,000 or a $0.04 loss per dilutive share, net of income taxes, as an extraordinary loss on the extinguishment of debt.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $57.5 million, or $3.33 loss per dilutive share, compared to a net loss of $7.4 million, or $0.43 loss per dilutive share, for the six months ended June 30, 2002 and 2001, respectively. The $3.33 loss per dilutive share for the six months ended June 30, 2002 was comprised of a $3.28 loss from operations and a $0.04 loss from the Company's extinguishment of debt. The loss of $0.43 per dilutive share for the six months ended June 30, 2001 was comprised of a $0.42 loss from operations and a $0.01 loss from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing Plan

The Company has a substantial amount of debt and lease obligations maturing during 2002, comprised primarily of $132.9 million of its Debentures. The Company has scheduled debt maturities during the 12 months ended June 30, 2003 of $165.4 million, which includes $32.5 million of periodic mortgage debt payments and $132.9 million of Debentures. As a result of these current maturities, the Company had a net working capital deficit of $163.8 million as of June 30, 2002. As of June 30, 2002, the Company also had minimum rental obligations of $50.3 million under long-term operating leases due during the 12 months ended June 30, 2003. In addition, as of June 30, 2002, the Company had guaranteed $93.1 million of third-party senior debt in connection with a community that the Company manages, the Company's joint ventures and certain of the Company's lease financings. In addition, the Company and certain of its lenders and lessors agreed to amendments or waivers of various financial covenants as of June 30, 2002. As of June 30, 2002, the Company had approximately $12.3 million in unrestricted cash and cash equivalents. The Company currently does not generate sufficient cash flow to meet its debt and lease payment obligations. The Company expects that its cash flow from operations will improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain recently completed financings will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements during 2002. However, the Company's current cash balances and internally generated cash (including the proceeds from recently completed financings) will not be sufficient to satisfy its scheduled debt maturities in 2002.

In order to satisfy or extend the Company's debt and lease payment obligations and to address its net working capital deficit, the Company considered a number of financing and capital raising alternatives and developed the Refinancing Plan in consultation with its investment banking advisor and its legal counsel and through discussions with its lenders and other third parties. The Refinancing Plan included extensions of existing debt maturities, refinancings of existing mortgage facilities, new mortgage financings, and sale lease-back arrangements. Pursuant to the Refinancing Plan, since November 2001, the Company has consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund reserve and escrow requirements related to these transactions. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements, other than the Debentures, to January 2004 or later.

The Debentures are the Company's only material remaining outstanding debt obligation maturing during the next 12 months. In order to address the maturity of the Debentures, during March of 2002, the Company entered into a non-binding commitment letter with HCPI relating to a proposed $125.0 million financing transaction. On August 14, 2002, the Company entered into the HCPI Loan Agreement pursuant to which HCPI has agreed to make the HCPI Loan to one of the Company's subsidiaries in the amount of $112.8 million. The Company also contemporaneously entered into the HCPI Investment Agreement under which HCPI has agreed to make the $12.2 million HCPI Equity Investment in certain other subsidiaries of the Company.

Exchange Offer

HCPI's obligation to consummate the HCPI Transactions is subject to a number of conditions and contingencies. Those conditions include the requirement that the Company successfully complete the Exchange Offer with the holders of the outstanding Debentures. Under the Exchange Offer, the Company will exchange for each $1,000 principal amount of outstanding Debentures and accrued interest thereon (i) $839 principal amount of the Company's new 5 3/4% Series A Notes,
(ii) $190 principal amount of the Company's new 10% Series B Notes, and (iii) 13 Warrants, each Warrant to purchase one share of the Company's common stock at an exercise price of $3.50 per share and with an expiration date of September 30, 2009. With respect to the Exchange Offer, HCPI is also requiring that the Company receive the valid tender of at least 75% of the outstanding principal amount of the Debentures (approximately $99.7 million) to provide the Company with additional cash on hand to meet its on-going liquidity requirements. The Series A Notes and the Series B Notes will be unsecured and subordinated to all of the Company's existing and future indebtedness and capital lease obligations, but they will rank senior to the Debentures. The Company has the option to pay up to 2% interest per year on the Series B Notes through the issuance of additional Series B Notes rather than in cash. The Company is seeking to exchange up to $126.0 million of the Debentures in the Exchange Offer, but the Exchange Offer is not conditioned upon the tender of any minimum amount of Debentures and the Company intends to accept all Debentures tendered, regardless of whether the HCPI Transactions are consummated. The Company initiated the Exchange Offer on August 14, 2002, and anticipates that, if successful, it will be consummated during September 2002.

HCPI Transactions

The HCPI Loan will mature five years after initial funding, and will have a stated interest rate of 19.5%; however, the Company will only be required to pay in cash 9% interest per year until April 2004. Thereafter, the cash interest payment rate will increase each year by fifty-five basis points. Interest only at the cash rate will be payable quarterly, with any unpaid interest accruing and compounding quarterly. The $112.8 million principal balance and all accrued interest will be payable at the maturity of the loan. The Company will be permitted to repay the loan at any time after three years from the date of initial funding.

The HCPI Equity Investment will be made in return for a 9.8% ownership interest in the Real Estate Companies. The Real Estate Companies function solely as passive real estate holding companies owning the real property and improvements of nine of the Company's large retirement communities. These retirement communities are leased to, and operated by, other operating subsidiaries of the borrower subsidiary in which HCPI will have no interest. During the term of its investment in each Real Estate Company, HCPI and the borrower subsidiary will have mutual decision making authority with respect to the Real Estate Companies. HCPI will have the right to receive certain preferred distributions from any cash generated by the Real Estate Companies. The borrower subsidiary will have the right to repurchase HCPI's minority interest in the Real Estate Companies for one year beginning four years after closing. HCPI will have the right to purchase the borrower subsidiary's interests in the Real Estate Companies beginning five years after closing.

The HCPI Loan will be non-recourse and will be secured by a first-priority security interest in the borrower subsidiary's 90.2% ownership interests in the Real Estate Companies, and in certain cash reserve accounts. Since the HCPI Loan is non-recourse, if the borrower subsidiary defaults or fails to repay the loan at maturity, HCPI's only claim against that subsidiary will be to exercise its security interests and, absent fraud or certain other customary events of malfeasance, neither the Company nor any of its subsidiaries will have any further obligation to repay the HCPI Loan. Accordingly, even in the event of default by the borrower subsidiary, the operating subsidiaries will continue to operate these communities under a lease, which has an initial term of 15 years, commencing at the date of funding of the loan, and two ten-year extensions exercisable at our option.

The HCPI Loan Agreement contains numerous affirmative, negative and financial covenants. In addition, under the HCPI Loan Agreement, HCPI's obligation to make the HCPI Loan is subject to customary and usual conditions and certain other conditions and requirements. Those conditions include, among others, the following:

         o        the loan must be funded by September 30, 2002;

         o the Company must complete the Exchange Offer on the terms currently contemplated and the holders of the Debentures must validly tender at least 75% of the outstanding principal amount, or approximately $99.7 million, of the Debentures;

         o operating results must be within budget and the Company must meet certain liquidity and financial tests relating to the Company and to the nine retirement communities owned by the Real Estate Companies; and

         o no material adverse change shall have occurred with respect to the nine retirement communities, the borrower subsidiary or the Company.

HCPI's obligation to make the $12.2 million HCPI Equity Investment in the Real Estate Companies is also subject to substantially similar conditions.

In the event the Exchange Offer is successful and the Company receives the valid tender of at least 75% of the aggregate principal amount of the outstanding Debentures, the Company expects that it will be able to satisfy the other conditions in the HCPI Loan Agreement and in the HCPI Investment Agreement and close those transactions on or before September 30, 2002. The Company anticipates that it will receive net proceeds of approximately $119.8 million from the HCPI Transactions after paying approximately $5.2 million of transaction costs associated with those transactions and the Exchange Offer. However, the success of the Exchange Offer and the Company's ability to satisfy HCPI's other conditions and consummate the HCPI Transactions are subject to a number of uncertainties and depend upon a number of factors, many of which are beyond the Company's control. Accordingly, there can be no assurance that the Company can successfully complete the Exchange Offer as required by HCPI or satisfy the other conditions required by HCPI and consummate the HCPI Loan or obtain the HCPI Equity Investment.

The Company will use the net proceeds of the HCPI Transactions, together with cash on hand, to repay first the principal amount of and accrued interest on the Series A Notes when they mature on September 30, 2002 and then the principal amount of and interest on the remaining Debentures when they mature on October 1, 2002. If the holders of the Debentures do not validly tender at least 75% of the aggregate principal amount of the Debentures on the terms currently contemplated and the Company does not consummate the HCPI Transactions, the Company will be forced to seek other financing alternatives. At the present time, the Company does not have any alternative sources of financing that would provide it with sufficient funds to repay the Series A Notes and the Debentures at maturity. As a result of the Company's current financial condition and the fact that substantially all of the Company's properties are fully encumbered by mortgage or lease financings, the Company does not believe it would be able to obtain such alternative financing prior to the maturity of the Series A Notes and the Debentures. The Company also does not believe that it would be able to sell its properties in the time or at values necessary to raise sufficient cash to satisfy the Series A Notes and the Debentures at maturity. In addition, a sale of the Company's assets could have adverse tax consequences to the Company.

If the Company is unable to consummate the HCPI Transactions by September 30, 2002 and repay the principal of and interest on the Series A Notes, the Company will be in default under approximately $137.3 million of mortgage indebtedness and under the indenture governing the Series A Notes. In addition, because of cross-default and cross-collateralization provisions in many of the Company's other debt instruments and leases, those defaults are likely to result in a default and acceleration of substantially all of the Company's other debt and lease obligations, including the Series B Notes and the Debentures. As of June 30, 2002, the Company had approximately $381.8 million of senior secured debt and capital lease obligations, $132.9 million of Debentures and approximately $50.3 million of annual lease obligations. In addition, as of June 30, 2002, the Company had guaranteed $93.1 million of third-party senior debt in connection with a community that the Company manages, the Company's joint ventures and certain of the Company's lease financings. As a result, a default under the indenture governing the Series A Notes, the Series B Notes and the Debentures and the Company's other debt and lease obligations would have a material adverse effect upon the Company and could make it necessary for the Company to seek protection from its creditors under federal bankruptcy laws.

In the event that the Company successfully consummates the Exchange Offer and the HCPI Transactions, it will remain highly leveraged with a substantial amount of debt and lease obligations, and will have increased interest and lease expenses. The Company, however, expects that its cash flow from operations will improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from successful completion of the Refinancing Plan (including the HCPI Transactions and the Exchange Offer) will be sufficient to fund its operating requirements, its capital expenditure requirements, its periodic debt service requirements and its lease obligations during the next twelve months.

Cash flow

Net cash used by operating activities was $8.1 million for the six months ended June 30, 2002, as compared with $31,000 used for the six months ended June 30, 2001. The Company's cash and cash equivalents totaled $12.3 million as of June 30, 2002, as compared to $19.3 million as of December 31, 2001.

Net cash provided by investing activities was $60.4 million for the six months ended June 30, 2002, as compared with $4.2 million used for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company received $92.1 million from sales of assets, purchased assets limited as to use of $7.7 million, added $13.1 million to land, building and equipment, issued $8.6 million of notes receivable, and made $1.9 million in security deposits.

Net cash used by financing activities was $59.4 million compared with $6.7 million provided by financing activities during the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, the Company borrowed $189.4 million under long-term debt arrangements, made principal payments on its indebtedness of $236.8 million, recorded $5.3 million of contingent earnouts, and paid $3.7 million of financing costs. In connection with certain lifecare communities, the Company made principal payments and refunds under master trust agreements of $3.1 million.

Liquidity

The Company currently does not generate sufficient cash flow to meet its debt and lease payment obligations. The Company expects that its cash flow from operations will improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from certain recently completed financings will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements through June 30, 2003. However, the Company's current cash balances and internally generated cash (including the proceeds from recently completed financings) will not be sufficient to satisfy its scheduled debt maturities in 2002. Accordingly, the Company's ability to satisfy its maturing obligations in 2002 will depend primarily upon its ability to successfully complete the Exchange Offer on the terms required by HCPI and to consummate the HCPI Loan and the HCPI Equity Investment.

Many of the Company's credit and other agreements contain restrictive covenants that include, among other things, the maintenance of prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. In addition, certain of these agreements require that the Company raise a prescribed amount of capital and provide evidence of sufficient capacity to pay off the Debentures prior to their maturity. Effective as of June 30, 2002, the Company and certain of its lenders agreed to waivers relating to certain financial covenants in order to allow the

Company to remain in compliance. As part of its Refinancing Plan, the Company has renegotiated most of its financial covenants to levels that it believes it can satisfy for the forseeable future. Included in the renegotiated financial covenants related to approximately $137.3 million of mortgage indebtedness are covenants that require the Company to successfully retire or extend the Debentures. There can be no assurances, however, that the Company will remain in compliance with those covenants or that the Company's creditors will grant further amendments or waivers in the event of future non-compliance. Failure to remain in compliance with those covenants would have a material adverse impact on the Company, and would result in a default under a substantial majority of the Company's indebtedness and other obligations, and could result in an acceleration of the maturity of those obligations.

A significant amount of the Company's indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial or restrictive covenant) could cause the Company's lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

While the Company anticipates completing the Refinancing Plan and consummating the Exchange Offer, the HCPI Loan and the HCPI Equity Investment on or before September 30, 2002, there can be no assurances that the Company will be able to do so or that the Company will be able to satisfy its maturing obligations (including the Debentures). The Company's ability to consummate the Exchange Offer and the HCPI Transactions depends upon a number of factors, many of which are beyond the Company's control. These factors include the satisfaction of conditions relating to the HCPI Transactions (including a successful completion of the Exchange Offer on the terms required by HCPI), the Company's financial condition and operating performance, the financial strength of the Company's assets, the requirement for regulatory approvals and other approvals and consents, general economic conditions, general conditions in the credit markets, the condition of the senior living industry, and other factors.

The failure to consummate the Exchange Offer on the terms required by HCPI or to consummate the HCPI Transactions will have a material adverse effect on the Company and could make it necessary for the Company to seek protection from its creditors under federal bankruptcy laws.

The Company's financial condition could adversely effect the Company's ability to retain existing residents, attract prospective residents and maintain customary terms of payment from its vendors, which could have a material adverse effect on the Company's operating results and liquidity and could adversely effect the Company's ability to consummate the Refinancing Plan and the HCPI Transactions. The Company believes that, if the Exchange Offer and the HPCI Transactions are consummated as currently planned, the HCPI Transactions will generate sufficient net proceeds to satisfy the scheduled debt maturities during 2002.

In the event that the Company successfully consummates the HCPI Loan and HCPI Equity Investment, it will continue to be highly leveraged, and will have substantial debt and lease obligations, and will have increased interest and lease expenses. The Company will incur substantial costs in connection with the consummation of the Refinancing Plan, the Exchange Offer, the HCPI Loan and the HCPI Equity Investment. As a part of the Refinancing Plan, the Company has consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, generating gross proceeds of approximately $362.0 million. As part of these extensions and refinancings, the Company has replaced a significant amount of mortgage debt with higher cost leases, increasing the Company's annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Debentures. Assuming that the Company completes the Exchange Offer and exchanges $99.7 million principal amount of the Debentures in the Exchange Offer and that the Company elects to pay 2% interest on the Series B Notes through the issuance of additional Series B Notes rather than in cash, the Company's annual interest payments would increase by approximately $4.0 million. In addition, the Company would accrue an additional $12.5 million of interest expense, that is not currently payable, pursuant to the HCPI Loan and the Series B Notes.

Financing Activity

During the six months ended June 30, 2002, the Company entered into various financing transactions.

On January 1, 2002, the Company completed a sale lease-back of a retirement center in North Carolina for $45.0 million. The lessor assumed $34.8 million of debt associated with the property, resulting in an assumption penalty of $348,000, coupled with $50,000 of unamortized financing costs, which the Company has recorded as an extraordinary loss. The lease agreement has an initial term of 15 years with two five-year renewal options and a right of first refusal to repurchase the community. The Company recorded a gain of $11.7 million on the sale, which is being amortized over the term of the lease. In conjunction with this sale, on January 1, 2002, the Company acquired a Free-standing AL in Florida for $7.1 million, which it had previously managed for the buyer of the Retirement Center located in North Carolina. The Company funded this acquisition by assuming a $4.7 million mortgage note bearing interest at a floating rate of 5.63% at March 31, 2002. Interest is due monthly with remaining principal and unpaid interest due December 31, 2002. The note is secured by certain land, buildings, and equipment.

On January 25, 2002, the Company amended two loan agreements with aggregate outstanding indebtedness of $7.2 million. The amendment extends the due dates of the agreements to December 31, 2002, requires additional monthly principal payments of $60,000, and a $1.0 million cash collateral deposit. In connection with the amendment, the Company agreed to, among other things, (1) retire or refinance approximately $92.3 million of indebtedness on or before July 1, 2002, so as to mature no earlier than December 1, 2003 and (2) retire or refinance the $132.9 million outstanding principal amount of its Debentures on or before September 1, 2002 so as to mature no earlier than October 1, 2004. Failure to accomplish the retirement or refinancing of this debt could result in the acceleration of the outstanding indebtedness. On July 11, 2002, this debt was paid off in conjunction with the sale leasebacks of the respective properties. See notes 2 and 10 to the condensed consolidated financial statements.

On February 12, 2002, the Company sold a Free-standing AL in Florida for $9.7 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options and a right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to repay $8.6 million of debt associated with the property. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $9.7 million of lease obligation as debt, bearing interest of 7.55%. The Company recorded a $1.4 million loss as a result of this transaction. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense.

On February 12, 2002, the Company sold for $18.5 million a retirement center in Illinois. The Company used a majority of the sale proceeds to repay $12.9 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a gain of $5.3 million on the sale, which is being amortized on a straight-line basis over the term of the lease.

On March 22, 2002, the Company sold a Free-standing AL in Colorado, for $17.9 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options and a right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to repay $16.3 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, this transaction was recorded as a financing transaction and the Company recorded $17.9 million of lease obligation as debt, bearing interest of 7.46%. The Company recorded a $5.8 million loss as a result of this transaction. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense.

On March 28, 2002, the Company sold two retirement centers and three Free-standing ALs for $73.2 million. The Company used a portion of the proceeds to repay $55.2 million of debt, resulting in the Company expensing $99,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The sale agreements for the three Free-standing ALs contain certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, for financial reporting purposes, the Free-standing AL transactions were recorded as financing transactions and the Company recorded $18.2 million of lease obligation as debt, bearing interest of 9.37%. The Company recorded a $17.8 million loss as a result of the sale of these three AL's. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense. One of the retirement center leases is recorded as a capital lease and the Company recorded $25.0 million of lease obligation as debt, bearing interest of 8.27%. The other retirement center lease is being accounted for as an operating lease, since the sale agreement for this community did not contain a contingent earnout provision or other continuing involvement provisions. The Company recorded a gain of $697,000 on the sale of this retirement center, which is being amortized on a straight-line basis over the term of the lease. The Company has an option to acquire the retirement center that has been accounted for as a capital lease after March 28, 2006, subject to certain conditions.

On May 31, 2002, the Company replaced two mortgage notes maturing December 31, 2002 totaling $82.7 million with a $95.7 million mortgage note with the same lender which matures May 31, 2005. The Company applied the provisions of EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" in determining the treatment of costs incurred related to the exchange of debt instruments. As such, the commitment fee of $957,000 which, along with $128,000 of unamortized financing costs on the previous notes, will be amortized as a yield adjustment over the term of the new mortgage note, while $972,000 of legal and investment advisor fees are recorded in general and administrative expense. The new mortgage debt has a fixed and variable interest component, principal and interest due monthly, based on a 25-year amortization, and remaining principal and unpaid interest due May 31, 2005, with two one-year renewal options. The fixed rate component converts to a variable rate on January 1, 2003. The Company purchased an interest rate cap agreement for $789,000, which would limit the Company's variable interest expense if one-month LIBOR should exceed 5.8% over the term of the mortgage. The Company has designated the cap as a cashflow hedge. As such, any changes in the fair value of the cap while 30-day LIBOR does not exceed 5.8% is recognized as interest expense during the current period. The fair value of the cap was $584,000 at June 30, 2002. In connection with the debt, in the event that on or before September 30, 2002, either the Debentures have not been retired or the Company has not provided to the Lender evidence that the Company holds an amount of unrestricted cash sufficient to retire the Debentures, the Company would be in default and the Lender could exercise its contractual remedies, including all amounts due being payable on demand. The note is secured by certain land, buildings, and equipment, and contains cross-default provisions.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $7.9 million during the quarter ended December 31, 2001, $23.2 million during the quarter ended March 31, 2002, and $7.0 million during the quarter ended June 30, 2002, bringing the total loss on these sale lease-back transactions to $38.1 million. For financial reporting purposes, these losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transactions and have been fully recognized as lease expense. See note 4.

In addition, due to the shorter than expected remaining life of the previous leases terminated in connection with the sale lease-back transactions, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million during the quarter ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million.

Effective as of June 30, 2002, the Company obtained waivers under various financing agreements with respect to certain of its financial covenants. See note 2 to the condensed consolidated financial statements.

The Company announced, during the quarter ended March 31, 2000, that its Board of Directors had authorized the repurchase, from time to time, of up to $30.0 million of its Debentures. During the six months ended June 30, 2001, the Company purchased $3.3 million of the Debentures, resulting in an extraordinary gain on extinguishment of debt, net of tax, of $395,000. The Company has initiated the Exchange Offer with respect to the Debentures and no longer expects to purchase any of the Debentures on the open market.

FUTURE CASH COMMITMENTS

The following tables summarize the Company's total contractual obligations and commercial commitments as of June 30, 2002 (amounts in thousands). This information only reflects the effect of those elements of the Company's Refinancing Plan that have been completed as of June 30, 2002, and does not include the impact of remaining transactions contemplated in the Refinancing Plan that were not yet completed as of that date:

                                                                   Payments Due by Period
                                         ---------------------------------------------------------------------------
                                                           Less than        1 - 3           4 - 5        After 5
                                              Total         1 year          years           years         Years
                                              -----         ------          -----           -----         -----
Long-term debt                               $ 423,751    $ 162,663       $ 141,786        $ 36,700      $82,602
Capital lease obligations                       91,003        2,692           5,622           7,328       75,361
Operating leases                               425,071       50,256         106,277         101,979      166,559
Lease payments that apply to debt(1)          (54,010)     (54,010)              --              --           --
Interest income on notes receivable
     and security deposits(2)                  (5,992)        (501)         (2,943)         (1,376)      (1,172)
                                         ===========================================================================
Total contractual cash obligations (3)       $ 879,823    $ 161,100       $ 250,742       $ 144,631    $ 323,350
                                         ===========================================================================

(1) Approximately $54.0 million of the $93.1 million of guaranteed mortgage debt is associated with seven of the nine synthetic leases remaining at June 30, 2002. As such, these lease payments are included within both operating leases and guaranties listed in the table below.

(2) A portion of the lease payments noted in the above table are repaid to the Company as interest income on notes receivable from lessors.

(3) See note 2 to the condensed consolidated financial statements related to the Company's plans regarding the 2002 obligations. These amounts do not include the impact of the remaining transactions contemplated in the Refinancing Plan that were not yet completed as of June 30, 2002, nor do they reflect cash requirements for certain debt that is accelerated if the refinancing plan is not consummated.


                                                         Amount of Commitment Expiration Per Period
                                          -------------------------------------------------------------------------
                                               Total
                                              Amounts        Less than       1 - 3         4 - 5        After 5
                                             Committed         1 year        years         years         Years
Guaranties(1)                                  $ 93,092          9,540        39,079       11,623        32,850
                                          -------------------------------------------------------------------------
Total commercial commitments                   $ 93,092        $ 9,540      $ 39,079     $ 11,623      $ 32,850
                                          =========================================================================

(1) Guaranties include mortgage debt related to 11 communities (four Retirement Centers, five Free-standing ALs, and two joint ventures). Approximately $54.0 million of the $93.1 million is associated with seven of the 14 synthetic leases the Company determined during the fourth quarter of 2001 to terminate. The remaining mortgage debt guaranteed by the Company relates to two Retirement Centers under a long-term management agreement and a long-term operating lease agreement and the Company's two joint ventures. These amounts do not include the Company's residual value guaranties under the remaining nine synthetic leases which were $162.8 million as of June 30, 2002.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company's capital expenditure budget for fiscal 2002 is approximately $14.7 million.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company's expectations regarding the HCPI Loan, the HCPI Equity Investment and the Exchange Offer; the Company's anticipated improvement in operations and anticipated or expected cashflow; the discussions of the Company's operating and growth strategy (including its development plans and possible dispositions); the Company's liquidity and financing needs; the Company's alternatives for raising additional capital and satisfying its maturing obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, (i) the possibility that the Company will be unable to consummate the Exchange Offer on the terms required by HCPI, (ii) the possibility that the Company will be unable to satisfy the other conditions to the HCPI Loan Agreement or the HCPI Equity Investment Agreement or that such agreements may be amended or modified or that the Company will be unable to obtain the HCPI Loan or HCPI Equity Investment, (iii) the possibility of future defaults under the Company's debt and lease agreements (including the Debentures), (iv) the risks associated with the Company's financial condition and the fact that the Company is highly leveraged, (v) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs or increase its cash flow or generate expected levels of cash, (vi) the risks associated with the adverse market conditions for the senior living industry,
(vii) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (viii) the likelihood of further and tighter governmental regulation, and (viii) the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's other filings with the Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At June 30, 2002, the Company's outstanding notional amount of its existing swap agreement was $34.8 million maturing July 1, 2008. Under the agreement the Company receives a fixed rate of 6.87% and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 8.12%.

The Company has also entered into an interest rate cap agreement on a $95.7 million mortgage note to limit the Company's interest rate exposure. Under the terms of the interest rate cap agreement, the Company receives payments from the counterparty if one-month LIBOR exceeds 5.8% over the term of the mortgage. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, since 64.6% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.

As a part of its Refinancing Plan, the Company has consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, generating gross proceeds of approximately $362.0 million. As part of these extensions and refinancings, the Company has replaced a significant amount of mortgage debt with higher cost leases, increasing the Company's annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Debentures. Assuming that the Company completes the Exchange Offer and exchanges $99.7 million principal amount of the Debentures in the Exchange Offer and that the Company elects to pay 2% interest on the Series B Notes through the issuance of additional Series B Notes rather than in cash, the Company's annual interest and lease costs would increase by approximately $4.0 million. In addition, the Company would accrue an additional $12.5 million of interest expense, that is not currently payable, pursuant to the HCPI Loan and the Series B Notes.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits


10.1 Loan Agreement Among Fort Austin Real Estate Holdings, LLC, as Borrower, Fort Austin Limited Partnership, as Operating Lessee, and General Electric Capital Corporation, as Lender, dated May 15, 2002

10.2 Lease Agreement by and between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation, dated April 1, 2002

10.3 Promissory Note dated April 1, 2002, between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation

99.1 Certification of W.E. Sheriff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of George T. Hicks Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.       Reports on Form 8-K

     On May 16, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental financial information relating to the Company's first quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERICAN RETIREMENT CORPORATION

Date:  August 14, 2002       By:  /s/ George T. Hicks
                                  -------------------
                                  George T. Hicks
                                  Executive Vice President-Finance, Chief
                                  Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)