Form 10-Q/A
period 2002-06-30
AMERICAN RETIREMENT CORP
filed 2002-08-22
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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


                              Purpose of Amendment

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q (the "Form 10-Q") filed on August 14, 2002 for the quarterly period ended June 30, 2002 is being filed to correct certain figures contained in the table entitled "Payments Due by Period" under the heading "Future Cash Commitments" in Item 2 of Part I of such Quarterly Report. In order to preserve the nature and character of the disclosures originally set forth in the Form 10-Q, this Form 10-Q does not reflect events occurring after the filing of the Form 10-Q.

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

                                                                   Payments Due by Period
                                         ---------------------------------------------------------------------------
                                                          Less than        1 - 3           4 - 5        After 5
                                              Total        1 year          years           years         Years
                                              -----        ------          -----           -----         -----
Long-term debt                             $  423,751    $ 162,663       $ 141,786        $ 36,700      $82,602
Capital lease obligations                      91,003        2,692           5,622           7,328       75,361
Operating leases                              634,076       50,256         106,277          98,879      378,664
Lease payments that apply to debt(1)          (54,010)     (54,010)             --              --           --
Interest income on notes receivable
     and security deposits(2)                  (5,992)        (501)         (2,943)         (1,376)      (1,172)
                                         ===========================================================================
Total contractual cash obligations (3)     $1,088,828    $ 161,100       $ 250,742       $ 141,531    $ 535,455
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

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits


10.1 Loan Agreement Among Fort Austin Real Estate Holdings, LLC, as Borrower, Fort Austin Limited Partnership, as Operating Lessee, and General Electric Capital Corporation, as Lender, dated May 15, 2002*

10.2 Lease Agreement by and between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation, dated April 1, 2002*

10.3 Promissory Note dated April 1, 2002, between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation*

99.1 Certification of W.E. Sheriff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of George T. Hicks Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.       Reports on Form 8-K

     On May 16, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental financial information relating to the Company's first quarter ended March 31, 2002.


* Previously filed with Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMERICAN RETIREMENT CORPORATION

Date:  August 22, 2002       By:  /s/ George T. Hicks
                                  -------------------
                                  George T. Hicks
                                  Executive Vice President-Finance, Chief
                                  Financial Officer, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)