Form 10-Q
period 2002-09-30
AMERICAN RETIREMENT CORP
filed 2002-11-15
CIK 787784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.


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

                                  Yes [X]   No [  ]

As of November 14, 2002, there were 17,310,209 shares of the Registrant's common stock, $.01 par value, outstanding.

INDEX

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements                                                           Page

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2002 and December 31, 2001..........................................3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  September 30, 2002 and 2001 ......................................................4

                  Condensed Consolidated Statements of
                  Operations for the Nine Months Ended
                  September 30, 2002 and 2001 ......................................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September 30,
                  2002 and 2001 ....................................................................6

                  Notes to Condensed Consolidated Financial Statements .............................8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................... 22

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ..................... 40

Item 4.           Controls and Procedures  ....................................................... 41


PART II.        OTHER INFORMATION

Item 2.           Change in Securities and Use of Proceeds........................................ 41

Item 6.           Exhibits and Reports on Form 8-K................................................ 42

Signatures        ................................................................................ 44

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

                                                                                     September 30, 2002      December 31, 2001
                                                                                     ------------------      ------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $  24,997                $  19,334
    Assets limited as to use                                                                 16,863                   10,122
    Accounts receivable, net of allowance for doubtful accounts                              13,196                   11,447
    Inventory                                                                                 1,289                    1,249
    Prepaid expenses                                                                          3,609                    3,016
    Deferred income taxes                                                                     1,285                    1,285
    Assets held-for-sale                                                                     51,357                    2,663
    Other current assets                                                                      5,162                    5,799
                                                                                          ---------                ---------
        Total current assets                                                                117,758                   54,915

Assets limited as to use, excluding amounts classified as current                            27,091                   68,618
Land, buildings and equipment, net                                                          570,890                  525,174
Notes receivable                                                                             20,722                   84,537
Goodwill, net                                                                                36,463                   36,463
Leasehold acquisition costs, net                                                             23,417                   33,484
Other assets                                                                                 63,845                   47,000
                                                                                          ---------                ---------
        Total assets                                                                      $ 860,186                $ 850,191
                                                                                          =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                     $  13,965                $ 371,667
    Debt associated with assets held-for-sale                                                35,829                       --
    Accounts payable                                                                          6,267                    7,919
    Accrued interest                                                                          1,876                    3,584
    Accrued payroll and benefits                                                              6,930                    4,838
    Accrued property taxes                                                                    9,470                    7,998
    Other accrued expenses                                                                    9,650                    9,926
    Other current liabilities                                                                10,499                   17,436
                                                                                          ---------                ---------
        Total current liabilities                                                            94,486                  423,368

Long-term debt, excluding current portion                                                   483,451                  190,458
Convertible debentures                                                                       15,956                       --
Refundable portion of life estate fees                                                       58,515                   46,309
Deferred life estate income                                                                 118,249                   51,211
Tenant deposits                                                                               5,093                    6,016
Deferred gain on sale-leaseback transactions                                                 28,323                   13,055
Deferred income taxes                                                                         2,055                    2,055
Other long-term liabilities                                                                  14,251                   10,171
                                                                                          ---------                ---------
        Total liabilities                                                                   820,379                  742,643

Minority interest                                                                            12,250                       --

Commitments and contingencies (See notes)

Shareholders' equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no
      shares issued or outstanding                                                               --                       --
    Common stock, $.01 par value; 200,000,000 shares authorized,
      17,310,209 and 17,276,520 shares issued and outstanding, respectively                     173                      173
    Additional paid-in capital                                                              145,657                  145,590
    Accumulated deficit                                                                    (118,273)                 (38,215)
                                                                                          ---------                ---------
        Total shareholders' equity                                                           27,557                  107,548
                                                                                          ---------                ---------
        Total liabilities and shareholders' equity                                        $ 860,186                $ 850,191
                                                                                          =========                =========

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share data)


                                                                                   Three Months Ended September 30,
                                                                                   ---------------------------------
                                                                                     2002                     2001
                                                                                   --------                --------
Revenues:
     Resident and health care                                                      $ 83,916                $ 64,820
     Management services                                                                432                   1,231
     Reimbursed expenses                                                              1,198                   1,396
                                                                                   --------                --------
        Total revenues                                                               85,546                  67,447

Operating expenses:
     Community operating expenses                                                    62,542                  46,516
     General and administrative                                                       7,664                   6,412
     Lease expense, net                                                              11,168                   7,217
     Depreciation and amortization                                                    4,897                   4,953
     Amortization of leasehold acquisition costs                                        521                     379
     Asset impairments                                                                2,511                      --
     Reimbursed expenses                                                              1,198                   1,396
                                                                                   --------                --------
        Total operating expenses                                                     90,501                  66,873
                                                                                   --------                --------

        Operating (loss) income                                                      (4,955)                    574

Other income (expense):
     Interest expense                                                               (11,727)                 (9,537)
     Interest income                                                                  1,049                   2,448
     Loss on sale of assets                                                          (1,885)                    (59)
     Equity in losses of managed special purpose entity communities                      --                  (1,014)
     Other                                                                              916                     832
                                                                                   --------                --------
        Other expense, net                                                          (11,647)                 (7,330)
                                                                                   --------                --------

        Loss from continuing operations before income taxes,
           minority interest, discontinued operations and extraordinary item        (16,602)                 (6,756)
Income tax expense (benefit)                                                            100                  (2,311)
                                                                                   --------                --------

        Loss from continuing operations before minority
           interest discontinued operations and extraordinary item                  (16,702)                 (4,445)

Minority interest in losses of consolidated subsidiaries, net of tax                     --                       1
                                                                                   --------                --------

        Loss from continuing operations before discontinued operations
           extraordinary item                                                       (16,702)                 (4,444)

Discontinued operations, net of tax                                                  (5,867)                      --
                                                                                   --------                --------
        Loss from operations before extraordinary item                              (22,569)                 (4,444)

Extraordinary gain on extinguishment of debt, net of tax                                 --                       3
                                                                                   --------                --------

        Net loss                                                                   $(22,569)               $ (4,441)
                                                                                   ========                ========

Basic loss per share:
     Basic loss per share before extraordinary item                                $  (0.96)               $  (0.26)
     Discontinued operations, net of tax                                              (0.34)                     --
     Extraordinary loss, net of tax                                                      --                      --
                                                                                   --------                --------
     Basic loss per share                                                          $  (1.30)               $  (0.26)
                                                                                   ========                ========

Diluted loss per share:
     Diluted loss per share before extraordinary item                              $  (0.96)               $  (0.26)
     Discontinued operations, net of tax                                              (0.34)                     --
     Extraordinary loss, net of tax                                                      --                      --
                                                                                   --------                --------
     Diluted loss per share                                                        $  (1.30)               $  (0.26)
                                                                                   ========                ========

Weighted average shares used for basic loss  per share data                          17,310                  17,239
Effect of dilutive common stock options                                                  --                      --
                                                                                   --------                --------
Weighted average shares used for diluted loss per share data                         17,310                  17,239
                                                                                   ========                ========

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)


                                                                                       Nine Months Ended September 30,
                                                                                     ----------------------------------
                                                                                       2002                      2001
                                                                                     ---------                ---------
Revenues:
     Resident and health care                                                        $ 239,956                $ 186,897
     Management and development services                                                 1,117                    2,904
     Reimbursed expenses                                                                 3,885                    4,797
                                                                                     ---------                ---------
        Total revenues                                                                 244,958                  194,598

Operating expenses:
     Community operating expenses                                                      175,529                  131,920
     General and administrative                                                         20,088                   18,162
     Lease expense, net                                                                 62,231                   20,668
     Depreciation and amortization                                                      15,384                   14,479
     Amortization of leasehold acquisition costs                                        10,682                    1,140
     Asset impairments                                                                   2,561                       --
     Reimbursed expenses                                                                 3,885                    4,797
                                                                                     ---------                ---------
        Total operating expenses                                                       290,360                  191,166
                                                                                     ---------                ---------

        Operating (loss) income                                                        (45,402)                   3,432

Other income (expense):
     Interest expense                                                                  (31,421)                 (28,056)
     Interest income                                                                     3,977                    8,601
     Loss on sale of assets                                                             (1,938)                    (181)
     Equity in losses of managed special purpose entity communities                         --                   (2,952)
     Other                                                                               1,668                    1,855
                                                                                     ---------                ---------
        Other expense, net                                                             (27,714)                 (20,733)
                                                                                     ---------                ---------

        Loss from continuing operations before income taxes, minority interest
           discontinued operations, and extraordinary item                             (73,116)                 (17,301)

Income tax expense (benefit)                                                               319                   (5,709)
                                                                                     ---------                ---------

        Loss from continuing operations before minority interest,
           discontinued operations and extraordinary item                              (73,435)                 (11,592)

Minority interest in earnings of consolidated subsidiaries, net of tax                      --                      (94)
                                                                                     ---------                ---------

        Loss from continuing operations before discontinued operations
           and extraordinary items                                                     (73,435)                 (11,686)

Discontinued operations, net of tax                                                     (5,867)                      --
                                                                                     ---------                ---------

        Loss from operations before extraordinary item                                 (79,302)                 (11,686)

Extraordinary loss on extinguishment of debt, net of tax                                  (756)                    (178)
                                                                                     ---------                ---------

        Net loss                                                                     $ (80,058)               $ (11,864)
                                                                                     =========                =========

Basic loss per share:
     Basic loss per share before extraordinary item                                  $   (4.25)               $   (0.68)
     Discontinued operations, net of tax                                                 (0.34)                      --
     Extraordinary loss, net of tax                                                      (0.04)                   (0.01)
                                                                                     ---------                ---------
     Basic loss per share                                                            $   (4.63)               $   (0.69)
                                                                                     =========                =========

Diluted loss per share:
     Diluted loss per share before extraordinary item                                $   (4.25)               $   (0.68)
     Discontinued operations, net of tax                                                 (0.34)                      --
     Extraordinary loss, net of tax                                                      (0.04)                   (0.01)
                                                                                     ---------                ---------
     Diluted loss per share                                                          $   (4.63)               $   (0.69)
                                                                                     =========                =========

Weighted average shares used for basic loss  per share data                             17,288                   17,192
Effect of dilutive common stock options                                                     --                       --
                                                                                     ---------                ---------
Weighted average shares used for diluted loss per share data                            17,288                   17,192
                                                                                     =========                =========

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                                         Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                         2002                     2001
                                                                                       --------                --------
Cash flows from operating activities:
     Net loss                                                                          $(80,058)               $(11,864)
         Extraordinary loss on extinguishment of debt, net of tax                           756                     178
                                                                                       --------                --------
     Loss from continuing operations                                                    (79,302)                (11,686)
     Adjustments to reconcile loss from continuing operations to net cash and cash equivalents used by operating activities:
         Depreciation and aamortization                                                  26,066                  15,619
         Amortization of deferred financing costs                                         2,114                   1,938
         Residual value guarantee lease costs                                            30,793                      --
         Asset impairments                                                                2,561                      --
         Amortization of deferred entrance fee revenue                                   (9,044)                 (7,480)
         Proceeds from entrance fee sales, net of refunds                                13,502                   8,560
         Advances to joint ventures                                                          --                  (1,512)
         Deferred income tac benefit                                                       (108)                 (5,415)
         Amortization of deferred gain on sale-leaseback transactions                    (3,045)                 (2,509)
         Minority interest in earningss of consolidated subsidiaries                         --                      94
         Losses (gains) from unconsolidated joint ventures                                  445                     (14)
         Loss on sale of assets                                                           1,938                     181
         Issuance of stock to employee 401k plan                                             --                     333
     Changes in assets and liabilities:
         Accounts receivable                                                               (758)                   (977)
         Inventory                                                                           30                     (75)
         Prepaid expenses                                                                  (416)                   (203)
         Other assets                                                                     1,323                   1,262
         Accounts payable                                                                (1,718)                 (1,949)
         Accrued expenses and other current liabilities                                   8,536                   8,550
         Tenant deposits                                                                   (949)                    (22)
         Other liabilities                                                                1,480                   1,018
                                                                                       --------                --------
Net cash and cash equivalents (used) provided by continuing operations                   (6,552)                  5,713
Net cash and cash equivalents provided by discontinued operations                         5,867                      --
                                                                                       --------                --------
Net cash and cash equivalents (used) provided by opereating activities                     (685)                  5,713

Cash flows from investing activities:
         Additions to land, buildings and equipment                                     (14,664)                (13,325)
         Proceeds from (purchase of) assets limited as to use                            22,728                  (5,439)
         Issuance of notes receivable                                                    (3,364)                 (2,167)
         Proceeds from the sale of assets                                                25,396                   7,708
         Expenditures for leasehold acquisitions, net of cash received                     (615)                     (5)
         Other investing activities                                                        (923)                    804
                                                                                       --------                --------
Net cash provided (used) by investing activities                                         28,558                 (12,424)

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)


                                                                                               Nine Months Ended September 30,
                                                                                             ---------------------------------
                                                                                                2002                     2001
                                                                                             ---------                --------
Cash flows from financing activities:
         Proceeds from the issuance of long-term debt                                          219,349                  21,744
         Principal payments on long-term debt                                                 (237,646)                 (8,781)
         Proceeds from equity investment                                                        12,250                      --
         Purchase of convertible debentures                                                         --                  (4,029)
         Principal reductions in master trust liability                                         (4,566)                 (4,035)
         Accrual of contingent earnouts                                                         (3,560)                     --
         Expenditures for financing costs                                                       (8,104)                 (1,116)
         Other financing costs                                                                      67                     104
                                                                                             ---------                --------
Net cash (used) provided by financing activities                                               (22,210)                  3,887
                                                                                             ---------                --------

     Net increase (decrease) in cash and cash equivalents                                        5,663                  (2,824)
                                                                                             ---------                --------
Cash and cash equivalents at beginning of period                                                19,334                  19,850
                                                                                             ---------                --------
Cash and cash equivalents at end of period                                                   $  24,997                $ 17,026
                                                                                             =========                ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest (including capitalized interest)               $  29,156                $ 25,134
                                                                                             =========                ========
     Income taxes paid (received)                                                            $     179                $ (1,520)
                                                                                             =========                ========

Supplemental disclosure of non-cash transactions:
During the nine months ended September 30, 2002, the Company terminated a management agreement and entered into a long-term operating lease. Under the terms of the lease, the Company acquired the following assets and assumed the following liabilities:

Accounts receivable                                                                          $     991                $     --
Other current assets                                                                               441                      --
Note receivable                                                                                 18,756                      --
Other assets                                                                                    11,651                      --
Other current liabilities                                                                        1,527                      --
Refundable portion of life estate fees                                                          11,348                      --
Deferred life estate income                                                                     16,335                      --
Other long-term liabilities                                                                      2,629                      --

During the nine months ended September 30, 2002, the Company terminated 13 operating leases, and acquired $187.0 million of land, buildings, and equipment in exchange for $88.6 million of notes receivable and $36.7 million of treasury bills and certificates of deposit (included in assets whose use is limited), and the assumption of $47.7 million of entrance fee liabilities and $45.6 million of debt. In conjunction with the transactions, assets and liabilities changed as follows (increase (decrease)):

         Notes receivable                                                                   $ (88,610)                 $ -
         Assets limited as to use                                                             (36,654)                   -
         Land, buildings and equipment                                                        187,016                    -
         Other current liabilities                                                            (31,513)                   -
         Entrance fee liabilities                                                              47,710                    -
         Long-term debt                                                                        45,555                    -

During the nine months ended September 30, 2001, the Company funded its 401(k) contribution with 81,788 shares of its common stock at a fair market value of approximately $333,000.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. Certain fiscal year 2001 amounts have been reclassified to conform to the fiscal year 2002 presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

2.  LIQUIDITY AND COMPLETION OF REFINANCING PLAN

During the later part of 2001, the Company developed a refinancing plan (the "Refinancing Plan") to address its debt and lease obligations maturing during 2002, comprised primarily of $132.9 million of its 5-3/4% Convertible Subordinated Debentures due October 1, 2002 (the "Old Debentures"). Since November 2001, the Company has consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions. In addition, on September 30, 2002, the Company completed the Refinancing Plan and repaid the Old Debentures primarily through the completion of the HCPI Transactions and the Exchange Offer described below.

On August 14, 2002, the Company entered into a loan agreement with Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust, pursuant to which HCPI agreed to loan one of the Company's subsidiaries $112.8 million (the "HCPI Loan"). The Company also contemporaneously entered into a contribution agreement with HCPI (the "HCPI Investment Agreement") under which HCPI agreed to make a $12.2 million equity investment in certain other subsidiaries of the Company (the "HCPI Equity Investment"). The HCPI Loan and the HCPI Equity Investment are collectively referred to as the "HCPI Transactions."

HCPI's obligation to consummate the HCPI Transactions was subject to a number of conditions and contingencies, including the requirement that the Company successfully complete an exchange offer with the holders of the Old Debentures (the "Exchange Offer"). On September 26, 2002, the Company completed the Exchange Offer by exchanging $99.8 million aggregate principal amount of its Old Debentures for approximately $86.8 million aggregate principal amount of the Company's new 5 3/4% Series A Senior Subordinated Notes Due September 30, 2002 (the "Series A Notes") and approximately $16.0 million aggregate principal amount of its new 10% Series B Convertible Senior Subordinated Notes Due April 1, 2008 (the "Series B Notes"). For each $1,000 principal amount of Old Debentures exchanged, the Company issued $869 principal amount Series A Notes and $160 principal amount of Series B Notes. Following completion of the Exchange Offer, approximately $33.1 million aggregate principal amount of Old Debentures were outstanding. The Series A Notes and the Series B Notes are unsecured and subordinated to all of the Company's existing and future indebtedness and capital lease obligations. Interest on the Series B Notes is due semiannually. The Company has the option to pay up to 2% interest per year on the Series B Notes through the issuance of additional Series B Notes rather than in cash. The Company's Series B can be convertible at any time into shares of the Company's common stock at a conversion price of $2.25 per share at the option of the holder.

On September 30, 2002 the Company completed the HCPI Transactions, which generated approximately $119.8 million of net proceeds, after paying approximately $5.2 million of transaction costs, which were used to repay the $86.8 million of Series A Notes and the $33.1 million of Old Debentures that were not exchanged in the Exchange Offer. Approximately $4.3 million of the transaction costs have been capitalized and will be amortized over a five year period.

The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5%. The Company will only be required to pay in cash 9% interest per year until April 2004. Thereafter, the cash interest payment rate will increase each year by fifty-five basis points. The cash portion of interest will be payable quarterly, with any unpaid interest accruing and compounding quarterly. The Company will be permitted to repay the loan in whole or in part at any time after September 30, 2005. The $112.8 million principal balance and all accrued interest will be payable at the maturity of the loan.

The $12.2 million HCPI Equity Investment was made in return for a 9.8% ownership interest in certain subsidiaries (the "Real Estate Companies") of the Company's subsidiary that is the borrower under the HCPI Loan. The Real Estate Companies function solely as passive real estate holding companies owning the real property and improvements of nine of the Company's large retirement communities. These retirement communities are leased to, and operated by, other operating subsidiaries of the borrower subsidiary in which HCPI has no interest. During the term of its investment in each Real Estate Company, HCPI and the borrower subsidiary will have mutual decision making authority with respect to the Real Estate Companies. HCPI has the right to receive certain preferred distributions from any cash generated by the Real Estate Companies. The borrower subsidiary has the right to repurchase HCPI's minority interest in the Real Estate Companies for one year beginning September 30, 2006. HCPI has the right to purchase the borrower subsidiary's interests in the Real Estate Companies beginning September 30, 2007.

The HCPI Loan is primarily non-recourse and secured by a first-priority security interest in the borrower subsidiary's 90.2% ownership interests in the Real Estate Companies, and in certain cash reserve accounts. Since the HCPI Loan is primarily non-recourse, if the borrower subsidiary defaults or fails to repay the loan at maturity, HCPI's initial claim against that subsidiary, absent fraud or certain other customary events of malfeasance, will be to exercise its security interests and the foreclosure does not fully satisfy the HCPI Loan, the borrower subsidiary's personal liability for the remainder of the HCPI Loan is limited to an amount equal to the equity value of one of its retirement communities (approximately $112.8 million as of September 30, 2002). In any event following a default under the HCPI Loan, the operating subsidiaries will continue to operate these communities under a master lease, which has an initial term of 15 years, commencing September 30, 2002, with the Company having two ten-year extensions that are exercisable at its option.

In addition, pursuant to the Refinancing Plan, since November 2001, the Company consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund reserve and escrow requirements related to these transactions. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the completion of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later. The Company and the lessor of one community agreed to a waiver related to various financial covenants as of September 30, 2002. In addition, as of September 30, 2002, the Company had guaranteed $40.3 million of third-party senior debt in connection with a community that the Company manages, a community that the Company leases, and the Company's two joint ventures.

Although the Company has successfully completed the Refinancing Plan, it remains highly leveraged with a substantial amount of debt and lease obligations, and has increased interest and lease costs. As part of these extensions and refinancings, the Company has replaced a significant amount of mortgage debt with debt having higher interest rates or higher lease costs, increasing the Company's estimated annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Old Debentures. Assuming that the Company elects to pay 2% of the interest on the Series B Notes through the issuance of additional Series B Notes rather than cash, the HCPI loan and Series B Note annual interest payments would be higher than the corresponding interest payments under the Old Debentures by approximately $3.8 million per year. In addition, the Company will accrue additional interest expense that is not currently payable, pursuant to the HCPI Loan and the Series B Notes, which will be approximately $13.0 million for the next twelve months.

The Company has scheduled current debt payments of $14.0 million and minimum rental obligations of $44.1 million under long-term operating leases due during the twelve months ended September 30, 2003. As of September

30, 2002, the Company had approximately $25.0 million in unrestricted cash and cash equivalents and $23.3 million of working capital. The Company's current level of cash flow from operations is not sufficient to meet its future debt and lease payment obligations. However, the Company expects that its cash flow from operations will continue to improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions, and the proceeds from the sale of assets currently held for sale should be sufficient to fund operating requirements, capital expenditure requirements and periodic debt service requirements and lease obligations during the next twelve months.

3.  EARNINGS PER SHARE

Basic loss per share for the three and nine months ended September 30, 2002 has been computed on the basis of the weighted average number of shares outstanding. During the three and nine months ended September 30, 2002, there were 6,355 and 2,165 options, respectively, to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding periods. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three and nine months ended September 30, 2002, and therefore were not included in the computation of diluted earnings per share.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were also not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.


                                                           Three Months                     Nine Months
                                                       Ended September 30,              Ended September 30,
                                                   -------------- --------------    -------------- -------------
                                                       2002           2001              2002           2001
                                                   -------------- --------------    -------------- -------------
    Average number of options (in thousands)               2,113            823             2,120           805
    Weighted-average exercise price                       $ 4.80         $ 7.76            $ 4.82        $ 8.03

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or if restricted shares of common stock were to become fully vested.

The Old Debentures due October 1, 2002 outstanding during the periods presented were not included in the computation of diluted earnings per share because the conversion price of $24.00 per share was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

The average market price of the Company's common stock outstanding during the nine months ended September 30, 2002 was greater than the $2.25 per share conversion price 10% Series B Notes. However, the common shares were not included in the computation of diluted earnings per share for the three or nine months ended September 30, 2002 because the Company had a loss from continuing operations and therefore, the effect would be anti-dilutive. At September 30, 2002, the Series B Notes were convertible into 7,091,342 shares of common stock.

4.  LONG TERM DEBT AND OTHER FINANCING TRANSACTIONS

The completion of the Refinancing Plan made significant changes in the Company's long-term debt. The following information is presented to show the various changes that have occurred since December 31, 2001. The Company's long-term debt at September 30, 2002 and December 31, 2001 is presented below (in thousands):

                                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                                              2002                  2001
                                                                                          -------------         ------------

Note payable bearing interest at a fixed rate of 19.5%
Interest at 9% (increasing 0.55% annually after April 1, 2004) of the 19.5%
fixed interest is payable quarterly with principal and unpaid interest due on
September 30, 2007. The loan is secured by a first-priority security interest in
the borrower subsidiary's ownership interests                                               $112,750            $     --

Mortgage note payable bearing interest at a fixed rate of 8.2%. Interest is due monthly with principal and unpaid interest due at maturity on May 31, 2005. The loan is secured by certain land, buildings, equipment,
and assignment of rents and leases                                                            62,020              62,330

Mortgage note payable bearing interest at the rate of LIBOR plus one hundred basis points (7.25% at September 30, 2002). Interest and principal is payable monthly and the loan matures on March 31, 2017. The loan is
secured by certain land and buildings                                                         41,744                  --

Mortgage note payable bearing interest at the greater of LIBOR plus 3.95% or
6.75% (6.75% at September 30, 2002). Interest and principal is payable monthly and the loan matures on May 1, 2005. The loan is secured by
certain land and buildings                                                                    33,204                  --

Note payable bearing interest at a fixed rate of 3.13%. Interest and principal of $279,994 is due monthly with final payment due on July 31, 2012. The note is secured
by certain land, buildings, equipment                                                         30,534                  --

Mortgage note payable bearing interest at fixed rate of 7.55%. Interest and principal of $244,400 is due monthly with remaining principal and unpaid interest due February 28, 2017. The note is secured by certain
land, buildings, and equipment                                                                27,224                  --

Note payable bearing interest at a fixed rate equal to 8.27%. Interest and principal of $218,750 is due monthly with final payment due March 31, 2017. The note is
secured by certain land, buildings, equipment                                                 24,734                  --

Mortgage note payable bearing interest at fixed rate of 7.93%. Interest and principal of $172,975 is due monthly with remaining principal and unpaid interest due November 1, 2006. The note is secured by certain land,
buildings, and equipment                                                                      19,823              20,171

Mortgage note payable bearing interest at the rate of 4% plus the greater of
LIBOR or 3.25% (7.25% at September 30, 2002). Interest and principal is payable monthly and the loan matures on July 1, 2007. The loan is
secured by certain land and buildings                                                         18,460                  --

                                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                                              2002                  2001
                                                                                          -------------         ------------

Note payable bearing interest at a fixed rate of 9.37%. Interest and principal of $170,625 is due monthly with final payment due on March 31, 2017. The note is
secured by certain land, buildings, equipment                                                 18,040                  --

Mortgage note payable bearing interest at a fixed rate of 8.50%. Principal and interest of $144,956 is due monthly with remaining principal and unpaid interest due on December 10, 2024. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases                                                 17,359              17,550

Note payable bearing interest at fixed rate of 9.575%, interest is due monthly with principal and unpaid interest due on October 1, 2008. The note is secured
by the Company's interest in certain land, buildings, equipment                               17,239              17,239

Convertible debentures bearing interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time
all principal is due                                                                          15,956                  --

Mortgage note payable bearing interest at a fixed rate of 8.41%. Principal and interest of $110,223 is due monthly with remaining principal and unpaid interest due on September 7, 2005. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases                                                 15,129              15,160

Mortgage note payable bearing interest at a fixed rate of 7.43%. Principal and interest of $80,864 is due monthly with remaining principal and unpaid interest due on January 10, 2024. The note is secured by certain land, buildings, equipment,
and assignment of rents and leases                                                            11,993              11,939

Mortgage note payable bearing interest at a fixed rate of 9.50%. Principal and interest of $104,844 is due monthly with remaining principal and unpaid interest due on June 10, 2025. The note is secured by certain land,
buildings, equipment, and assignment of rents and leases                                      11,705              11,810

Mortgage note payable bearing interest at a fixed rate of 6.50%. Principal and interest of $64,524 is due monthly with remaining principal and unpaid interest due on January 1, 2037. The note is secured by certain land, buildings,
equipment, and assignment of rents and leases                                                 10,625              10,680

                                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                                              2002                  2001
                                                                                          -------------         ------------

Mortgage note payable bearing interest at a floating rate equal to two hundred twenty-five basis points in excess of the LIBOR rate recalculated each month
(8.00% at September 30, 2002). Interest is due monthly with principal due at
maturity on January 1, 2004. The loan is secured by certain land and buildings                 9,512              11,037

Convertible debentures bearing interest at a fixed rate of 5.75%. Interest is due semi-annually on April 1 and October 1 through October 1, 2002, at which
time all principal is due                                                                         --             132,930

Term loan bearing interest at the rate of LIBOR plus three hundred basis points
(6.75% at December 31, 2001). Interest only is payable monthly and the loan matures on November 2, 2002. The note is secured by certain land, buildings, equipment, and assignment of
rents and leases                                                                                  --              81,645

Mortgage note payable bearing interest at a fixed rate of 6.87%. Principal and interest of $262,747 is due monthly with remaining principal and unpaid interest due on July 31, 2008. The note is secured by certain land,
buildings, equipment, and assignment of rents and leases                                          --              33,061

Mortgage note payable bearing interest at a floating rate equal to three hundred basis points in excess of the LIBOR rate (5.28% at December 31, 2001). Interest and principal, amortized over 25 years, is due monthly with balloon maturity on
April 1, 2003. The loan is secured by certain land, buildings, equipment, and
assignment of rents and leases                                                                    --              22,752

Revolving line of credit in the amount of $50.0 million bearing interest at the rate of LIBOR plus one hundred seventy-five basis points (4.19% at December 31,
2001). Interest only is payable monthly and the loan matures on December 31,
2002. The loan is secured by certain land
and buildings                                                                                     --              20,409

Mortgage note payable bearing interest at a floating rate equal to three hundred twenty-five basis points in excess of LIBOR rate (5.12% at December 31, 2001)
Interest and principal, amortized over 25 years, is due monthly with balloon
maturity on July 1, 2002. The loan is secured by certain land buildings, equipment                --              17,078

                                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                                              2002                  2001
                                                                                          -------------         ------------

Mortgage note payable bearing interest at floating rate equal to three hundred fifty basis points in excess of the LIBOR rate (6.27% at December 31, 2001)
Interest and principal is due monthly with remaining principal and unpaid interest due October 1, 2003. The note is secured by certain land, buildings,
and equipment                                                                                     --              12,965

Various mortgage notes payable, generally payable
monthly with interest rates ranging from 4.31% to 10.25%                                      40,025              41,206

Other long-term debt, generally payable monthly with
interest rates ranging from 3.25% to 8.12%                                                    10,654              21,315

Capital leases                                                                                   525                 794

Total long-term debt                                                                         549,201             562,125

Less current portion                                                                          13,965             371,667


Less debt associated with assets held for sale                                                35,829                  --

Long-term debt, excluding current portion                                                   $499,407            $190,458


The aggregate scheduled maturities of long-term debt were as follows (in thousands):

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               2002                 2001
                                                           -------------        ------------

Year 1                                                       $ 13,965            $371,667
Year 1, debt associated with assets held for sale              35,829                  --
Year 2                                                         68,961              36,770
Year 3                                                        103,027               7,537
Year 4                                                          7,432              16,739
Year 5                                                        142,469               1,938
Thereafter                                                    177,518             127,474
                                                             $549,201            $562,125

In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan and Series B Notes (assuming the Company elects to defer 2% of this interest) at their maturity or earlier repayment. The HCPI Loan and Series B Notes accrued interest for the upcoming four quarters will be approximately $13.0 million. This balance will increase each year as another year of interest is accrued but unpaid, plus the compounding of interest on amounts previously accrued.

During the three months ended September 30, 2002, the Company entered into various financing transactions, which are described below and included within the summary set forth above.

On July 1, 2002 the Company replaced $18.8 million of mortgage debt related to two communities due August 31, 2002 with an $18.5 million mortgage note bearing interest at the greater of 7.25% or 4% above 30-day LIBOR. Principal and interest are due monthly with remaining principal and unpaid interest due July 1, 2007. The Company purchased an interest rate cap agreement with a notional amount of $18.5 million for a fee of $106,000, which would limit the Company's interest expense if 30-day LIBOR should exceed 6.5% during the term of the mortgage. The Company used the proceeds from the replacement mortgage note to repay the remaining $18.8 million balance outstanding under the Company's $95 million revolving credit facility and in the process, terminated a synthetic lease and became the owner of the previously leased assets including $12.3 million of property and equipment. The $18.5 million note is secured by certain land, buildings, and equipment affiliated with a community in Arizona. The community has 289 units, of which 162 are independent living, 70 are assisted living, 15 are memory enhanced and 42 are skilled nursing.

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

On July 11, 2002 the Company sold for $56.5 million three retirement centers in Arizona, Colorado, and Texas and two Free-standing ALs in South Carolina and Florida. The Company used a portion of the sale proceeds to repay debt associated with the properties. The Company contemporaneously leased these properties back from the buyer under a master lease agreement. The leases are classified as operating leases, with the exception of the retirement center in Colorado which, due to a purchase option, is recorded as a capital lease. Accordingly, the Company recorded $30.1 million of the Colorado lease obligation as debt. In addition, the Company recorded $1.9 million of loss on sale related to the Florida Free-standing AL. Note that this lease agreement additionally includes other communities previously leased by the Company from the lessor.

On July 11, 2002 the Company modified the February 7, 2002 master lease agreement which included 11 communities, one Retirement Center and ten Free-standing ALs, into two new master lease agreements (Pool I and Pool II). The Pool I lease agreement includes one Retirement Center and six Free-standing ALs from the original lease, as well as two additional Retirement Centers from the July 11, 2002 sale discussed above. The Pool II lease agreement includes four Free-standing ALs from the original lease, as well as one Retirement Center and two Free-standing ALs from the July 11, 2002 sale leaseback transaction discussed above. Pool I is a 12-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. Pool II is a 10-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. These master leases will be treated as operating leases for financial reporting purposes, with the exception of the retirement community in Colorado as noted above.

On July 18, 2002, the Company refinanced $25.7 million of mortgage debt on three communities and two land parcels. Under the terms of the new mortgage debt agreements, previous maturities ranging from 2002 to 2006 were amended to 2004 and certain financial covenants were eliminated or amended. Measurement of the modified covenants began on September 30, 2002.

On July 26, 2002, the Company terminated synthetic leases on three Free-standing AL's in Texas and the Company became the owner of each community, resulting in an aggregate increase of property and equipment of $42.2 million and the assumption of $31.0 of mortgage debt. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. Simultaneously, the Company extended and modified an existing $11.0 million mortgage note and refinanced $33.7 million of mortgage debt on these three communities. The original maturities were extended to 2004, and certain existing financial covenants were amended, the measurement of which began on September 30, 2002. Interest on the notes increased from 6.75% to 7.25%.

On September 30, 2002, the Company completed the Exchange Offer, as well as the HCPI Transactions (see note 2).

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has expensed losses from 11 of 16 sale lease-back transactions of $30.8 million for the nine months ended September 30, 2002, including $0.6 million during the quarter ended September 30, 2002, $7.0 million during the quarter ended June 30, 2002, and $23.2 million during the quarter ended March 31, 2002. In addition, the Company recorded losses of $7.9 million during the quarter ended December 31, 2001 bringing the total losses on the sale lease-back Refinancing Plan transactions to $38.7 million. For financial reporting purposes, these losses are considered residual value guarantee amounts associated with prior leases that were terminated as pre-conditions to the sale lease-back transactions and have been fully recognized as lease expense. The Company does not expect to incur any additional residual value guarantee losses. Note that the Company has recorded deferred gains of $17.0 million on the other 5 of 16 sale-leaseback transactions, which is being amortized over the 15 year term of the lease, increasing the Company's deferred gain on sale lease-back transactions to $28.3 million.

In addition, due to the shorter than expected remaining life of the prior leases terminated in connection with the sale lease-back transactions, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million during the quarter ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million, $8.8 million of which was recognized during the nine months ended September 30, 2002.

During the three months ended September 30, 2002 the Company terminated synthetic leases on six communities in Texas, Florida, Ohio and Pennsylvania and the Company became the owner of each community. The Company did not incur any cash costs in connection with the termination of these synthetic leases other than transaction costs, but acquired $142.6 million of fixed assets, in return for $30.5 million of notes receivable and $25.5 million of restricted assets, and assumed $47.7 million of entrance fee liabilities and $45.6 million of long-term debt.

Effective as of September 30, 2002, the Company obtained a waiver of certain financial covenants under one Free-standing AL's lease agreement. See note 2.

5.       ASSET IMPAIRMENTS AND CONTRACTUAL LOSSES

During the nine months ended September 30, 2002, the Company recorded $2.6 million of impairment related delayed or discontinued developments and financing transactions, as discussed below.

The Company has two parcels of land upon which senior living communities were to be expanded. Each project was in the early stage of development, with activity in process consisting primarily of zoning permits, completing architectural drawings and site testing. To date, each of these projects has been subject to various delays. During the third quarter of 2002, the Company further delayed the development and completion of each of these projects. As a result of these additional delays related to the various projects and the completion of the Refinancing Plan, the Company has recorded a charge of approximately $2.0 million during the quarter ended September 30, 2002, related to various development costs previously incurred on these two projects, resulting in a reduction in their net carrying value from $10.6 million to $8.6 million. The two land parcels are classified as assets held for sale at September 30, 2002.

In late August 2002, the Company determined that assets acquired in 2001 as part of a like-kind exchange, specifically land in Virginia and land and buildings associated with the equity interests in a single member limited liability company that the Company acquired during 2001, would be placed for sale. The value of the land and buildings as of September 30, 2002, net of accumulated depreciation, is $28.0 million. As of September 30, 2002, the Company has a $12.0 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly, and a maturity date of January 2024 and a $15.1 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005, respectively, related to these assets. The Company acquired the various land parcels subject to lease agreements that provide annual rental payments of $980,000 through February 23, 2023 and $1.3 million through March 7, 2022, respectively. These assets and liabilities were classified as held for sale as of September 30, 2002. The Company has evaluated the estimated sales prices of the land parcels and buildings for impairment and recorded $537,000 of impairment during the quarter ended September 30, 2002. The Company will continue to evaluate the land parcels and buildings for impairment. The results of operations for these assets and liabilities classified as held for sale for both the current year and comparative prior periods have not been reclassified to discontinued operations within the accompanying condensed consolidated financial statements based on the overall insignificance of these results to the Company.

6.       DISCONTINUED OPERATIONS

During the quarter ended September 30, 2002, the Company determined that assets acquired through the termination of a synthetic lease on a Free-standing AL would be held for sale. The Company expects to sell the community for $9.5 million. As part of the sales agreement, the Company will pay off its related mortgage debt. Based upon this purchase price, the Company has recorded $5.9 million of impairment as discontinued operations during the quarter ended September 30, 2002 and classified the assets and liabilities as held for sale. The results of operations for these assets and liabilities classified as held for sale for both the current year and comparative prior periods have not been reclassified to discontinued operations within the accompanying condensed consolidated financial statements based on the overall insignificance of these results to the Company.

7.       SEGMENT INFORMATION

The Company has significant operations principally in two industry segments: (1) Retirement Centers and (2) Free-standing ALs. Retirement Centers represent 31 of the Company's senior living communities and provide a continuum of care services such as independent living, assisted living and skilled nursing care. Free-standing ALs represent 34 of the Company's senior living communities and primarily provide assisted living and specialized care such as Alzheimer's and memory enhancement programs in Free-standing ALs averaging approximately 90 units.

The Company evaluates its performance in part based upon EBITDAR, which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and charges related to asset impairments, equity in losses of managed special purpose entity communities, other income (expense), minority interest, and extraordinary items. The following is a summary of total revenues, EBITDAR, operating (loss) income and total assets by segment for the three and nine months ended September 30, 2002 and 2001 (in thousands).(1)(2)(3)

THREE MONTHS ENDED
                                        SEPTEMBER 30          SEPTEMBER 30             $                      %
                                            2002                  2001               CHANGE                CHANGE
                                        ------------          -----------           --------              -------

Revenues:
      Retirement Centers                  $ 63,390             $ 54,893             $  8,497                15.48%

      Free-standing ALs                     20,526                9,927               10,599               106.77%

      Corporate/Other                        1,630                2,627                 (997)              (37.95%)
                                          --------             --------             --------              -------

           Total                          $ 85,546               67,447             $ 18,099                26.83%
                                          ========             ========             ========              =======

EBITDAR                                   $ 14,142             $ 13,123             $  1,019                 7.77%

Net Operating Income (Loss):
      Retirement Centers                  $ 20,392             $ 18,309             $  2,083                11.38%

      Free-standing ALs                      2,379                 (158)               2,537              1605.70%

      Corporate/Other(3)                   (11,140)              (5,028)              (6,122)             (121.56%)
                                          --------             --------             --------              -------
          Net Operating Income            $ 11,631             $ 13,123             $ (1,492)              (11.37%)

Lease expense (4)                           11,168                7,217                3,951                54.75%
Depreciation and Amortization (5)            5,418                5,332                   86                 1.61%
                                          --------             --------             --------              -------
           Operating income               $ (4,955)            $    574             $ (5,529)             (963.24%)
                                          ========             ========             ========              =======


NINE MONTHS ENDED
                                           SEPTEMBER 30           SEPTEMBER 30              $                    %
                                               2002                   2001                CHANGE              CHANGE
                                           ------------           -----------            --------             -------

Revenues:
      Retirement Centers                     $ 182,883             $ 160,642             $ 22,241               13.85%

      Free-standing ALs                         57,073                26,255               30,818              117.38%

      Corporate/Other                            5,002                 7,701               (2,699)             (35.05%)
                                             ---------             ---------             --------             -------
           Total                             $ 244,958             $ 194,598             $ 50,360               25.88%
                                             =========             =========             ========             =======

EBITDAR                                      $  45,456             $  39,719             $  5,737               14.44%

Net Operating Income (Loss):
      Retirement Centers                     $  61,576             $  56,636             $  4,940                8.72%

      Free-standing ALs                          4,993                (1,120)               6,113              545.80%

      Corporate/Other(3)                       (23,674)              (15,797)              (7,877)             (49.87%)
                                             ---------             ---------             --------             -------
          Net Operating Income               $  42,895             $  39,719             $ (3,176)              (8.00%)

Lease expense (4)                               62,231                20,668               41,563              201.10%
Depreciation and Amortization (5)               26,066                15,619               10,447               66.89%
                                             ---------             ---------             --------             -------
           Operating income                  $ (45,402)            $   3,432             $(48,834)           (1422.90%)
                                             =========             =========             ========             =======

                                   SEPTEMBER 30        DECEMBER 31,            $                  %
                                      2002                2001              CHANGE              CHANGE
                                   ------------        ------------         --------            -----

Total Assets:
      Retirement Centers            $546,908            $509,732            $ 37,176             7.29%

      Free-standing ALs              217,594             241,069             (23,475)            (9.74%)

      Corporate/Other                 95,684              99,390              (3,706)            (3.73%)
                                    --------            --------            --------             ----
           Total                    $860,186            $850,191            $  9,995             1.18%
                                    ========            ========            ========             ====

(1) Segment data does not include any inter-segment transactions or allocated costs.

(2) EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, asset impairments, equity in losses of communities that are managed by the Company and owned by special purpose entities, other income (expense), minority interest, and extraordinary items. While EBITDAR is not GAAP measurements, the Company believes it is relevant in analyzing its operating results.

(3) Corporate/other revenues represent the Company's development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs. Increases in Corporate/Other expenses result from increases in insurance related accruals, including self-insured employee medical coverage, general and professional liability claims, workers' compensation costs, as well as substantial costs related to the Refinancing Plan.

(4) Includes $600,000 and $30.8 million of additional lease expense for the three and nine months ended September 30, 2002 as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

(5) Includes $8.8 million of additional amortization expense for the nine months ended September 30, 2002 as a result of sale lease-back transactions. There was no additional amortization expense related to sale lease-back transactions for the three months ended September 30, 2002. See note 4 to the condensed consolidated financial statements.

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

Insurance

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. As a result, the Company has significantly increased the staff and resources involved in quality assurance, compliance, and risk management. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general and professional liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance have risen substantially in recent years.

The Company renewed its liability policy effective January 1, 2002, expiring December 31, 2002, paying increased premiums and continuing the high deductible levels (ranging from $200,000 to $3,000,000). The Company also has underlying and umbrella excess liability protection policies in the amount of up to $25.0 million in the aggregate. During the nine months ended September 30, 2002, the Company paid $385,000 of property, liability, and professional medical malpractice insurance claims. Additionally, the Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2002 of $4.8 million, which management believes are adequate.

The Company has operated under a workers' compensation self-insurance program with excess loss coverage provided by third party carriers since July 1995. During July 2002, the Company renewed its self-insurance for workers' compensation claims with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company currently provides letters of credit in the aggregate amount of $4.1 million related to this program, which is reflected as assets limited as to use on the balance sheet. The Company utilizes a third party administrator to process and pay filed claims. During the nine months ended September 30, 2002, the

Company has paid $2.1 million of workers' compensation claims. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2002 of $3.6 million, which management believes are adequate.

On January 1, 2002, the Company became self-insured for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.7 million for aggregate calendar 2002 claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. During the nine months ended September 30, 2002, the Company has paid $7.2 million of employee medical insurance claims. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2002 of $2.9 million, which management believes are adequate.

Leases

As of September 30, 2002, the Company operated 35 of its senior living communities under long-term leases. Of the 35 communities, 16 are operated under a master lease agreement, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under a ground lease for a senior living community purchased during 2001. The remaining base lease terms vary from five to 22 years. Certain of the leases provide for renewal and purchase options.

Synthetic Leases

At September 30, 2002, the Company operated a single Free-standing AL under a lease which is treated as an operating lease for financial reporting purposes and a financing lease for income tax purposes (synthetic lease). As of September 30, 2002, the Company had approximately $8.7 million of assets related to the community being operated under a synthetic lease (including $5.4 million of security deposits and $3.3 million of land). The Company did not guarantee the $3.3 million of third party lessor debt associated with the community. This lease provides the Company with termination rights whereby the Company can terminate the lease and acquire the property at predetermined amounts in exchange for assuming the lessors' debt and repaying the lessors' equity. Effective November 1, 2002, the Company terminated its final synthetic lease and became the owner of the community for financial reporting purposes. As a result, the Company's property, plant and equipment will increase by $8.7 million and debt will increase $3.3 million. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. See notes 4 and 10.

Other

A portion of the Company's skilled nursing revenues are attributable to reimbursements under Medicare. Certain temporary rate add-ons for the Company's skilled nursing reimbursement rates under the Prospective Payment System expired October 1, 2002. It is uncertain at this time whether any extension of these add-ons or some portion of the add-on reimbursement rates will be approved by Congress. Failure to extend the current rate add-ons will negatively impact future revenues of the Company, beginning with the fourth quarter of calendar 2002, by approximately $400,000 per quarter. In addition, certain per person annual limits on therapy services, which have been temporarily suspended, will become effective again on January 1, 2003, unless Congress takes additional action before that date. Such limits are not expected to have a significant impact on the Company.

9.       NEW ACCOUNTING PRONOUNCEMENTS

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). The standard replaces Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2001, the EITF reached a consensus on Issue 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of Pocket' Expenses Incurred" ("EITF 01-14"), which became effective on January 1, 2002. Under EITF 01-14, certain reimbursements received for out-of-pocket expenses incurred as part of its management agreements should be characterized as revenue and the associated costs be included as operating expenses in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The Company typically incurs various expenses which may include payroll, insurance and benefit related cost and other management related costs in association with its managed communities. Such costs are billed to and reimbursed by the owners of the respective communities. The Company implemented EITF 01-14 during the quarter ended June 30, 2002 and as required, has also reclassified comparative prior period financial information. The implementation of EITF 01-14 resulted only in the equal gross up of revenues and expenses and did not have any impact on the net loss in any reported period. The effect of the adoption of EITF 01-14 by the Company was to increase total revenues and total operating expenses by $1.2 million and $1.4 million and $3.8 million and $4.8 million for the three and nine months ended September 30, 2002 and 2001, respectively.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of September 30, 2002, the Company had $36.5 million of goodwill. Amortization expense related to goodwill was approximately $757,000 for the nine months ended September 30, 2001, or $0.04 per dilutive share. The Company adopted SFAS No. 142 on January 1, 2002. Accordingly, effective January 1, 2002, the Company no longer amortizes goodwill. Goodwill amortization expense for the three and nine months ended September 30, 2001 was $252,000 and $757,000, respectively. Goodwill amortization expense was $0, $486,000 and $1.0 million for the years ended 1997, 1998, and 1999 through 2001, respectively. Basic and diluted earnings per share, excluding the impact of prior periods' goodwill amortization expense, are as follows:

                                                                                                             Three        Nine
                                                                       Year Ended December 31,               -----        -----
                                                              ----------------------------------------          Months Ended
                                                              1997    1998     1999      2000      2001      September 30, 2001
                                                              ----    ----     ----      ----      ----      ------------------

Basic earnings (loss) per share from continuing
     operations before extraordinary item and
     cumulative effect of change accounting principle                 $0.71    $0.18    $(0.28)   $(1.97)    $(0.24)    $(0.63)
Basic earnings per share                                              $0.53    $0.18    $(0.28)   $(1.97)    $(0.24)    $(0.65)
Pro forma basic earnings per share before
     extraordinary item available for distribution
     to partners and shareholders                            $0.36
Diluted earnings (loss) per share from continuing
     operations before extraordinary item and
     cumulative effect of change in accounting principle              $0.70    $0.18    $(0.28)   $(1.97)    $(0.24)    $(0.63)
Diluted earnings per share                                            $0.53    $0.18    $(0.28)   $(1.97)    $(0.24)    $(0.65)
Pro forma diluted earnings per share before
     extraordinary item available for distribution
     to partners and shareholders                            $0.35

With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. As of September 30, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers retirement centers and Free-standing AL's as its reporting units. All recorded goodwill as of the date of adoption was attributable to the retirement centers reporting unit. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company has completed step one and determined that the fair value of its reporting units exceeded the net book value, thus indicating goodwill is not impaired. Accordingly, the Company has not performed the second step. The required annual impairment assessment will be performed during the fourth quarter of 2002.

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

10.       SUBSEQUENT EVENTS

On November 1, 2002 the Company sold for $8.9 million a Free-standing AL in Tennessee. The Company used a portion of the sales proceeds to repay debt associated with the property. The Company contemporaneously leased this property back from the buyer. The Company also entered into a contingent earn-out agreement with respect to this community pursuant to which the Company may receive up to $1.8 million, depending upon the future performance of the community. For financial reporting purposes, this transaction was recorded as a financing transaction, resulting in the recording of $10.1 million of future lease obligations as debt.

Effective November 1, 2002 the Company terminated its final remaining synthetic lease on a Free-standing AL community in Florida and the Company became the owner of the community for financial reporting purposes. The Company did not incur any cash costs in connection with the termination other than transaction costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

American Retirement Corporation is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The range of the Company's services include independent living ("IL"), assisted living ("AL"), memory enhancement services, with special programs and living units for residents with Alzheimer's and other forms of dementia ("ME") and skilled nursing ("SNF") services. The Company's operations are divided into two segments: (1) Retirement Centers and (2) Free-standing assisted living residences ("Free-standing AL's").

The Retirement Centers are well-established communities with strong reputations within their respective markets, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Retirement Centers are of two basic types: (i) continuing care retirement communities ("CCRC's") that provide a full continuum of IL, AL, and SNF services; and (ii) congregate living communities which offer IL and AL, but do not provide SNF services. The majority of the Company's Retirement Centers operate under a monthly service fee pricing structure (the "MSF Retirement Centers".) In addition, six of the Company's CCRC's are entrance fee communities (the "EF Communities"), which provide housing and health care services through limited lifecare contracts and entrance fee agreements with residents. Under these agreements, in addition to monthly service fees, at initial occupancy the residents also pay entrance fees that average approximately $158,000 per independent living unit.

The Company's Retirement Centers form the core segment of the Company's business and comprise 31 of the 65 communities that the Company operates or manages, with approximately 9,700 units, representing approximately 75% of the total unit capacity of the Company's communities (including Freedom Square, a 736 unit EF Community that the Company operates under a long-term management contract that functions economically like a lease). At both September 30, 2002 and 2001, the Company's Retirement Centers had occupancy rates of 93%.

The Company's Free-standing ALs provide specialized assisted living care to residents in a comfortable residential atmosphere. Free-standing ALs are much smaller than Retirement Centers and are stand-alone communities that are not located on a Retirement Center campus. Due to their smaller size, they provide a very personal interaction with the resident and their family. They provide personalized care plans for each resident, extensive activity programs, and access to therapy or other services as needed. Most of the Free-standing ALs also provide specialized care such as alzheimer's, memory enhancement and other dementia programs. The Company's portfolio of Free-standing AL's is currently in the process of completing its fill-up stage, and the average occupancy of its Free-standing AL's increased from 62.0% as of September 30, 2001 to 79.5% as of September 30, 2002.

The Company developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. Although the Company ceased to initiate new development of Free-standing ALs as of late 1999, it completed a number of AL's that were already in development and opened them during 2000 and early 2001. The Company's community operating results include Free-standing ALs that the Company owns or leases, excluding two joint ventures. The number of Free-standing ALs included in the Company's consolidated operations grew from 23 at September 30, 2001 to 34 at September 30, 2002 as a result of acquisitions of Free-standing ALs and leasehold interests of various communities that were managed by the Company and owned by special purpose entities ("Managed SPE Communities"), including leasehold interests in 11 Managed SPE Communities acquired as of December 31, 2001.

The tables below segregate the Company's portfolio of communities by business segment, listing the number of communities owned, leased or managed within each segment, and the unit capacity and occupancy as of September 30, 2002 and December 31, 2001.

                                                         SEPTEMBER 30, 2002
                       ---------------------------------------------------------------------------------------

                            # OF            IL         AL         ME         SNF        TOTAL
                        COMMUNITIES       UNITS      UNITS       UNITS      UNITS       UNITS      OCCUPANCY
                       ---------------    -------    -------    --------   --------    --------    -----------
Retirement Centers:
      Owned                  11            2,430        416          99        476       3,421       93.9%
      Leased                 14            2,881        568          96        655       4,200       94.9%
      Managed                 6            1,298        285         156        362       2,101       89.5%
                             --            -----      -----         ---      -----       -----       -----
         Sub-total           31            6,609      1,269         351      1,493       9,722       93.4%
                             --            -----      -----         ---      -----       -----       -----

Free-standing ALs:
      Owned                  13               76        876         273          -       1,225       71.6%
      Leased                 21               15      1,494         351         90       1,950       84.5%
      Managed                -                 -          -           -          -           -         -
                             --            -----      -----         ---      -----       -----       -----
         Sub-total           34               91      2,370         624         90       3,175       79.5%
                             --            -----      -----         ---      -----       -----       -----
Total                        65            6,700      3,639         975      1,583      12,897       90.0%
                             ==            =====      =====         ===      =====      ======       ====


                                                         DECEMBER 31, 2001
                       ---------------------------------------------------------------------------------------

                            # OF            IL         AL         ME         SNF        TOTAL
                        COMMUNITIES       UNITS      UNITS       UNITS      UNITS       UNITS      OCCUPANCY
                       ---------------    -------    -------    --------   --------    --------    -----------
Retirement Centers:
      Owned                  16            3,157        621         119        656       4,553       93.7%
      Leased                 8             1,801        358          38        316       2,513       94.9%
      Managed                7             1,529        295         194        524       2,542       89.8%
                             --            -----      -----         ---      -----       -----       -----
         Sub-total           31            6,487      1,274         351      1,496       9,608       93.0%
                             --            -----      -----         ---      -----       -----       -----

Free-standing ALs:
      Owned                  8                41        469         170          -         680       59.9%
      Leased                 25               57      1,838         421         90       2,406       66.1%
      Managed                1                 -         57          25          -          82       82.9%
                             --            -----      -----         ---      -----       -----       -----
         Sub-total           34               98      2,364         616         90       3,168       65.2%
                             --            -----      -----         ---      -----       -----       -----
Total                        65            6,585      3,638         967      1,586      12,776       86.1%
                             ==           ======      =====         ===      =====      ======       =====

Total resident capacity, which includes an estimate of double occupancy within a single unit, typically by married couples in independent living units, was approximately 14,500 at September 30, 2002 (11,300 in Retirement Centers and 3,200 in Free-standing ALs), and approximately 14,300 as of December 31, 2001 (11,100 in Retirement Centers and 3,200 in Free-standing ALs).

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company's financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of the Company's financial statements are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's consolidated financial statements and the notes thereto.

STRATEGY

The Company acquired most of its MSF Retirement Centers between 1990 and 1996. The Company was able to acquire many of these at below historical cost because they had not met the initial development projections of their respective developers. The Company's MSF Retirement Centers now sustain an aggregate occupancy level of 94.8%. The Company also acquired its EF Communities, all of which were developed by Freedom Group, Inc., which the Company acquired in July 1998. The Company developed the majority of its Free-standing AL's, most of which were opened between 1999 and 2000. The Company incurred approximately $360 million of costs in the development and/or acquisition of its Free-standing AL business segment, a significant portion of which was financed by the proceeds of short term construction debt and by the proceeds of the 1997 issuance of $138 million of subordinated bonds (the Old Debentures - see Note 2 to the condensed consolidated financial statements) that were due in October 2002. The Company developed and acquired its portfolio of Free-standing AL's at a time in which the assisted living industry was experiencing a building boom that resulted in significant overcapacity. Consequently, its Free-standing AL's have not achieved aggregate stabilized occupancy as quickly as anticipated, and the Company entered the year 2002 with approximately $371.7 million of current debt maturities at a time when its Free-standing AL's were not yet operating at levels originally anticipated by the Company.

The Company responded to the large amount of debt maturing in 2002 by developing and executing the Refinancing Plan (see Note 2 to the condensed consolidated financial statements). The plan consisted of a series of refinancings and sale-leasebacks of both Retirement Centers and Free-standing AL's. As a result of completing the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later, and is now devoting its full attention to increasing the operating cash flow of its two business segments. The Company's strategies for improving its operating cash flow include the following steps:

Retirement Center Occupancy and Margin Increases:
The Company's Retirement Centers, which represent approximately 75% of its total unit capacity, are well-established communities with strong reputations within their respective markets. They generally sustain high occupancy levels and most maintain waiting lists of prospective residents. At both September 30, 2002 and 2001, the Company's Retirement Centers had occupancy rates of 93%. Over one-half of the Retirement Centers currently have occupancies that are in excess of 96%, and the company believes that it will be able to increase the occupancy levels of the remaining Retirement Centers above that level as well. Therefore, despite the current high level of Retirement Center occupancy, the Company expects to achieve improved operating results from its Retirement Centers through incremental occupancy increases, control of operating expenses, and increased revenues from ancillary services (such as therapy) and selective price increases.

Increased Entrance Fee Sales:
The Company's six EF Communities have 3,188 total units, of which 2,074 are independent living. Based upon current entrance fee prices, the estimated sales price for these 2,074 units (including both occupied and vacant units) is approximately $330 million. The current aggregate occupancy of the EF Communities is 90.5%, and the 174 independent living apartments available for sale at September 30, 2002 represent approximately $27.0 million of the total $330 million, based upon current entrance fee prices. The entrance fee paid by residents who enter EF Communities represents a significant financial investment. Accordingly, the events of September 11, 2001 and the declining stock market have had a more pronounced, negative effect on the marketing of the Company's EF Communities than on its MSF Retirement Centers. Furthermore, the Company's significant debt obligations maturing in 2002 had a more negative impact on the marketing of the EF Communities during 2001 and 2002 than on the marketing of the MSF Retirement Centers. With the completion of the Refinancing Plan, the Company anticipates significant progress in the marketing of its entrance fee apartments, resulting in higher cash flows from entrance fee sales.

Increased Cash Flow from Maturing EF Communities:
The majority of the Company's six EF Communities were opened in the early 1990's. As entrance fee communities mature, the annual turnover of residents increases, typically at a rate of approximately 1% per year, until turnover stabilizes at a rate of approximately 12-15% per year. As a resident of an entrance fee community vacates his or her independent apartment, (often to move to AL or SNF), the community re-sells the apartment to a new resident. When the former resident leaves the community, he or she (or their estate) receives a refund which is typically a percentage of the initial entrance fee that he or she paid. Consequently, the turnover of residents results in new entrance fee sales and partial entrance fee refunds. As the Company's EF communities mature, resident turnover increases and this turnover produces an increasing stream of cash flow generated by the sale and refund of entrance fees.

In addition, there typically is a gap between the monthly service fee billing rates paid by a current resident and the current market rate payable by a new resident. As new residents enter the Retirement Centers at current market rates, replacing former residents at lower billing rates, the Company is able to generate additional revenues, even at the same level of occupancy. This phenomenon is more pronounced at the Company's six EF Communities than it is at the MSF Retirement Centers, and represents a significant source of improved economics as the Company's EF Communities continue to mature and reach stabilized levels of resident turnover.

Improved Results from Free-standing ALs:
The Company's Free-standing AL's, which represent approximately 25% of the Company's total unit capacity, are in the latter stages of fill-up. The Free-standing AL marketplace continues to suffer from adverse market conditions primarily related to overcapacity and lack of product familiarity. These conditions have contributed to longer than anticipated fill-up periods, price discounting and competition for experienced staff. The Company's Free-standing ALs are experiencing steady occupancy gains having increased from an aggregate occupancy of 65.2% at December 31, 2001 to 79.5% as of September 30, 2002. The early stages of fill-up for any Free-standing AL produce operating losses as a result of high fixed costs and limited revenues associated with low levels of occupancy. At occupancy levels between 70-80% the Company's Free-standing ALs incur all of the fixed and most of the variable costs required to operate at full occupancy. Therefore, as occupancy moves from 80% to 90% or better, the Company expects its operating margins to improve significantly. Furthermore, there has been a substantial reduction in new freestanding AL development over the last few years, and as product familiarity and market demand come back into balance with supply, the Company expects that price discounting will be a less significant factor in the economics of assisted living. Accordingly, the Company expects its future Free-standing AL operating margins to benefit from higher occupancy, lower marketing costs associated with stabilized census, the expiration of existing incentive pricing arrangements, and higher pricing generally.

Because of the effects of price discounting in the current assisted living marketplace, the process of achieving an optimal operating margin is often two-stage. A Free-standing AL completes the first stage when it attains and maintains an occupancy level of 90% or better. The second stage in the process entails increasing selling prices to new residents so that over a 1 to 3 year period, discounted rates are replaced undiscounted rates.

Control of Operating Expenses:
The Company has focused on reducing certain costs, such as contract labor, and control of its insurance and liability costs, through extensive quality assurance and risk management efforts. In addition, the Company will be carefully reviewing its overhead and administrative costs for savings opportunities.

SEGMENT RESULTS

The Company evaluates its performance in part based upon EBITDAR, which it defines as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and other charges related to asset impairments, equity in losses of managed special purpose entity communities, other income (expense), minority interest, and extraordinary items. As a result of increased occupancy, the Company's Free-standing ALs generated positive quarterly community EBITDAR since the fourth quarter of 2001. On an operating income basis, however, they are still generating losses after interest, lease, amortization and depreciation expense.

The following is a summary of total revenues, EBITDAR operating income (loss), and total assets by segment for the three and nine months ended September 30, 2002 and 2001 (in thousands).(1)(2)(3)

              THREE MONTHS ENDED

                                               SEPTEMBER 30    SEPTEMBER 30          $           %
                                                   2002            2001           CHANGE       CHANGE
                                                   ----            ----           -------      ------
             Revenues:
                   Retirement Centers             $   63,390     $    54,893      $   8,497     15.48%
                   Free-standing ALs                  20,526           9,927         10,599    106.77%
                   Corporate/Other                     1,630           2,627           (997)   (37.95)%
                                                  ----------     -----------      ---------   -------
                        Total                     $   85,546          67,447      $  18,099     26.83%
                                                  ==========     ===========      =========   =======
             EBITDAR                              $   14,142     $    13,123      $   1,019      7.77%

             Net Operating (Loss) Income:
                   Retirement Centers             $   20,392     $    18,309      $   2,083      11.38%
                   Free-standing ALs                   2,379            (158)         2,537    1605.70%
                   Corporate/Other(3)                (11,140)         (5,028)        (6,112)   (121.56)%
                                                  ----------     -----------      ---------   --------
                       Net Operating Income       $   11,631     $    13,123       $ (1,492)    (11.37)%
             Lease expense (4)                        11,168           7,217          3,951      54.75%
             Depreciation and Amortization(5)          5,418           5,332             86       1.61%
                                                  ----------     -----------      ---------   ---------
                       Operating (loss) income   $   (4,955)     $       574      $  (5,529)   (963.24)%
                                                  ==========     ===========      =========   =========


              NINE MONTHS ENDED

                                                 SEPTEMBER 30    SEPTEMBER 30          $             %
                                                     2002            2001           CHANGE        CHANGE
                                                 ------------    ------------      ---------      -------
             Revenues:
                   Retirement Centers             $  182,883     $   160,642      $  22,241        13.85%
                   Free-standing ALs                  57,073          26,255         30,818       117.38%
                   Corporate/Other                     5,002           7,701         (2,699)      (35.05)%
                                                 ------------    ------------     ---------     ---------
                        Total                     $  244,958     $   194,598      $  50,360        25.88%
                                                 ===========     ===========      =========     =========

             EBITDAR                              $   45,456     $    39,719       $  5,737        14.44%

             Net Operating (Loss) Income:
                   Retirement Centers             $   61,576     $    56,636      $   4,940         8.72%
                   Free-standing ALs                   4,993          (1,120)         6,113       545.80%
                   Corporate/Other(3)                (23,674)        (15,797)        (7,877)      (49.87)%
                                                 ------------    ------------     ---------     ---------
                       Net Operating Income       $   42,895     $   39,719      $    3,176          8.00%


             Lease expense (4)                        62,231          20,668         41,563       201.10%
             Depreciation and Amortization
             (5)                                      26,066          15,619         10,447        66.89%
                                                 ------------    ------------     ---------     ---------
                        Operating (loss) income   $  (45,402)    $     3,432      $ (48,834)    (1422.90%)
                                                 ===========     ===========      =========     =========


              TOTAL ASSETS

                                               SEPTEMBER 30    DECEMBER 31,        $             %
                                                   2002            2001          CHANGE       CHANGE
                                               ------------    ------------     --------      -------
         Total Assets:
               Retirement Centers                $546,908        509,732        $ 37,176         7.30%
               Free-standing ALs                  217,594        241,069         (23,475)        (9.74%)
               Corporate/Other                     95,684         99,390          (3,706)        (3.73%)
                                                 --------        -------        --------         ----
                    Total                        $860,186        850,191        $  9,995         1.18%
                                                 ========        =======        ========         ====

              UNIT OCCUPANCY

                                               SEPTEMBER 30    DECEMBER 31,        %
                                                   2002            2001         CHANGE
                                               ------------    ------------     ------
             Resident Unit Occupancy:
                   Retirement Centers              93.4%          93.0%           0.4%
                   Free-standing ALs               79.5%          65.2%          14.3%
                                                   ----           ----           ----
                        Total                      90.0%          86.1%           3.9%
                                                   ====           ====           ====

(1) Segment data does not include any inter-segment transactions or allocated costs.
(2) EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, asset impairments, equity in losses of communities that are managed by the Company and owned by special purpose entities, other income (expense), minority interest, and extraordinary items. While EBITDAR is not a GAAP measurements, the Company believes they are relevant in analyzing its
         operating results. (3)      Corporate/other revenues represent the
         Company's development and management fee revenues. Corporate/Other NOI includes operating expenses related to corporate operations, including human resources, financial services, and information systems, as well as senior living network and assisted living management costs. Increases in

         Corporate/Other expenses result from increases in insurance related accruals, including self-insured employee medical coverage, general and professional liability claims, workers' compensation costs, as well as substantial costs related to the Refinancing Plan.

(4) Includes $600,000 and $30.8 million of additional lease expense for the three and nine months ended September 30, 2002 as a result of sale lease-back transactions. See note 4 to the condensed consolidated financial statements.

(5) Includes $8.8 million of additional amortization expense for the nine months ended September 30, 2002 as a result of sale lease-back transactions. There was no additional amortization expense related to sale lease-back transactions for the three months ended September 30, 2002. See note 4 to the condensed consolidated financial statements.

The Company has expensed approximately $49.9 million in losses in the last 12 months related to 11 of the 16 sale-leaseback transactions completed pursuant to the Refinancing Plan. These losses are a result of the Company entering long-term leases on pre-stabilized Free-standing ALs that have lease bases that are at below the historical cost of development or acquisition of the subject community. The Company has recorded deferred gains of $17.0 million on the 5 of 16 sale-leaseback transactions, which is being amortized over the 15 year term of the lease, increasing the Company's deferred gain on sale lease-back transactions to $28.3 million. The positive aspect of these transactions is that the subsequent lease payments are calculated using these lower lease bases. This results in a significant opportunity to generate cash flow in excess of the lease payments once the communities reach economic stability. Moreover, several of the sale-leaseback transactions include earn-out provisions whereby the Company may obtain additional cash proceeds in the amount of up to $14.0 million between June 2003 and May 2005, contingent upon the economic performance of the sale-leaseback communities. Furthermore, two of the Retirement Center sale-leaseback transactions include purchase options that allow the company to re-acquire the assets for a fixed return contingent upon the economic performance of other assets that were sold and leased back contemporaneously.

PRO FORMA SEGMENT RESULTS:

The following table presents, on a pro forma basis, quarterly community results on a segment basis for each of the Company's last seven fiscal quarters (2002 and 2001), assuming that all communities currently owned or leased were consolidated for the entire period. The operating results for 25 Retirement Centers and 32 Free-standing ALs owned or leased as of September 30, 2002, are included for all quarters shown. This information is presented in order to show the historical results of the communities that currently make up each segment (many of which were not consolidated in some or all quarters shown). Communities managed as of September 30, 2002, communities sold during these periods which were not subsequently leased-back, and unconsolidated joint ventures are excluded from all quarters shown. While this pro forma information is not presented in accordance with accounting principles generally accepted in the United States of America, the Company believes such information is useful in evaluating the Company's performance. The pro forma results of any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. All dollar amounts are in thousands.

Retirement Centers:


                                2001 Quarter Ended                                     2002 Quarter Ended
                       -------------------------------------     Year Ended      -------------------------------
                       March 31  June 30   Sept 30    Dec 31    Dec 31, 2001     March 31    June 30     Sept 30
---------------------------------------------------------------------------------------------------------------
Revenues                $55,692  $58,205   $58,696    $59,536      $232,129     $61,761    $61,877     $63,390
---------------------------------------------------------------------------------------------------------------
EBITDAR                  18,864   19,818    18,743     19,371        76,796      21,576     20,473      20,392
---------------------------------------------------------------------------------------------------------------
Operating Margin          33.9%    34.0%     31.9%      32.5%         33.1%       34.9%      33.1%       32.2%
---------------------------------------------------------------------------------------------------------------
Ending Unit
Occupancy                 93.2%    92.8%     93.3%      93.4%         93.4%       93.3%      93.2%       94.5%
---------------------------------------------------------------------------------------------------------------
Monthly Revenue          $2,626  $ 2,740   $ 2,747    $ 2,787        $2,717      $2,904    $ 2,907      $2,935
per Occupied Unit
---------------------------------------------------------------------------------------------------------------

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

The Company's six EF Communities provide housing and health care services through limited lifecare contracts and entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into a limited lifecare contract. The Company recognizes revenue by recording the nonrefundable portion of the residents' entrance fee as amortization of deferred entrance fee revenue using the straight-line method over the actuarial determined remaining life expectancy of each resident or couple. The EF Communities represent 24.7% of the Retirement Center unit capacity and 21.9%, 24.5%, and 16.9% of Retirement Center revenues, operating expense and EBITDAR, for the nine months ended September 30, 2002, respectively. Continued increases in occupancy at these EF Communities represent a key component of the Company's strategy of improving operating and profit margins, as well as cash flows. The Company believes that the level of entry fee sales in these communities has been diminished by the recent uncertainty surrounding the Refinancing Plan. With the completion of the Refinancing Plan, the Company believes it can reduce the vacant units (174 at September 30, 2002), increasing proceeds from entrance fee sales, net of refunds.

Free-standing ALs:

                                2001 Quarter Ended                                   2002 Quarter Ended
                      ---------------------------------------   Year Ended   ----------------------------------
                      March 31    June 30    Sept 30   Dec 31   Dec 31, 2001    March 31    June 30     Sept 30
---------------------------------------------------------------------------------------------------------------
Revenues               $ 11,927  $13,716  $ 15,160   $ 16,465      $ 57,268    $ 17,637   $ 18,910    $ 20,526
---------------------------------------------------------------------------------------------------------------
EBITDAR                 (1,769)    (473)      (86)        648       (1,680)         949      1,665       2,379
---------------------------------------------------------------------------------------------------------------
Operating Margin         (14.8)%   (3.4)%    (0.6)%      3.9%         (2.9)%        5.4%       8.8%       11.6%
---------------------------------------------------------------------------------------------------------------
Ending Unit
Occupancy                 52.7%    58.1%     62.3%      65.3%         65.3%       69.1%      74.5%       80.1%
---------------------------------------------------------------------------------------------------------------
Monthly Revenue         $ 2,552  $ 2,643   $ 2,712    $ 2,803        $2,437      $2,827     $2,813      $2,835
per Occupied Unit
---------------------------------------------------------------------------------------------------------------

The Company opened substantially all of its Free-standing AL communities between 1999 and 2000. Free-standing ALs average 93 units and provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. Free-standing AL revenues have increased primarily as a result of increased occupancy. Free-standing AL revenues have also increased as a result of selective price increases and growth of ancillary revenues. As the Free-standing AL communities continue to experience improved occupancy, the Company expects community EBITDAR to increase.

SYNTHETIC LEASE COMMUNITIES

As of December 31, 2001, the Company operated 14 of its communities (two Retirement Centers and 12 Free-standing ALs) under a lease which is treated as an operating lease for financing reporting purposes and a financing lease for income tax purposes, commonly referred to as a synthetic lease. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would terminate all synthetic leases during 2002. The Company's synthetic leases were structured such that upon the termination of these synthetic leases, the Company became the owner of each community. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs.

At September 30, 2002, the Company operated only one senior living community under a synthetic lease. As of September 30, 2002, the Company had approximately $8.7 million of assets related to the community being operated under a synthetic lease (including $5.4 million of assets limited as to use and $3.3 million of land). This lease provided the Company with termination rights whereby the Company could terminate the lease and acquire the property at predetermined amounts. Effective November 1, 2002, the Company terminated the synthetic lease and became the owner of the community for financial reporting purposes. The Company did not incur any cash costs in connection with the termination of this synthetic lease other than transaction costs. See notes 4 and 9 to the Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ASSETS - LEASED AND MANAGED COMMUNITIES

The Company previously operated several communities pursuant to synthetic leases and operated certain communities under management agreements with third party SPE owners. In 2001, the Company determined to eliminate its synthetic lease and managed SPE programs in order to simplify its capital structure. Effective November 1, 2002, the Company has acquired all of the operating assets previously subject to synthetic lease arrangements.

As of September 30, 2002, the Company operates 31 Retirement Centers and 34 Free-standing ALs. Of the 31 Retirement Centers, the Company owns 11, operates two pursuant to capital leases (which include purchase options) and 12 pursuant to operating leases. The Company manages six Retirement Centers for third parties and has invested $6.0 million in purchase options for two of the six managed communities. Of the remaining four managed communities, two are cooperatives that are owned by their residents and one is owned by a not-for-profit sponsor. The Company's final management agreement relates to the Freedom Square Retirement Center ("Freedom Square"), which the Company operates pursuant to a long-term management contract. The initial term of the management contract has 16 years remaining, and there is an additional extension term of 20 years, exercisable at the Company's option. Freedom Square is a 736 unit Entrance Fee community and the Company earns a management fee pursuant to the Freedom Square management contract that is equal to all of the cash flow generated by the community that is in excess of its operating costs, capital expenditures, mortgage payment and a stated $3.0 million annual distribution to the owner, which escalates 3% annually. The Company has guaranteed the $17.6 million first mortgage debt secured by the land, buildings and equipment at Freedom Square.

Of the 34 Free-standing ALs operated by the Company as of September 30, 2002, 13 were owned, seven were operated pursuant to capital leases, 13 were operated pursuant to operating leases, and one was operated under a synthetic lease. The Company terminated the synthetic lease effective November 1, 2002 and took ownership of the asset. The two remaining free-standing assisted living residences are owned by joint ventures. ARC owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $12.1 million of first mortgage debt secured by the two joint venture assets.

SALE LEASE-BACK TRANSACTIONS

As a result of the completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses related to 11 of 16 sale lease-back transactions of $30.8 million for the nine months ended September 30, 2002, including $0.6 million during the quarter ended September 30, 2002, $7.0 million during the quarter ended June 30, 2002, and $23.2 million during the quarter ended March 31, 2002. In addition, during 2001, the Company recorded losses of $7.9 million during the quarter ended December 31, 2001 bringing the total loss on the sale lease-back Refinancing Plan transactions to $38.7 million. For financial reporting purposes, these losses are considered residual value guarantee amounts and have been fully recognized as lease expense. The Company does not expect to incur any additional residual value guarantee amounts. In addition, the Company has recorded deferred gains of $17.0 million on the 5 of 16 sale-leaseback transactions, which is being amortized over the 15 year term of the lease, increasing the Company's deferred gain on sale lease-back transactions to $28.3 million. See note 4 to the condensed consolidated financial statements.

In addition, because the Company's sale lease-back transactions resulted in the early termination of certain existing synthetic leases, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million of additional amortization during the quarter ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million, of which $8.8 million was recognized during the nine months ended September 30, 2002.

The Company did not incur any cash costs other than transaction costs in connection with these transactions. Given the long-term nature of the lease-back arrangements, the Company views these transactions as long-term financings. As such, the Company believes that although sale lease-back accounting rules require the recognition of a loss in the amount of the difference between the sales prices and the Company's cost basis in the assets (including the leasehold acquisition costs of its synthetic leases), the Company will continue to derive economic benefits from the assets in the form of future payments under the earn-out provisions in excess of the amounts currently included in the sales price, as well as from any improvement in operating results as the communities increase occupancy and performance. In addition, the $30.8 million and $8.8 million incurred during the nine months ended September 30, 2002 related to sale lease-back losses and leasehold acquisition cost amortization, or $39.6 million, is reflective of non-cash costs which are not indicative of costs going forward and are a significant portion of the current year reduction in equity.

RESULTS OF OPERATIONS

The Company reported a net loss of $22.6 million, or $1.30 loss per diluted share, on total revenues of $85.5 million, as compared with net loss of $4.4 million, or $0.26 loss per diluted share, on revenues of $67.4 million for the three months ended September 30, 2002 and 2001, respectively. The 2002 loss is comprised of $5.9 million of impairment as discontinued operations, $2.5 million of asset impairment charges, $1.9 million of loss on sale of assets, $1.7 million of increased insurance related accruals, and $1.4 million of refinancing costs. The remaining loss relates to operating losses from certain of the Company's Free-standing ALs resulting from the continued fill-up of these communities. The Company reported a net loss of $80.1 million, or $4.63 loss per diluted share, on total revenues of $245.0 million, as compared with a net loss of $11.9 million, or $0.69 loss per diluted share, on revenues of $194.6 million for the nine months ended September 30, 2002 and 2001, respectively. The 2002 loss is comprised of $30.8 million of additional lease expense resulting from losses on certain sale lease-back transactions and accelerated leasehold acquisition cost amortization from these transactions, $8.8 million of accelerated leasehold acquisition cost amortization, $5.9 million of impairment as discontinued operations, $2.6 million of asset impairment, $2.3 million of increased insurance related accruals, $1.9 million of loss on sale of assets, and $1.4 million of refinancing costs. The remaining loss relates to operating losses from certain of the Company's Free-standing ALs resulting from the continued fill-up of these communities. The loss of $4.63 per dilutive share for the nine months ended September 30, 2002 was comprised of a $4.59 loss from continuing operations, plus a $0.04 loss from the extinguishment of debt. See notes 4 and 8 to the Condensed Consolidated Financial Statements.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Total revenues were $85.5 million in the quarter ended September 30, 2002, compared to $67.4 million in the quarter ended September 30, 2001, representing an increase of $18.1 million, or 26.8%. Resident and health care revenues increased by $19.1 million, management services revenue decreased by $800,000, and reimbursement of out-of-pocket expenses decreased $200,000. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $7.1 million as a result of the increase in the number of Free-standing ALs included in the Company's consolidated operations, as well as $2.7 million related to the continued fill-up of these communities,
(b) $3.6 million and $300,000 related to the April, 2002 and July, 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively, (c) an increase of $1.6 million in revenue from therapy services,
(d) $774,000 attributable to increased capacity as a result of Retirement Center expansions and (e) $3.0 million related increased average occupancy and additional entrance fee revenues.

Management and development services revenue and reimbursement of out-of-pocket expenses decreased by $800,000 and $200,000, respectively, and decreased as a percentage of total revenue to 0.5% and 1.4% in the quarter ended September 30, 2002 from 1.8% and 2.1% in the quarter ended September 30, 2001, respectively. The decrease is primarily related to the decreased management fees at certain properties as a result of lower entrance fee sales of units, which reduces the formula-based management fees, as well as the decrease in the number of managed communities from 17 at September 30, 2001 to six at September 30, 2002.

Retirement Center resident and health care revenues were $63.4 million in the quarter ended September 30, 2002, compared to $54.9 million in the quarter ended September 30, 2001, representing an increase of $8.5 million, or 15.5%. This increase resulted primarily from additional revenues as a result of the long-term lease, and consolidation of Freedom Plaza Arizona and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2002. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $9.9 million in the quarter ended September 30, 2001 to $20.5 million in the quarter ended September 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 23 to 34 communities, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $62.5 million in the quarter ended September 30, 2002, as compared to $46.5 million in the quarter ended September 30, 2001, representing an increase of $16.0 million, or 34.5%. The increase in community operating expense was primarily attributable to communities acquired or leased during 2001 and expansions. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 74.5% from 71.8% for the quarters ended September 30, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which are in the fill-up stage. The Company expects community operating expense to begin to decrease below historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 continue the fill-up stage.

Retirement Center operating expenses were $43.0 million in the quarter ended September 30, 2002, compared to $36.6 million in the quarter ended September 30, 2001, representing an increase of $6.4 million, or 17.5%. Approximately $3.3 million and $300,000 of this increase was attributable to the April 1, 2002 and July 1, 2001 long-term lease of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively. In addition, the expansions at several Retirement Centers increased operating expenses by $500,000. Finally, $823,000 of the increase related to expenses associated with the growth of the therapy services program during the quarter ended September 30, 2002. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $10.1 million in the quarter ended September 30, 2001 to $18.1 million in the quarter ended September 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 23 to 34 communities, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $62.5 million in the quarter ended September 30, 2002, as compared to $46.5 million in the quarter ended September 30, 2001, representing an increase of $16.0 million, or 34.5%. The increase in community operating expense was primarily attributable to communities acquired or leased during 2001 and expansions. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 74.5% from 71.8% for the quarters ended September 30, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which are in the fill-up stage. The Company expects community operating expense to begin to decrease below historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 continue the fill-up stage.

Retirement Center operating expenses were $43.0 million in the quarter ended September 30, 2002, compared to $36.6 million in the quarter ended September 30, 2001, representing an increase of $6.4 million, or 17.5%. Approximately $3.3 million and $300,000 of this increase was attributable to the April 1, 2002 and July 1, 2001 long-term lease of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively. In addition, the expansions at several Retirement Centers increased operating expenses by $500,000. Finally, $823,000 of the increase related to expenses associated with the growth of the therapy services program during the quarter ended September 30, 2002. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $10.1 million in the quarter ended September 30, 2001 to $18.1 million in the quarter ended September 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 23 to 34 communities, as well as increased occupancy at these communities.

General and Administrative. General and administrative expense increased to $7.7 million for the quarter ended September 30, 2002, as compared to $6.4 million for the quarter ended September 30, 2001, representing an increase of $1.3 million, or 19.5%. This increase is primarily attributable to additional accruals during the quarter for insurance related accruals amounting to $1.7 million, including self-insured employee medical coverage of $1.4 million, and $475,000 of general and professional liability claims, offset by a reduction of $180,000 in workers' compensation costs. In addition, during the quarter, the Company incurred various costs related to the Refinancing Plan amounting to $1.4 million, including $958,000 of consultant costs and $410,000 of legal costs. The Company does not expect to incur similar costs in the fourth quarter. These increases are offset by costs incurred during the three months ended September 30, 2001, resulting in a $1.5 million reduction in bad debt expense and a $212,000 reduction in severance costs. General and administrative expense as a percentage of total revenues decreased to 9.0% compared to 9.5% for the quarters ended September 30, 2002 and 2001, respectively. The Company anticipates that general and administrative expense as a percentage of total revenues will continue to be at levels less than prior periods.

EBITDAR (Community NOI). EBITDAR increased $1.0 million from $13.1 million in the quarter ended September 30, 2001 to $14.1 million in the quarter ended September 30, 2002 as further described below.

Retirement Center EBITDAR increased $2.1 million, or 11.4%, from $18.3 million for the quarter ended September 30, 2001 to $20.4 million for the quarter ended September 30, 2002. This increase primarily relates to the April 2002 and July 2001 addition of the long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR improved by $2.5 million from a $158,000 loss in the quarter ended September 30, 2001, to $2.4 million of income in the quarter ended September 30, 2002, primarily as a result of increased occupancy at these communities.

Other EBITDAR losses increased $3.6 million to $8.6 million in the quarter ended September 30, 2002 resulting from $2.2 million of additional insurance related accruals (related to self-insured employee medical coverage, general and professional liability claims and workers' compensation), $1.4 million of legal and consulting costs affiliated with the Refinancing Plan, as well as the $800,000 reduction in management services revenue. These increases are offset by the prior period equity in losses of special purpose entities of $1.0 million. The remaining increase relates to additional costs associated with therapy services, marketing and other operating costs.

Lease Expense. As of September 30, 2002, the Company had operating leases for 35 of its communities, including 14 Retirement Centers and 21 Free-standing ALs. Lease expense increased $4.0 million from $7.2 million for the quarter ended September 30, 2001 to $11.2 million for the quarter ended September 30, 2002. Lease expense (excluding synthetic leases) increased to $9.9 million for the quarter ended September 30, 2002, as compared to $4.2 million for the quarter ended September 30, 2001, representing an increase of $5.7 million. This increase was attributable to 12 additional leases entered into by the Company during 2001 and 2002, consisting of five Retirement Center leases which increased lease expense $3.1 million, and the acquisition of leasehold interests in seven Free-standing AL communities, which increased lease expense $1.3 million.

As of September 30, 2002, the Company operated only one of its Free-standing ALs under a synthetic lease structure. Synthetic lease expense decreased to $1.3 million for the quarter ended September 30, 2002, as compared to $3.0 million for the quarter ended September 30, 2001, representing a decrease of $1.7 million. This decrease relates to the Company's decision during the fourth quarter of 2001, that in order to simplify its financial structure, it would terminate all synthetic leases during 2002. Of the total $1.3 million of synthetic lease expense for the quarter ended September 30, 2002, $151,000 related to Retirement Centers and $1.1 million related to Free-standing ALs. Of the total $1.3 million of synthetic lease expense for the quarter ended September 30, 2002, $515,000 resulted from residual value guarantee amounts related to losses on sale-leaseback transactions. Effective November 1, 2002, the Company has terminated all of its synthetic leases.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $0.6 million for the quarter ended September 30, 2002. For financial reporting purposes, these losses are considered residual value guarantee amounts and have been fully recognized as lease expense.

Depreciation and Amortization. Depreciation and amortization expense decreased slightly to $4.9 million in the quarter ended September 30, 2002 from $5.0 million in the quarter ended September 30, 2001, representing a decrease of $56,000, or 1.1%. The decrease was primarily related to the various sale lease-back transactions of communities subsequent to September 30, 2001, offset by the increase in depreciable assets of approximately $77.0 million (note that $70.2 million of this increase relates to the September 30, 2002 termination of a synthetic lease, therefore no depreciation expense on these assets was included during the quarter ended September 30, 2002).

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased $142,000 from $379,000 in the quarter ended September 30, 2001 to $521,000 in the quarter ended September 30, 2002. This increase relates to the acquisition of twelve leasehold interests in Free-standing ALs during 2001.

Asset Impairment. During the quarter ended September 30, 2002, the Company recorded $2.5 million in charges related to delayed or discontinued development and financing transactions. The Company will continue to evaluate these assets for impairment. See note 5 to the Condensed Consolidated Financial Statements.

Other Income (Expense). Interest expense increased to $11.7 million in the quarter ended September 30, 2002 from $9.5 million in the quarter ended September 30, 2001, representing an increase of $2.2 million, or 23.0%. Total indebtedness has increased to $549.2 million from $532.0 million at September 30, 2002 and September 30, 2001, respectively, this increase was primarily attributable to a higher average amount of indebtedness (prior to certain refinancing transactions), during the nine months ended September 30, 2002, as well as higher interest rates. Interest expense, as a percentage of total revenues, decreased to 13.7% for the quarter ended September 30, 2002 from 14.1% in the quarter ended September 30, 2001. As a result of certain financings completed under the Refinancing Plan, the Company expects interest expense to increase, and accordingly, exceed historical levels as a percentage of total revenues. Interest income decreased to $1.0 million in the quarter ended September 30, 2002 from $2.4 million in the quarter ended September 30, 2001, representing a decrease of $1.4 million, or 57.1%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities (representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits) decreased from $1.0 million in the quarter ended September 30, 2001 to $0 in the quarter ended September 30, 2002. The Company had no further Managed SPE Communities after December 31, 2001.

Income Taxes. The provision for income taxes was a $100,000 expense, compared to a $2.3 million benefit for the quarters ended September 30, 2002 and 2001, respectively. The Company has applied a full deferred tax asset valuation allowance related to its available net operating carryforwards.

Discontinued Operations. During the three months ended September 30, 2002, the Company determined that assets acquired through the termination of a synthetic lease on a Free-standing AL would be held for sale. The Company expects to sell the community for $9.5 million. Based upon this purchase price, the Company has recorded $5.9 million of impairment as discontinued operations. The results of operations for both the current year and comparative prior periods have not been reclassified to discontinued operations within the accompanying condensed consolidated financial statements based on the overall insignificance of these results to the Company.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $22.6 million, or $1.30 loss per dilutive share, compared to a net loss of $4.4 million, or $0.26 loss per dilutive share, for the quarters ended September 30, 2002 and 2001, respectively. The $1.30 loss per dilutive share for the three months ended September 30, 2002 was comprised of a $0.96 loss from operations and a $0.34 loss from the Company's discontinued operations related to the impairment of a community held-for-sale. The $1.30 loss and $0.26 loss per dilutive share for the quarters ended September 30, 2002 and 2001, respectively, were entirely comprised of losses from operations.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Total revenues were $245.0 million in the nine months ended September 30, 2002, compared to $194.6 million in the nine months ended September 30, 2001, representing an increase of $50.4 million, or 25.9%. Resident and health care revenues increased by $53.1 million, management and development services revenue decreased by $1.8 million, and reimbursement of out-of-pocket expenses decreased $912,000 during the 2002 period. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $19.7 million as a result of the increase in the number of Free-standing ALs included in the Company's consolidated operations, as well as $9.7 million related to the continued fill-up of these communities, (b) $7.1 million and $3.8 million related to the April 2002 and July 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively, (c) an increase of $8.1 million in revenue from therapy services, and (d) $2.2 million attributable to increased capacity as a result of Retirement Center expansions. These increases are offset by revenue decreases of $2.7 million related to the July 2001 sale of a California Retirement Center. The remaining increase relates primarily to increased average occupancy and additional entrance fee revenues.

Management and development services and reimbursement of out-of-pocket expenses decreased by $1.8 million and $912,000 and decreased as a percentage of total revenue to 0.5% and 1.6% in the nine months ended September 30, 2002, from 1.5% and 2.5% in the nine months ended September 30, 2001. The decrease is primarily related to decreased management fees at certain properties as a result of lower entrance fee sales of units, which reduces the formula-based management fees, as well as the decrease in the number of managed communities from 17 at September 30, 2001 to six at September 30, 2002.

Retirement Center resident and health care revenues were $182.9 million in the nine months ended September 30, 2002, compared to $160.6 million in the nine months ended September 30, 2001, representing an increase of $22.2 million, or 13.8%. This increase resulted primarily from additional revenues as a result of the long-term lease (and the resulting consolidation of revenues) of Freedom Plaza Arizona and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2002. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $26.3 million in the nine months ended September 30, 2001 to $57.1 million in the nine months ended September 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 23 to 34 communities, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $175.5 million in the nine months ended September 30, 2002, as compared to $131.9 million in the nine months ended September 30, 2001, representing an increase of $43.6 million, or 33.1%. The increase in community operating expense was primarily attributable to communities acquired or leased during 2001 and expansions. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 73.2% from 70.6% for the quarters ended September 30, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which are in the fill-up stage. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 continue the fill-up stage.

Retirement Center operating expenses were $121.3 million in the nine months ended September 30, 2002, compared to $104.0 million in the nine months ended September 30, 2001, representing an increase of $17.3 million, or 16.6%. Approximately $6.4 and $3.9 million of this increase was attributable to the April 1, 2002 and July 1, 2001 long-term lease of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively. In addition, the expansion at a Retirement Center increased operating expenses by $1.9 million. Finally, $2.6 million of the increase related to expenses associated with the growth of the therapy services program during the nine months ended September 30, 2002. The remaining increase relates primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $27.4 million in the nine months ended September 30, 2001 to $52.1 million in the nine months ended September 30, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company's consolidated operations from 23 to 34 communities, as well as increased occupancy at these communities.

General and Administrative. General and administrative expense increased to $20.1 million for the nine months ended September 30, 2002, as compared to $18.2 million for the nine months ended September 30, 2001, representing an increase of $1.9 million, or 10.6%. This increase is primarily attributable to additional accruals during the nine months ended September 30, 2002 for insurance related accruals amounting to $2.3 million, including self-insured employee medical coverage of $1.3 million, $477,000 of general and professional liability claims, and $475,000 in workers' compensation costs. Also, during the nine months ended, the Company incurred various costs related to the refinancing plan amounting to $1.4 million, including $963,000 of consultant costs and $460,000 of legal costs. The Company does not expect to incur similar costs in the fourth quarter. Additionally, during the nine months ended September 30, 2002, the Company incurred approximately $411,000 of additional administrative wages resulting from industry staffing and retention pressures. These increases are offset by costs incurred during the nine months ended September 30, 2001, resulting in a $2.1 million reduction in bad debt expense and a $212,000 reduction in severance costs. General and administrative expense as a percentage of total revenues decreased to 8.2% compared to 9.3% for the nine month periods ended September 30, 2002 and 2001, respectively. The Company anticipates that general and administrative expense as a percentage of total revenues will continue to be at levels less than prior periods.

EBITDAR (Community NOI). EBITDAR increased $5.7 million from $39.7 million profit in the nine months ended September 30, 2001 to $45.5 million profit in the nine months ended September 30, 2002 as further described below.

Retirement Center EBITDAR increased $4.9 million, or 8.7%, from $56.6 million for the nine months ended September 30, 2001 to $61.6 million for the nine months ended September 30, 2002. This increase primarily relates to the April 2002 and July 2001 addition of the long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR improved by $6.1 million from a $1.1 million loss in the nine months ended September 30, 2001, to $5.0 million of income in the nine months ended September 30, 2002, primarily as a result of increased occupancy at these communities.

Other EBITDAR losses increased by $5.3 million to $21.1 million in the nine months ended September 30, 2002 resulting from the $4.0 million of additional insurance related accruals (related to self-insured employee medical coverage, general and professional liability claims and workers' compensation), $2.4 million of legal and consulting costs affiliated with the Refinancing Plan, as well as the $1.0 million reduction in management and development fees. These increases are offset by the decrease of $2.1 million related to prior year bad debt expense. The remaining increase relates to additional costs associated with therapy services, marketing, corporate operations, human resources, financial services and overhead, and increased senior living network and assisted living management costs.

Lease Expense. As of September 30, 2002, the Company had operating leases for 35 of its communities, including 14 Retirement Centers and 21 Free-standing ALs. Lease expense increased $41.6 million from $20.7 million for the nine months ended September 30, 2001 to $62.2 million for the nine months ended September 30, 2002. Lease expense (excluding synthetic leases) increased to $25.9 million for the nine months ended September 30, 2002, as compared to $11.3 million for the nine months ended September 30, 2001, representing an increase of $14.5 million. This increase was primarily attributable to 12 additional leases entered into by the Company during 2001 and 2002, consisting of five Retirement Center leases which increased lease expense $8.1 million, and the acquisition of leasehold interests in seven Free-standing AL communities, which increased lease expense $4.7 million.

As of September 30, 2002, the Company operated only one of its Free-standing ALs under a synthetic lease structure. Synthetic lease expense increased to $36.4 million for the nine months ended September 30, 2002, as compared to $9.3 million for the nine months ended September 30, 2001, representing an increase of $27.0 million. Of the total $36.4 million of synthetic lease expense for the nine months ended September 30, 2002, $4.5 million related to Retirement Centers and $31.9 million related to Free-standing ALs. Of the total $36.4 million of synthetic lease expense for the nine months ended September 30, 2002, $30.8 million resulted from residual value guarantee amounts related to losses on sale lease-back transactions, of which $3.4 million related to Retirement Centers and $27.4 million related to Free-standing ALs. Effective November 1, 2002, the Company has terminated all of its synthetic leases.

As a result of completed and anticipated transactions under the Refinancing Plan, the Company has recorded losses from sale lease-back transactions of $30.8 million for the nine months ended September 30, 2002. For financial reporting purposes, these losses are considered residual value guarantee amounts and have been fully recognized as lease expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $15.4 million in the nine months ended September 30, 2002 from $14.5 million in the nine months ended September 30, 2001, representing an increase of $905,000, or 6.3%. The increase was primarily related to the increase in depreciable assets of approximately $77.0 million (note that $70.2 million of this increase relates to the September 30, 2002 termination of a synthetic lease, i.e. no depreciation expense was recognized on these assets during the nine months ended September 30, 2002), offset by the decrease in amortization of goodwill of $757,000. These assets relate primarily to the acquisition of communities, including leasehold interests, and expansion of communities since September 30, 2001, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased $9.5 million from $1.1 million in the nine months ended September 30, 2001 to $10.7 million in the nine months ended September 30, 2002. As a result of the completed and anticipated transactions under the Refinancing Plan, which would result in a shorter than expected remaining life of various leases, the Company accelerated the amortization of leasehold acquisition costs and recorded additional amortization costs of $8.8 million related to the nine months ended September 30, 2002. The remaining portion of this increase relates to the acquisition of twelve leasehold interests in Free-standing ALs during 2001.

Asset Impairments. During the nine months ended September 30, 2002, the Company recorded $2.6 million in charges related to delayed or discontinued development and financing transactions. The Company will continue to evaluate these assets for impairment. See note 5 to the Condensed Consolidated Financial Statements.

Other Income (Expense). Interest expense increased to $31.4 million in the nine months ended September 30, 2002 from $28.1 million in the nine months ended September 30, 2001, representing an increase of $3.4 million, or 12.0%. This increase was primarily attributable to a higher average amount of indebtedness (prior to certain refinancing transactions), during the nine months ended September 30, 2002, as well as higher interest rates. Interest expense, as a percentage of total revenues, decreased to 12.8% for the nine months ended September 30, 2002 from 14.4 % in the nine months ended September 30, 2001. As a result of certain financings completed under the refinancing plan, the Company expects interest expense to increase and, accordingly, exceed historical levels as a percentage of total revenues. Interest income decreased to $4.0 million in the nine months ended September 30, 2002 from $8.6 million in the nine months ended September 30, 2001, representing a decrease of $4.6 million, or 53.8%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities (representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits) decreased from $3.0 million in the nine months ended September 30, 2001 to $0 in the nine months ended September 30, 2002. The Company had no further Managed SPE Communities after December 31, 2001. In addition, $1.9 million of additional expense related to losses on sales of assets (primarily related to the sale of a Free-standing AL in Florida).

Income Taxes. The provision for income taxes was a $319,000 expense, compared to a $5.7 million benefit for the nine months ended September 30, 2002 and 2001, respectively. The Company has applied a full deferred tax asset valuation allowance related to its available net operating carryforwards.

Discontinued Operations. During the nine months ended September 30, 2002, the Company determined that assets acquired through the termination of a synthetic lease on a Free-standing AL would be held for sale. The Company expects to sell the community for $9.5 million. Based upon this purchase price, the Company has recorded $5.9 million of impairment as discontinued operations. The results of operations for both the current year and comparative prior periods have not been reclassified to discontinued operations within the accompanying condensed consolidated financial statements based on the overall insignificance of these results to the Company.

Extraordinary Loss. During the nine months ended September 30, 2002, the Company repaid a term note to a bank in connection with the sale of its Carriage Club Charlotte community, resulting in a prepayment penalty of $348,000. In addition, the Company expensed the unamortized portions of financing costs, totaling $408,000 related to the sale lease-backs of two Retirement Centers located in Illinois and Texas. The Company recorded $756,000 or a $0.04 loss per dilutive share, net of income taxes, as an extraordinary loss on the extinguishment of debt.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $80.1 million, or $4.63 loss per dilutive share, compared to a net loss of $11.9 million, or $0.69 loss per dilutive share, for the nine months ended September 30, 2002 and 2001, respectively. The $4.63 loss per dilutive share for the nine months ended September 30, 2002 was comprised of a $4.25 loss from operations, $0.34 loss from discontinued operations related to the impairment of a community held-for-sale, and a $0.04 loss from the Company's extinguishment of debt. The loss of $0.69 per dilutive share for the nine months ended September 30, 2001 was comprised of a $0.68 loss from operations and a $0.01 loss from the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

During the latter part of 2001, the Company developed a Refinancing Plan to address its debt and lease obligations maturing during 2002, comprised primarily of $132.9 million of its Old Debentures due October 1, 2002. On September 30, 2002, the Company completed the Refinancing Plan and repaid the Old Debentures primarily through the completion of the HCPI Transactions and the Exchange Offer. As a result of successfully completing its Refinancing Plan, the Company reduced its current maturities of long term debt from $371.7 million at December 31, 2001 to $14.0 million at September 30, 2002. See Note 2 to the Condensed Consolidated Financial Statements.

In addition, pursuant to the Refinancing Plan, since November 2001, the Company has consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund reserve and escrow requirements related to these transactions. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later. As part of these extensions and refinancings, the Company has replaced a significant amount of mortgage debt with higher cost debt and leases, increasing the Company's annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Debentures. Assuming that the Company elects to pay 2% of the interest on the Series B Notes through the issuance of additional Series B Notes rather than cash, the HCPI loan and Series B Note interest payments would be higher than the corresponding interest payments under the Old Debentures by approximately $3.8 million. In addition, the Company will accrue additional interest expense that is not currently payable, pursuant to the HCPI Loan and the Series B Notes, which will be approximately $13.0 million for the next twelve months.

Many of the Company's credit and other agreements contain restrictive covenants that include, among other things, the maintenance of prescribed debt service coverage, liquidity, capital expenditure reserves and occupancy levels. Effective as of September 30, 2002, the Company and the lessor of one Free-standing AL agreed to a waiver relating to certain financial covenants in order to allow the Company to remain in compliance. Except for the covenants in this lease, the Company has renegotiated its financial covenants to levels that it believes it can satisfy for the foreseeable future. There can be no assurances, however, that the Company will remain in compliance with those covenants or that the Company's creditors will grant further amendments or waivers in the event of future non-compliance. Failure to remain in compliance with those covenants would have a material adverse impact on the Company, and would result in a default under a substantial majority of the Company's indebtedness and other obligations, and could result in an acceleration of the maturity of those obligations.

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

In addition, the complexity of the Company's Refinancing Plan and the HCPI Transactions, together with the Company's financial condition could adversely effect the Company's ability to retain existing residents, attract prospective residents, selling entry fee units and maintain customary terms of payment from its vendors, which could have a material adverse effect on the Company's operating results and liquidity.

Although the Company has successfully consummated the Exchange Offer, the HCPI Transactions and various other refinancings, it remains highly leveraged with a substantial amount of debt and lease obligations, and has increased interest and lease expenses. The Company had scheduled debt payments of $14.0 million and minimum rental obligations of $44.1 million under long-term operating leases due during the twelve months ended September 30, 2003. In addition, as of September 30, 2002, the Company had guaranteed $40.3 million of third-party senior debt in connection with four communities that the Company manages, leases, or owns through a joint venture.

As of September 30, 2002, the Company had approximately $25.0 million in unrestricted cash and cash equivalents and $23.3 million of working capital. The Company's current level of cash flow from operations is not sufficient to meet its future debt and lease payment obligations. The Company's free cash flow during the third quarter was approximately negative $3.5 million. For purposes of this determination, the Company defines Free Cash Flow as EBITDAR minus cash payments related to lease payments, interest expense and scheduled reductions of indebtedness and capital expenditures. The EBITDAR used in the determination of Free Cash Flow is adjusted by 1) subtracting the amortization of deferred entrance fee revenue and adding the proceeds of entrance fee sales, net of refunds, 2) subtracting transactions costs recorded in G&A related to the completion of the Refinancing Plan, and 3) subtracting additions to reserves for insurance recorded in G&A. The Company expects that its cash flow from operations will continue to improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions and the proceeds of assets currently held for sale will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements and its lease obligations during the next twelve months.

Cash flow

Net cash used by operating activities was $685,000 for the nine months ended September 30, 2002, as compared with $5.7 million for the nine months ended September 30, 2001. The Company's cash and cash equivalents totaled $25.0 million as of September 30, 2002, as compared to $19.3 million as of December 31, 2001.

Net cash provided by investing activities was $28.6 million for the nine months ended September 30, 2002, as compared with $12.4 million used for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company received $25.4 million and $22.7 million from sales of assets and assets limited as to use, respectively, added $14.7 million to land, building and equipment, issued $3.4 million of notes receivable, and received $923,000 in security deposits.

Net cash used by financing activities was $22.2 million compared with $3.9 million provided by financing activities during the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, the Company borrowed $219.3 million and $12.3 million under long-term debt and minority interest contribution arrangements, made principal payments on its indebtedness of $237.6 million, recorded $3.6 million of contingent earnouts, and paid $8.1 million of financing costs. In connection with certain lifecare communities, the Company made principal payments and refunds under master trust agreements of $4.6 million.

Financing Activity and the HCPI Transactions

During the three months ended September 30, 2002, the Company entered into various financing transactions. These transactions are described in Note 4 to the Condensed Consolidated Financial Statements.

The HCPI Transactions, described more fully in Note 2 to the Condensed Consolidated Financial Statements, represent the most significant component of the Company's third quarter financing activity. The Company is permitted to repay the HCPI Note in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Note at maturity in 2007, HCPI may foreclose upon the Company's ownership interests in the Real Estate Companies that currently own nine of the Company's Retirement Centers, and the Company will continue to operate the nine communities pursuant to a long term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Note at the end of three years and repurchase the HCPI Equity Investment at the end of four years. However, if the Company does not repay the HCPI Note and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed, substantially, the Company's net operating loss carryforward resulting in a significant net liability to the Company.

The following table presents selected operating information at September 30, 2002, for the nine communities that are included in the HCPI Transactions:

                                                                            THREE MONTHS  NINE MONTHS
                                               # OF            UNIT            ENDED         ENDED      MORTGAGE
                                            COMMUNITIES      CAPACITY            ADJUSTED EBITDAR         DEBT
                                            -----------      --------       -------------------------   --------
                                                                                       (IN THOUSANDS)

Monthly Service Fee Communities                   5            1,428          $ 5,447       $ 15,477    $126,799
EF Communities                                    4            1,722            4,243         14,053      43,381
                                                                              -------        -------
EBITDAR(1)                                                                      9,690         29,530
                                                                              -------        -------
Proceeds from entrance fee sales, net                                           5,700        10,596
of refunds
Amortization of deferred entrance fee
revenue                                                                        (2,740)       (7,730)
                                                ---            -----          -------        -------    --------
                                                  9            3,150          $12,650        $32,396    $170,180
                                                ===            =====          =======        =======    ========

(1) EBITDAR is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, and charges related to asset impairments, equity in losses of managed special purpose entity communities, other income (expense), minority interest, and extraordinary items.

FUTURE CASH COMMITMENTS

The following tables summarize the Company's total contractual obligations and commercial commitments as of September 30, 2002 (amounts in thousands):

                                                                            Payments Due by Period
                                                ------------------------------------------------------------------------------
                                                                  Less than          1 - 3           4 - 5           After 5
                                                   Total            1 year           years            years            Years
                                                -----------        --------        ---------        ---------        ---------

Long-term debt                                  $   392,491        $  8,999        $ 161,166        $ 136,486        $  85,840
Debt associated with assets held for sale            35,829          35,829               --               --               --
Capital lease obligations                           120,881           4,966           10,822           13,415           91,678
Operating leases                                    623,270          44,128           90,391           93,139          395,612
Accrued interest on HCPI Loan(1)                     90,626              --               --           90,626               --
Interest income on notes receivable(2)              (26,355)         (1,101)          (2,176)          (2,130)         (20,948)
                                                -----------        --------        ---------        ---------        ---------
Total contractual cash obligations              $ 1,236,742        $ 92,821        $ 290,203        $ 331,536        $ 552,182
                                                ===========        ========        =========        =========        =========

(1) The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5%. The amount interest above represents the unpaid interest which the Company will be accruing and compounding quarterly until its September 30, 2007 maturity.

(2) A portion of the lease payments noted in the above table are repaid to the Company as interest income on notes receivable from lessors.

                                            Amount of Commitment Expiration Per Period
                                  --------------------------------------------------------------
                                    Total
                                   Amounts      Less than      1 - 3        4 - 5        After 5
                                  Committed      1 year        years        years         Years
                                  ---------     ---------     ------       -------       -------

Guaranties(1)                      $40,293       $1,132       $5,606       $10,864       $22,691
                                   -------       ------       ------       -------       -------
Total commercial commitments       $40,293       $1,132       $5,606       $10,864       $22,691
                                   =======       ======       ======       =======       =======

(1) Guaranties include mortgage debt related to four communities. The mortgage debt guaranteed by the Company relates to two Retirement Centers under a long-term management agreement and a long-term operating lease agreement and the Company's two joint ventures.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company's capital expenditure budget for fiscal 2003 is approximately $14.2 million.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company's anticipated improvement in operations and anticipated or expected cashflow; the discussions of the Company's operating and growth strategy; the Company's liquidity and financing needs; the Company's expectations regarding future entry fee sales or increasing occupancy at its Retirement Centers or Free-standing ALs; the Company's alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that the Company's cashflow does not currently cover its obligations (ii) the possibility of future defaults under the Company's debt and lease agreements, (iii) the risks associated with the Company's financial condition and the fact that the Company is highly leveraged,
(iv) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs , sell its entry fee units or increase its cash flow or generate expected levels of cash, (v) the risk that alternative financing sources will not be available to the Company; (vi) the risk that the Company will be unable to sell the assets that it currently has held for sale; (vii) the risks associated with the adverse market conditions for the senior living industry, (viii) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive,
(ix) the likelihood of further and tighter governmental regulation, and (x) the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the Company's other filings with the Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure About Interest Rate Risk. The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. At September 30, 2002, the Company's outstanding notional amount of its existing swap agreement was $34.8 million maturing July 1, 2008. Under the agreement the Company receives a fixed rate of 6.87% and pays floating rates based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 8.12%.

The Company has also entered into two interest rate cap agreements on $33.2 million and $18.5 million mortgage notes to limit the Company's interest rate exposure. Under the terms of the interest rate cap agreements, the Company receives payments from the counterparty if 30-day LIBOR exceeds 5.8% over the term of each mortgage. The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2002, since 76.2% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.

As a part of our Refinancing Plan, the Company consummated sale lease-back transactions relating to 16 communities and various other refinancing and capital raising transactions, generating gross proceeds of approximately $362.0 million. As part of these extensions and refinancings, the Company has replaced a significant amount of mortgage debt with higher cost leases, increasing the Company's annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Old Debentures. Assuming that the Company elects to pay 2% of the interest on the Series B Notes through the issuance of additional Series B Notes rather than cash, HCPI loan and Series B
Note interest payments would be higher than the corresponding interest payments under the Old Debentures by approximately $3.8 million. In addition, the Company will accrue additional interest expense that is not currently payable, pursuant to the HCPI Loan and the Series B Notes, which will be approximately $13.0 million for the next twelve months.

Disclosure About Market Exchange Risk The Company's common stock is listed on the New York Stock Exchange (NYSE). To remain listed on NYSE, the Company must meet the NYSE's listing maintenance standards and abide by the NYSE's rules. If the Company fails to meet the other NYSE standards, including minimum stockholders equity of $50 million or minimum market capitalization of $50 million, or if the price of the Company's common stock falls below $1.00 per share for an extended period, the Company's common stock could be delisted from the NYSE.

If the Company's common stock is delisted, the Company would likely seek to list its common stock on the Nasdaq National Market, if available. Listing or quotation on such market or exchange could reduce the liquidity for the Company's common stock. If the Company's common stock were not listed or quoted on another market or exchange, trading in the Company's common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. As a result, an investor would find it more difficult to trade, or to obtain accurate quotations for the price of, the Company's common stock. In addition, delisting from the NYSE and failure to obtain listing or quotation on such other market or exchange could subject the Company's common stock to so-called "penny stock" rules. These rules impose additional sales practice and market-making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, if the Company's common stock is delisted from the NYSE and the Company fails to obtain listing or quotation on another market or exchange, broker-dealers may be less willing or able to sell and/or make a market in the Company's common stock and purchasers of the Company's common stock may have more difficulty selling such common stock in the secondary market. In either case, the market liquidity of the Company's common stock would decline.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on this evaluation, the principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 26, 2002, the Company issued $86.8 million aggregate principal amount of its 5 3/4% Series A Senior Subordinated Notes Due 2002 and $16.0 million aggregate principal amount of its 10% Series B Convertible Senior Subordinated Notes Due 2008 in exchange for $99.8 million aggregate principal amount of its outstanding 5 3/4% Convertible Subordinated Debentures Due 2002. The Exchange Offer was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(9) of the Securities Act, which exempts exchanges of securities solely between an issuer and its security holders. The Company's 10% Series B Convertible Senior Subordinated Notes are convertible into shares of the Company's common stock at a conversion price of $2.25 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

4.1      Indenture, dated September 26, 2002, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 5 3/4% Series A Senior Subordinated Notes Due 2002

4.2      Indenture, dated September 26, 2002, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 10% Series B Convertible Senior Subordinated Notes Due 2008

10.1     Promissory Note dated July 1, 2002, between GMAC Commercial Loan Corporation, a California Corporation (as Lender), and
         ARC Santa Catalina Real Estate Holdings, LLC, a Delaware Corporation

10.2     Master Lease Agreement (Pool I), dated July 9, 2002, between ARC Pinegate, L.P., ARC Pearland, L.P., Trinity Towers,
         L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., ARC Shadowlake, L.P., ARC Willowbrook, L.P., ARC Park Regency, Inc.,
         ARC Parklane, Inc. Nationwide Health Properties, Inc., and NH Texas Properties L.P.

10.3     Master Lease Agreement (Pool II), dated July 9, 2002, between American Retirement Corporation, Inc., ARC Naples, LLC,
         ARC Aurora, LLC, ARC Lakewood, LLC, ARC Heritage Club, Inc., ARC Countryside, LLC, ARC Cleveland Park, LLC, Nationwide
         Health Properties, Inc., and MLD Delaware Trust

10.4     Amended and Restated Loan Agreement, dated as of September 30, 2002, between ARCPI Holdings, Inc. and Health Care
         Property Investors, Inc.

10.5     Master Lease Agreement, dated as of September 30, 2002, between Fort Austin Real Estate Holdings, LLC, ARC Santa
         Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings,
         LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine
         Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom
         Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc.,
         Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC

10.6     Loan Agreement, dated as of August 14, 2002, between ARCPI Holdings, Inc. and Health Care Property Investors, Inc.
         (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 15, 2002)

10.7     Contribution Agreement, dated August 14, 2002, between ARCPI Holdings, Inc., Fort Austin Limited Partnership, ARC Santa
         Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center,
         Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc., ARC Brandywine, LLC and
         Health Care Property Investors, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form
         8-K filed with the Commission on August 15, 2002)

99.1     Certification of W.E. Sheriff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

99.2     Certification of George T. Hicks Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

b.       Reports on Form 8-K

         On August 15, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental financial information relating to the Company's second quarter ended June 30, 2002.

         On August 15, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD the terms of an exchange offer for its 5-3/4% Convertible Subordinated Debentures due October 1, 2002 and a $125 million refinancing plan.

         On August 29, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD supplemental pro forma information regarding a $125 million loan agreement.

         On September 12, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD amended terms of a $125 million refinancing plan.

         On September 26, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD the completion of the Company's exchange offer for its 5-3/4% Convertible Subordinated Debentures due October 1, 2002.

         On October 1, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD the completion of the Company's $125 million refinancing plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICAN RETIREMENT CORPORATION

Date: November 14, 2002             By:  /s/ George T. Hicks
                                       ----------------------------------------
                                       George T. Hicks
                                       Executive Vice President-Finance,
                                       Chief Financial Officer, Secretary and
                                       Treasurer (Principal Financial and
                                       Accounting Officer)

                                  CERTIFICATION


I, W.E. Sheriff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Retirement Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ W.E. Sheriff
-----------------------------------------------
W.E. Sheriff
Chairman and Chief Executive Officer

                                  CERTIFICATION


I, George T. Hicks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Retirement Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ George T. Hicks
--------------------------------------------
George T. Hicks
Chief Financial Officer, Secretary and Treasurer