Form 10-K
period 2002-12-31
AMERICAN RETIREMENT CORP
filed 2003-03-06
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
Commission file number 01-13031

American Retirement Corporation

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1674303

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Westwood Place, Suite 200,
Brentwood, TN	37027

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 221-2250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	NYSE
Series A Preferred Stock Purchase Rights	NYSE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐      No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34.9 million. The market value calculation was determined using a per share price of $2.50, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 3, 2003, 17,341,191 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 20, 2003 are incorporated by reference into Part III, items 10, 11, 12 and 13 of this Form 10-K.

CONTENTS:

PART I

Item 1. Business

The Company

American Retirement Corporation (collectively with its wholly-owned and majority owned subsidiaries, the “Company”) is a national senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, skilled nursing and therapy services. Established in 1978, the Company believes that it is a leader in the management of senior living communities, including independent living communities, continuing care retirement communities (“CCRCs”), free-standing assisted living communities (“Free-standing ALs”), and the development of specialized care programs for residents with Alzheimer’s and other forms of dementia. The Company’s operating philosophy was inspired by the vision of its founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by providing the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of its residents. The Company currently operates 65 senior living communities in 14 states, with an aggregate unit capacity of approximately 12,900 units and resident capacity of approximately 14,400. The Company owns 24 communities, leases 35 communities, and manages six communities pursuant to management agreements.

Since its inception, the Company has developed expertise in operating senior living communities throughout the United States. The Company operates large CCRCs and independent living communities (“Retirement Centers”) that provide an array of services, including independent living, assisted living and skilled nursing care in large, often campus style settings. The Company’s Retirement Centers are established communities with an average unit capacity of 309 units, and generally maintain high and consistent occupancy levels, many with waiting lists of prospective residents. The Company’s Retirement Centers are the core segment of the Company’s business and comprise 32 of the 65 communities that the Company operates, representing approximately 77% of the total unit capacity of the Company’s communities.

The Company has also developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. The Company’s Free-standing ALs have an average unit capacity of 91 units. Most Free-standing ALs provide specialized care such as Alzheimer’s, memory enhancement and other dementia programs. The Company currently operates 33 Free-standing ALs, representing approximately 23% of the total unit capacity of the Company’s communities.

Care and Services Programs

The Company provides a wide array of senior living and health care services at its communities, including independent living, assisted living and memory enhanced services (with special programs and living units for residents with Alzheimer’s and other forms of dementia), skilled nursing services, and therapy services. By offering a variety of services and involving the active participation of the resident and the resident’s family and medical consultants, the Company is able to customize its service plans to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

The Company provides independent living services to seniors who do not yet need assistance or support with the activities of daily life (“ADLs”), but who prefer the physical and psychological comfort of a residential community for seniors that offers health care and other services. Independent living services provided by the Company include daily meals and dining programs, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. The Company employs health care professionals to foster the wellness of its residents by offering health screenings, ongoing dietary, exercise and fitness classes, and chronic disease management (such as diabetes with its attendant blood glucose monitoring). Subject to applicable government regulation, personal care and medical services are available to independent living residents. The Company’s residency agreements with its independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days notice), although most residents remain for many years. The agreements generally provide for increases in billing rates each year (subject to specified ceilings at certain of our communities). Residents are also billed monthly for ancillary services utilized over and above those included in their recurring monthly service fees. These revenues are generally from private pay sources and are recognized monthly when the services are provided.

Assisted Living and Memory Enhanced Services

Residents who receive the Company’s assisted living services generally need assistance with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission, in consultation with the resident and the resident’s family and medical consultants, each assisted living resident is assessed to determine his or her health status, including functional abilities and need for personal care services. Each resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident whenever possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include:

•	Personal Care Services, which include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management,

•	Support Services, such as meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services, and

•	Special Care Services, such as the Arbors memory enhanced programs and other specialized services to care for residents with Alzheimer’s and other forms of dementia in a comfortable, homelike setting.

The Company maintains programs and special Arbors units at most of its assisted living communities for residents with Alzheimer’s and other forms of dementia that provide the attention, care, and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and a lifeskills-based activities program, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. These special units are located in a separate area of the community and have their own dining and lounge facilities, and specially trained staff.

Agreements for these services are month to month and provide for annual or other periodic increases to the monthly service fees. Monthly fees are based on size of unit selected, additional services provided, and level of care required. Specialized units for those with Alzheimer’s or other forms of dementia have higher billing rates to cover the increased staffing and program costs associated with these services. These revenues, generally from private pay sources, are recognized as revenue on a monthly basis when the services are provided.

Skilled Nursing

The Company operates seventeen skilled nursing centers located on its Retirement Center campuses, providing traditional skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of rehabilitation services in these communities. Rehabilitation services are typically rendered immediately after, or in lieu of, acute hospitalization in order to treat specific medical conditions. The residents are primarily the Company’s independent and assisted living residents utilizing the skilled nursing centers on a temporary or long-term basis, in addition to others from outside the community who may have temporary stays following hospitalization or other health issues, some of which also become long-term residents. These skilled nursing and rehabilitation services are provided to the individuals on a daily fee basis, with additional charges for specialized equipment, therapy, medications or medical supplies in many cases. These services are paid for primarily by private pay sources including long-term care insurance and Medicare, and in some cases Medicaid. Daily rates are revised periodically in response to cost changes and market conditions. These daily revenues are recognized when the services are provided.

Therapy Services

The Company historically contracted with independent third parties to provide therapy services to its residents. Beginning in 2000, the Company began staffing therapy services itself and greatly expanded its in-house therapy programs and now provides a range of therapy services to its independent living, assisted living, and skilled nursing residents. The therapy services provided by the Company include physical, occupational, and speech therapy services. The Company believes that by providing these in-house therapy services, it is able to maintain a consistent, high level of care to its residents, provide a closer relationship between the therapist and the resident, and provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. In addition, programs focused on wellness and physical fitness allow residents to maintain maximum independence. These services may be reimbursed under Medicare or paid directly by residents from private sources. Revenue is recognized as services are provided.

Entrance Fee Agreements

Six of the Company’s Retirement Centers (four owned, one leased and one managed) are CCRC’s that provide housing and health care services through entrance fee agreements with residents (the “EF Communities”). Under these agreements, residents pay an entrance fee, typically $100,000 to $150,000 or more. The amount of the entrance fee varies depending upon the type and size of the dwelling unit selected, the resident’s lifecare benefit election and other variables.

These entrance fee agreements include limited lifecare benefits which are typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. In addition, a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the entrance fee contract. The limited lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable.

The entrance fee agreements typically contain provisions which reduce the Company’s legal obligation to the resident to a stated percentage of the entrance fee that is refundable to the resident which is reduced to a fixed minimum over a relatively short period (generally three to five years). However, for accounting purposes, these revenues are recognized over a longer period based on actuarial projections. The refundable amount of the entrance fee is a long-term liability and is recorded by the Company as refundable portion of entrance fees, until termination of the agreement. The non-refundable portion of the fee is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections.

At certain of its EF Communities, the Company offers an entrance fee program that allows the resident to participate in the appreciation in the value of the resident’s unit (the “Partners Plan”). Under the Partners Plan, the entrance fee is refundable to the resident or the resident’s estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. Typically, Partner Plan residents receive priority access to assisted living and skilled nursing services, but no discounted or other lifecare benefits. The resident shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entrance fees payable under the Partners Plan are recorded by the Company as refundable entrance fees and are amortized into revenue using the straight-line method over the remaining life of the building.

The residents under entrance fee agreements also pay a monthly service fee which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when these services are provided. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the unit is reoccupied.

Proceeds from entrance fee sales, net of refunds paid on contract terminations, provided $19.2 million of cash to the Company in 2002.

Business Operations and Marketing

Management Structure

The Retirement Centers are managed by an Executive Director, with various department heads responsible for functional areas such as human resources, accounting, dining services, and maintenance. Within the Retirement Centers, healthcare professionals manage the assisted living and memory enhanced programs, as well as wellness and other programs. Licensed professionals also manage each of the skilled nursing centers on these campuses and direct the nursing staff.

The Free-standing ALs are managed by residents managers who focus on resident care. These communities receive daily administrative central support for accounting and finance, human resources, dining and maintenance. By providing strong program, management and administrative support from the home office and the regional level, the staff at the Free-standing ALs can focus on care of the residents and interaction with their families or other caregivers.

The Retirement Centers and Free-standing ALs report to various operations Vice Presidents. These regional managers and their staff regularly visit the communities, providing inspection of the physical facilities, staff development and training, financial and program reviews, regulatory and compliance support, and quality assurance reviews.

The home office provides central support to the communities in various areas, including information technology, human resources, training, accounting, finance, insurance, legal, development, sales and marketing, dining services, therapy services, operations and program support, and national purchasing programs. Home office staff also provide support for budgeting, financial analysis and strategic planning. In addition, quality assurance and risk management staff review and monitor key safety and quality measurements, train community staff, and visit communities regularly for regulatory and other compliance programs. Human resource programs are developed for staff training and retention in the communities, and are implemented by home office and regional staff.

The Company believes that, through its regional and central staff, it is able to provide strong support by experts in each functional area on a cost effective basis, which provides an advantage over many other smaller or local competitors. In addition, by providing daily administrative support to its Free-standing ALs, the company believes that its community staff are able to stay focused on resident care and provide a higher level of service to the residents and their families.

Marketing

Each community has an on-site marketing director, and additional marketing staff based on its size. These community based marketing personnel are involved in daily activities with prospective residents and key referral sources including current residents and their families. Home office and regional marketing directors assist each community in developing, implementing and monitoring their detailed marketing plan. The marketing plans include goals for lead generation, wait lists, referrals, community outreach, awareness events, prospect follow-up, and monthly move-ins. Competitive analyses are also updated regularly. Home office marketing staff provide coordination and monitoring of these marketing plans, development of pricing strategies and overall marketing plans, assistance with creative media, and selection and training of regional and community staff. The Company believes that this locally based marketing approach, with strong regional and central monitoring and support, provides an advantage over many smaller or regional competitors.

Feedback and Quality Assurance

The Company solicits regular feedback from its residents, their families, and its employees through various satisfaction surveys. It also regularly performs quality assurance reviews by community, regional and home office staff, in addition to being subject to surveys and reviews by various local, state and federal regulatory agencies. The Company believes that each of these activities provides important feedback which can be used by management to maintain high levels of safety and quality, and to continue to look for opportunities to improve its procedures and programs.

Managed Communities

The Company manages several communities under management agreements with terms of three to 20 years. The Company may be responsible for providing all employees, marketing and operations of the community at the owners’ expense, and receive a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. In other agreements, the Company may provide management personnel only, and provide assistance with marketing, finance and other operations. The Company’s existing management agreements expire at various times through June 2018, but certain agreements may be canceled by the owner of the community, without cause, on three to six months’ notice.

Business Strategy

Except for its six EF Communities, the Company’s Retirement Centers all operate entirely on a monthly service fee (“MSF”) basis. The Company acquired most of its MSF Retirement Centers between 1990 and 1996. The Company was able to acquire many of these at below historical cost because they had not met the initial development projections of their respective developers. The Company’s MSF Retirement Centers had an average aggregate occupancy level in excess of 95% during 2002. The Company acquired its EF Communities, which the Company acquired in July 1998. The Company’s EF Communities during 2002 had an aggregate occupancy level of 91% (IL 93%, AL 90%, SNF 89% and ME 84%). The Company developed the majority of its Free-standing ALs, most of which were opened during 1999 and 2000. The Company’s Free-standing ALs during 2002 achieved an aggregate average occupancy level of 73% and an ending occupancy of 80%. The Company incurred approximately $360 million of costs in the development and/or acquisition of its Free-standing AL business segment, a significant portion of which was financed by the proceeds of short term construction debt and by the proceeds of the 1997 issuance of $138 million of subordinated bonds (the “Old Debentures” — see Note 10 to the consolidated financial statements) that were due in October 2002. The Company developed and acquired its portfolio of Free-standing ALs at a time in which the assisted living industry was experiencing a building boom that resulted in significant overcapacity. Consequently, its Free-standing ALs have not achieved aggregate stabilized occupancy as quickly as anticipated, and the Company entered 2002 with approximately $371.7 million of current debt maturities at a time when its Free-standing ALs were not yet stabilized and operating at levels originally anticipated by the Company.

The Company responded to the large amount of debt maturing in 2002 by developing and executing a Refinancing Plan (see “Completion of Refinancing Plan, HCPI Transactions and Exchange Offer” and Note 10 to the consolidated financial statements). The plan consisted of a series of refinancings and sale lease-back transactions involving both Retirement Centers and Free-standing ALs. As a result of completing the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later, and is now devoting its full attention to increasing the operating cash flow of its two business segments. The Company’s strategies for improving its operating cash flow include the following steps:

Increase Retirement Center Occupancy and Margins:

The Company’s Retirement Centers, which represent approximately 77% of its total unit capacity, are well-established communities with strong reputations within their respective markets. They generally sustain high occupancy levels and most maintain waiting lists of prospective residents. At December 31, 2002 and 2001, the Company’s Retirement Centers had occupancy rates of 94% and 93%, respectively. Over one-half of the Retirement Centers currently have occupancies that are in excess of 96%, and the Company believes that it will be able to increase the occupancy levels of the remaining Retirement Centers above that level. Therefore, despite the current high level of Retirement Center occupancy, the Company expects to achieve improved operating results from its Retirement Centers through incremental occupancy increases as a result of increased sales and marketing programs, control of operating expenses, and increased revenues from ancillary services (such as therapy) and selective price increases.

Increase Entrance Fee Sales:

The Company’s six EF Communities have 3,174 total units, of which 2,067 are independent living. Based upon current entrance fee prices, the estimated sales price for these 2,067 units (including both occupied and vacant units) is approximately $329 million. The current aggregate occupancy of the IL units within the EF Communities is 93%, and the 141 independent living units available at December 31, 2002 represent approximately $22.6 million of the total $329 million, based upon current entrance fee prices. The entrance fee paid by residents who enter EF Communities represents a significant financial investment for prospective residents. Accordingly, recent economic conditions and the declining stock market have had a pronounced, negative effect on the marketing of the Company’s EF Communities. This has been mitigated by the relatively strong resale housing market in many areas, since many people utilize the equity in their homes to fund retirement housing. Furthermore, the Company’s significant debt obligations maturing in 2002 had a more negative impact on the marketing of the EF Communities during 2001 and 2002 than on the marketing of the MSF Retirement Centers. With the completion of the Refinancing Plan and increased sales and marketing efforts at these EF Communities, the Company experienced stronger sales during the second half of 2002 and anticipates continued progress during 2003 in the marketing of its entrance fee units, resulting in higher cash flows from entrance fee sales. The Company’s five owned and leased EF Communities recorded $26.2 million of entrance fee sales, and paid refunds as a result of contract terminations of $9.4 million, resulting in $16.8 million net proceeds from entry fee sales during 2002. In addition, Freedom Square, the EF Community managed by the Company, recorded $7.2 million of entrance fee sales, paid refunds as a result of contract terminations of $1.9 million, resulting in $5.3 million net proceeds from entry fee sales during 2002. Approximately $7.8 million of the $26.2 million of entrance fee sales occurred during the three months ended December 31, 2002.

Increase Cash Flow from Maturing EF Communities:

The majority of the Company’s six EF Communities were opened in the early 1990’s and one opened in 1998. As entrance fee communities mature (typically a ten to twelve year process), the annual turnover of residents increases, typically at a rate of approximately 1% per year, until turnover stabilizes at a rate of approximately 12-15% per year. As a resident of an entrance fee community vacates his or her independent unit (often to move to AL or SNF), the community re-sells the unit to a new resident. When the former resident leaves the community, he or she (or their estate) receives a refund which is typically a percentage of the initial entrance fee that he or she paid. Consequently, the turnover of residents results in new entrance fee sales and partial entrance fee refunds. As the Company’s EF communities mature, resident turnover increases and this turnover produces an increasing stream of cash flow generated by the sale and refund of entrance fees.

In addition, there typically is a gap between the monthly service fee billing rates paid by a current resident and the current market rate payable by a new resident. As new residents enter the EF Communities at current market rates, replacing former residents at lower billing rates, the Company is able to generate additional revenues at the same level of occupancy. This dynamic is more pronounced at the Company’s six EF Communities than it is at the MSF Retirement Centers, and represents a significant source of improved economics as the Company’s EF Communities continue to mature and reach stabilized levels of resident turnover.

Improve Results from Free-standing ALs:

The Company’s Free-standing ALs, which represent approximately 23% of the Company’s total unit capacity, are in the latter stages of fill-up. The free-standing AL marketplace continues to suffer from adverse market conditions primarily related to overcapacity and lack of product familiarity. These conditions have contributed to longer than anticipated fill-up periods, price discounting and competition for experienced staff. The Company’s Free-standing ALs are experiencing steady occupancy gains having increased from an aggregate occupancy of 63% at December 31, 2001 to 80% as of December 31, 2002. The early stages of fill-up for Free-standing ALs typically produce operating losses as a result of high fixed costs and limited revenues associated with low levels of occupancy. At occupancy levels between 70-80% the Company’s Free-standing ALs incur all of the fixed and most of the variable costs required to operate at full occupancy. Therefore, as occupancy moves from 80% to 90% or better, the Company expects its operating margins to improve. Furthermore, there has been a substantial reduction in new free-standing AL development over the last few years, and as product familiarity and market demand come back into balance with supply, the Company expects that price discounting will be a less significant factor in the economics of assisted living. Because of the effects of price discounting in the current assisted living marketplace, the process of increasing operating margins is often two-stage. A Free-standing AL completes the first stage when it attains and maintains an occupancy level of 90% or better. The second stage entails increasing selling prices to new residents so that over a one to three year period, discounted rates are replaced by undiscounted rates. Accordingly, the Company expects its future Free-standing AL operating margins to benefit from higher occupancy, lower marketing costs associated with stabilized census, the expiration of existing incentive pricing arrangements, and higher pricing generally.

Control Operating Expenses:

The Company has focused on reducing certain costs, such as contract labor and insurance and liability costs, through extensive quality assurance and risk management efforts as well as other operating costs reduction programs. In addition, the Company will continue to focus on its overhead and administrative costs for savings opportunities in areas such as telecommunications, utilities and staffing.

Operating Segments

The Company operates in two business segments: Retirement Centers and Free-standing ALs. The Retirement Centers include CCRCs, EF Communities and congregate living residences. The Retirement Centers are established communities with strong reputations within their respective markets and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. Free-standing ALs are smaller than Retirement Centers and provide assisted living and specialized care such as Alzheimer’s and memory enhancement programs. Most of the Company’s Free-standing ALs began operations during 1999 and 2000 and are in the fill-up stage.

The following table presents the number, total unit capacity and total occupancy of the Company’s communities at December 31, 2002 and 2001.

	Number of Communities			Total Unit Capacity			Total Occupancy

	December 31,			December 31,			December 31,

			2002			2002			2002
	2002	2001	Avg(1)	2002	2001	Avg(1)	2002	2001	Avg(1)

Retirement Centers:
Owned	11	16	12	3,420	4,553	3,648	95%	94%	94%
Leased(2)	15	9	14	4,380	2,693	3,782	94%	94%	94%
Managed	6	7	6	2,092	2,542	2,274	92%	90%	89%

Total	32	32	32	9,892	9,788	9,704	94%	93%	93%

Free-standing ALs:
Owned	13	8	10	1,222	680	931	75%	60%	70%
Leased(2)	20	24	23	1,775	2,226	2,190	83%	63%	74%
Managed	—	1	—	—	82	16	—%	83%	n/a

Total	33	33	33	2,997	2,988	3,137	80%	63%	73%

Owned and Leased:
Retirement Centers	26	25	25	7,800	7,246	7,430	94%	94%	94%
Free-standing ALs	33	32	34	2,997	2,906	3,121	80%	63%	73%

Total	59	57	59	10,797	10,152	10,551	91%	85%	88%

Owned, Leased and Managed:
Retirement Centers	32	32	32	9,892	9,788	9,704	94%	93%	93%
Free-standing ALs	33	33	33	2,997	2,988	3,137	80%	63%	73%

Total	65	65	65	12,889	12,776	12,841	91%	86%	88%

(1)	Represents the 2002 quarterly weighted average of the number of communities, total capacity and total occupancy.

(2)	At December 31, 2001, 14 of the 33 leases (two Retirement centers and 12 Free-standing ALs) were synthetic leases. Prior to December 31, 2002, the Company terminated all synthetic leases, becoming the owner or lessor for financial reporting purposes. See “Business — Synthetic Lease Communities” below.

Completion of Refinancing Plan, HCPI Transactions and Exchange Offer

During 2001, the Company developed its Refinancing Plan to address its debt and lease obligations which matured during 2002, including $132.9 million of its Old Debentures. Between November 2001 and September 2002, the Company consummated sale lease-back transactions relating to 16 communities and various other mortgage refinancing and capital raising transactions. In addition, on September 30, 2002, the Company completed the Refinancing Plan and repaid the Old Debentures primarily through the completion of the HCPI Transactions and the Exchange Offer described below.

On August 14, 2002, the Company entered into a loan agreement with Health Care Property Investors, Inc. (“HCPI”), a real estate investment trust, pursuant to which HCPI agreed to loan one of the Company’s subsidiaries $112.8 million (the “HCPI Loan”). The Company also contemporaneously entered into a contribution agreement with HCPI (the “HCPI Investment Agreement”) under which HCPI agreed to make a $12.2 million equity investment in certain other subsidiaries of the Company (the “HCPI Equity Investment”). The HCPI Loan and the HCPI Equity Investment are collectively referred to as the “HCPI Transactions.”

HCPI’s obligation to consummate the HCPI Transactions was subject to a number of conditions and contingencies, including the requirement that the Company successfully complete an exchange offer with the holders of the Old Debentures (the “Exchange Offer”). On September 26, 2002, the Company completed the Exchange Offer by exchanging $99.8 million aggregate principal amount of its Old Debentures for approximately $86.8 million aggregate principal amount of the Company’s new 5 3/4% Series A Senior Subordinated Notes Due September 30, 2002 (the “Series A Notes”) and approximately $16.0 million aggregate principal amount of its new 10% Series B Convertible Senior Subordinated Notes Due April 1, 2008 (the “Series B Notes”). For each $1,000 principal amount of Old Debentures exchanged, the Company issued $869 principal amount Series A Notes and $160 principal amount of Series B Notes. Following completion of the Exchange Offer, approximately $33.1 million aggregate principal amount of Old Debentures were outstanding. The Series A Notes and the Series B Notes are unsecured and subordinated to all of the Company’s existing and future indebtedness and lease financing obligations. Interest on the Series B Notes is due semiannually. The Company has the option to pay up to 2% interest per year on the Series B Notes through the issuance of additional Series B Notes rather than in cash. The Company’s Series B Notes are convertible at any time into shares of the Company’s common stock at a conversion price of $2.25 per share at the option of the holder.

On September 30, 2002 the Company completed the HCPI Transactions, paying approximately $5.2 million of transaction costs and receiving approximately $119.8 million of net proceeds, which were used to repay the $86.8 million of Series A Notes and the $33.1 million of Old Debentures that were not exchanged in the Exchange Offer. Approximately $4.3 million of the transaction costs have been capitalized as debt financing costs in other assets and will be amortized over the five year term of the HCPI Loan.

The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5%. The Company will only be required to pay in cash 9% interest per year until April 2004. Thereafter, the cash interest payment rate will increase each year by fifty-five basis points. The cash portion of interest is payable quarterly, with any unpaid interest accruing and compounding quarterly. The Company will be permitted to repay the loan in whole or in part at any time after September 30, 2005. The $112.8 million principal balance and all accrued interest will be payable at the maturity of the loan.

The $12.2 million HCPI Equity Investment was made in return for a 9.8% ownership interest in certain subsidiaries (the “Real Estate Companies”) of the Company’s subsidiary that is the borrower under the HCPI Loan. The Real Estate Companies function solely as passive real estate holding companies owning the real property and improvements of nine of the Company’s Retirement Centers. These Retirement Centers are leased to, and operated by, other operating subsidiaries of the borrower subsidiary in which HCPI has no interest. During the term of its investment in each Real Estate Company, HCPI and the borrower subsidiary will have mutual decision making authority with respect to the Real Estate Companies. HCPI has the right to receive certain preferred distributions from any cash generated by the Real Estate Companies. The borrower subsidiary has the right to repurchase HCPI’s minority interest in the Real Estate Companies for one year beginning September 30, 2006. HCPI has the right to purchase the borrower subsidiary’s interests in the Real Estate Companies beginning September 30, 2007.

The HCPI Loan is secured by a first-priority security interest in the borrower subsidiary’s 90.2% ownership interests in the Real Estate Companies, and in certain cash reserve accounts. If the borrower subsidiary defaults or fails to repay the loan at maturity, HCPI’s initial claim against that subsidiary, absent fraud or certain other customary events of malfeasance, will be to exercise its security interests. If the foreclosure does not fully satisfy the HCPI Loan, the borrower subsidiary’s personal liability for the remainder of the HCPI Loan is limited to an amount equal to the equity value of one of the borrower’s subsidiaries other properties. In the event of a default under the HCPI Loan, the operating subsidiaries will continue to operate these communities under a master lease, which has an initial term of 15 years, commencing September 30, 2002, with two ten-year extensions that are exercisable at the Company’s option.

Between November 2001 and September 2002, pursuant to the Refinancing Plan, the Company consummated sale lease-back transactions relating to 16 communities and various other mortgage refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund related reserve and escrow requirements. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the completion of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later. The Company has debt maturities totaling $50.5 million due in the first two quarters of 2004. Expected cash flows from operations will not be sufficient to meet these requirements. The Company plans to refinance or extend this debt during 2003. The failure to extend, refinance or repay the debt due in 2004 will have a material adverse effect upon the Company.

Synthetic Lease Communities

At December 31, 2001, the Company operated 14 of its communities (two Retirement Centers and 12 Free-standing ALs) under a lease structure commonly referred to as a synthetic lease. The Company’s synthetic leases were treated as operating leases for accounting purposes and financing leases for income tax purposes.

The synthetic leases contained termination rights whereby the Company as lessee had the right to terminate the leases and acquire the leased assets in exchange for the assumption of related debt, forgiveness of note receivables, and the repayment of lessor equity. Upon termination or expiration of the synthetic leases, the Company could either purchase the property from the lessor at a predetermined amount, sell the property to a third party, or request a renewal of the lease agreement. If the property was sold to a third party for less than the original cost, the Company was obligated, under residual value guarantees, to pay the lessor an amount equal to any shortfall, not to exceed approximately 85% of the original cost of the communities.

During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would terminate all synthetic leases during 2002. The Company’s synthetic leases were structured such that upon the termination of these synthetic leases, the Company became the owner of each community. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs and does not have any remaining synthetic leases. See Note 17 to Consolidated Financial Statements.

Off-Balance Sheet Assets — Leased and Managed Communities

As of December 31, 2002, the Company operates 32 Retirement Centers and 33 Free-standing ALs. Of the 32 Retirement Centers, the Company owns 11, operates three pursuant to lease financing obligations (which include purchase options) and 12 pursuant to operating leases. The Company manages six Retirement Centers for third parties and has invested $6.0 million in purchase options for two of the six managed communities. Of the remaining four managed communities, two are cooperatives that are owned by their residents and one is owned by a not-for-profit sponsor. The Company’s remaining management agreement relates to the Freedom Square Retirement Center (“Freedom Square”), which the Company operates pursuant to a long-term management contract. The initial term of the management contract has 16 years remaining, and there is an additional extension term of 20 years, exercisable at the Company’s option. Freedom Square is a 730 unit entrance fee community and the Company earns a management fee pursuant to the Freedom Square management contract that is equal to all of the cash flow generated by the community, including entrance fee sales proceeds, that is in excess of its operating costs, capital expenditures, mortgage payment and a fixed $3.0 million annual distribution to the owner, which escalates 3% annually. The Company has guaranteed the $17.4 million first mortgage debt secured by the land, and certain buildings and equipment at Freedom Square.

Of the 33 Free-standing ALs operated by the Company as of December 31, 2002, 11 were owned, seven were operated pursuant to lease financing obligations, and 13 were operated pursuant to operating leases. The two remaining free-standing assisted living residences are non-consolidated and owned by joint ventures. ARC owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $12.1 million of first mortgage debt secured by the two joint venture assets.

Sale Lease-back Transactions

Pursuant to the Refinancing Plan, the Company completed 16 sale lease-back transactions, including the sale of 11 pre-stable Free-standing ALs and five Retirement Centers. During 2002, the Company recorded losses related to the 11 Free-standing AL sale lease-back transactions totaling $30.8 million. In addition, during 2001, the Company recorded losses of $7.9 million during the quarter ended December 31, 2001 bringing the total loss on the sale lease-back Refinancing Plan transactions to $38.7 million. These losses are considered residual value guarantee amounts and have been fully recognized as lease expense. The Company does not expect to incur any additional residual value guarantee amounts. Several of the sale lease-back agreements contain provisions for future earn-out payments to the Company in excess of the original sales prices, dependent on future operating results.

In addition, because the Company’s sale lease-back transactions resulted in the early termination of certain existing synthetic leases, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001 and $8.8 million during the year ended December 31, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million.

The Company recorded a total of approximately $48.0 million in losses related to the sale lease-backs of the 11 pre-stable Free-standing ALs. The Company did not incur any cash costs other than transaction costs in connection with these transactions. Given the long-term nature of the lease-back arrangements and the earn-out provisions in the sales contracts, the Company recorded these transactions as long-term financings. Although lease accounting rules require the recognition of a loss in the amount of the difference between the sales prices and the Company’s cost basis in the assets (including the leasehold acquisition costs of its synthetic leases) and the residual value guarantees in the synthetic leases, the Company believes it will continue to derive economic benefits from the assets in the form of future payments under the earn-out provisions in excess of the amounts currently included in the sales price, as well as from any improvement in operating results as the communities increase occupancy and improve performance.

During 2002, the Company recorded deferred gains of $17.6 million on the five Retirement Center sale lease-back transactions. The deferred gain is being amortized over the 15 year term of the initial lease periods, increasing the Company’s deferred gain on sale lease-back transactions to $27.6 million at December 31, 2002, net of amortization. See Note 11 to the consolidated financial statements.

Managed SPE Communities

During 1998 and 1999, the Company entered into a number of agreements with special purpose entities (“SPEs”) for the development and management of 26 Free-standing ALs (“Managed SPE Communities”). Under the terms of these agreements, following development and construction, the Managed SPE Communities leased the communities from third-party lessors. The Company managed each of the Managed SPE Communities pursuant to a management agreement that provided for the payment of management fees to the Company based on a percentage of each community’s gross revenues, and required the Managed SPE Communities to fund all costs associated with the operations of the communities up to certain specified limits. The Company was responsible for paying operating costs that exceeded the Managed SPE Community funding limits.

The Company had options to purchase or rights of first refusal to acquire the leasehold interests in the Managed SPE Communities from the SPE owners, but was under no obligation to do so. During 2000, the Company acquired 13 leasehold interests in Managed SPE Communities and acquired fee simple title to one Managed SPE Community. During 2001, the Company acquired the leasehold interests in the remaining 12 Managed SPE Communities for an aggregate purchase price of

$19.2 million. In connection with the 2001 acquisitions, the Company accrued $2.0 million for payments due in 2002, and issued approximately $17.2 million of interest-only notes, due October 1, 2008, bearing interest at 9.58% per annum. The notes are secured by the Company’s interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. Six of these leasehold interests were acquired from entities affiliated with John Morris, a director of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” and notes 17 and 20 of the Consolidated Financial Statements.

The results of the operations of the Managed SPE Communities are not included in the Consolidated Financial Statements prior to their purchase by the Company. To the extent that the Company funded costs above the SPE owners’ funding limits, the Company recorded these costs using a modified equity method of accounting. During 2001 and 2000, the Company recorded $5.0 million and $2.2 million, respectively, of these costs as Equity in Losses of Managed SPE Communities in the Statement of Operations. At December 31, 2001, the Company had no further Managed SPE Communities or operating deficit agreements.

Government Regulation

The Companies facilities are subject to various extensive federal, state and local requirements, and are subject to frequent regulatory change. While such requirements vary by state, they typically relate to licensure, staffing, physical design, required services, and resident characteristics. The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Certain states require certificate of need review in order to provide certain services. Currently, independent living and assisted living senior residences are only subject to limited federal and state laws. While a number of states have not yet enacted statutes or regulations specifically governing assisted living facilities, the Company’s communities are subject to regulation, licensing, and permitting by state and local health and social service agencies and other regulatory authorities. The Company believes that such regulation will increase in the future, and that regulation of the assisted living industry is evolving and is likely to become more burdensome, although the Company is unable to predict the content of new regulations or their effect on its business.

The Company’s skilled nursing centers and home health agencies are subject to federal certification requirements in order to participate in the Medicare and Medicaid programs. Approximately 10.5%, 8.5%, and 5.0% of the Company’s total revenues for the years ended December 31, 2002, 2001, and 2000, respectively, were attributable to Medicare, including Medicare-related private co-insurance, and Medicaid. These reimbursement programs are subject to extensive regulation and frequent change, which may be beneficial or detrimental to the Company. Certain temporary rate add-ons for the Company’s skilled nursing Medicare reimbursement rates expired effective October 1, 2002, reducing the Company’s revenue by approximately $400,000 per quarter. In addition, certain per person annual limits on therapy services, which have been temporarily suspended, will become effective again on July 1, 2003, unless Congress takes additional action before that date. Such limits are not expected to have a significant impact on the Company.

The Company’s EF Communities are subject to regulation by certain state departments of insurance and various state agencies, and must meet various guidelines and disclosure requirements in order to operate and market entrance fee contracts.

Many of the Company’s communities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, one or more of the Company’s communities may be cited for operating or other deficiencies by regulatory authorities. Although most inspection deficiencies can be resolved through a plan of correction, the regulatory agency may have the right to levy fines, impose conditions on operating licenses, suspend licenses, or propose other sanctions for the facility. These actions could have an adverse impact on the Company’s business, operating results or financial condition.

There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns. In particular, the Department of Health and Human Services (“DHHS”) has released final privacy regulations implementing portions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Compliance with these privacy regulations generally becomes mandatory April 14, 2003. These privacy regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information. Under HIPAA, DHHS also has recently issued final security regulations that become mandatory in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted. Further, DHHS has issued final regulations establishing standards and code sets that healthcare providers must use when conducting certain healthcare transactions electronically. Compliance with these standards is required by October 16, 2003 for providers such as the Company, that filed for an extension in 2002. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties. The Company will continue to remain subject to any Federal or state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties. The Company’s management believes that the Company should be able to replace or modify its systems and procedures to ensure compliance with HIPAA and such other legislation or regulations. Management does not expect costs incurred to comply with HIPAA to have a material impact on the Company’s operating results.

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

Some of the Company’s communities generate medical waste which may contain infectious diseases. Disposal of medical waste is subject to various regulations including permits, transportation, disposal and recordkeeping. The Company contracts with licensed third-parties to properly dispose of these items. Any finding that the Company is not in full compliance with these environmental laws and regulations could have an adverse impact on the Company.

In addition, the Company is subject to various Federal, state, and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator, or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

Competition

The senior living and health care services industry is highly competitive and the Company expects that providers within the industry will continue to be competitive in the future. During the mid- to late-1990’s, a large number of assisted living units were developed. This additional capacity has had the effect of increasing the time required to fill assisted living units in most markets and has resulted in significant pricing pressures in those markets. The Company believes that the primary competitive factors in the senior living and health care services industry are (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered; (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives, many of whom may have greater financial resources than the Company. In addition, the Company competes with many assisted living companies that are currently insolvent or that are experiencing financial difficulties. These competitors may gain a competitive advantage over the Company as a result of the effect of bankruptcy, reorganization or other insolvency proceedings.

The Company believes it has a reputation as a leader in the industry and as a provider of high quality services. Because seniors tend to choose senior living communities near their homes or their families, the Company’s principal competitors are other senior living and long-term care communities in the same local geographic areas as the Company’s communities. The Company is one of the largest companies in the senior living health care industry and is not limited to a single geographic region. The Company’s size has also allowed it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers. The market for these professionals has become very competitive, with resulting pressure on salaries and compensation levels. However, the Company believes it is able to attract and retain quality managers through its reputation, and through its incentive compensation system that directly rewards successful efforts and places a premium on profitable growth.

Insurance

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. As a result, the Company has significantly increased the staff and resources involved in quality assurance, compliance and risk management. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company’s owned, leased and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general and professional liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance have risen substantially in recent years.

Effective January 1, 2003, the Company renewed its general and professional liability policy, resulting in lower premiums but increased retention levels ranging from $1,000,000 to $5,000,000. The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million. During the year ended December 31, 2002, the Company expensed $2.6 million of property, general liability, and professional medical malpractice insurance claims, including legal costs, related to multiple insurance years. Additionally, the Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2002 of $4.2 million.

The Company operates under a large deductible workers’ compensation program, with excess loss coverage provided by third party carriers. During July 2002, the Company renewed its workers’ compensation program with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. As of December 31, 2002, the Company provided cash collateralized letters of credit in the aggregate amount of $4.7 million related to this program, which is reflected as assets limited as to use on the Company’s balance sheet. During the year ended December 31, 2002, the Company expensed $3.2 million of workers’ compensation claims, which includes legal costs related to multiple insurance years. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2002 of $3.8 million.

On January 1, 2002, the Company initiated a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.7 million for aggregate calendar 2002 claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. During the year ended December 31, 2002, the Company expensed $15.0 million of employee medical insurance claims and costs. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2002 of $3.8 million.

There can be no assurance that a claim in excess of the Company’s insurance coverage limits will not arise. A claim against the Company not covered by, or in excess of, the Company’s coverage limits could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Employees

The Company employs approximately 8,100 persons. As of December 31, 2002, an aggregate of approximately 120 employees at two Free-standing ALs were represented by a labor union. The Company believes that its relationship with its employees is good.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company.

Name	Age	Position

W. E. Sheriff	60	Chairman and Chief Executive Officer

Christopher J. Coates	52	President and Chief Operating Officer

George T. Hicks	45	Executive Vice President — Finance, Chief Financial Officer, and Treasurer Secretary

H. Todd Kaestner	47	Executive Vice President — Corporate Development

James T. Money	55	Executive Vice President — Sales and Marketing

Gregory B. Richard	49	Executive Vice President — Community Operations

Terry L. Frisby	52	Senior Vice President — Human Resources/Corporate Culture and Compliance

Bryan D. Richardson	44	Senior Vice President — Finance

Ross C. Roadman	52	Senior Vice President — Strategic Planning and Investor Relations

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

Christopher J. Coates has served as President and Chief Operating Officer of the Company and its predecessors since January 1993 and as a director of the Company since January 1998. From 1988 to 1993, Mr. Coates served as Chairman of National Retirement Company, a senior living management company acquired by a subsidiary of the Company in 1992. From 1985 to 1988, Mr. Coates was senior director of the Retirement Housing Division of Radice Corporation, following that company’s purchase in 1985 of National Retirement Consultants, a company formed by Mr. Coates. Mr. Coates is the current Chairman of the Assisted Living Federation of America, and a former Chairman of the Board of Directors of the American Senior Housing Association.

George T. Hicks has served as Executive Vice President — Finance, Chief Financial Officer, Secretary and Treasurer since September 1993. Mr. Hicks has served in various capacities for the Company’s predecessors since 1985, including Vice President — Finance and Treasurer from November 1989 to September 1993.

H. Todd Kaestner has served as Executive Vice President — Corporate Development since September 1993. Mr. Kaestner has served in various capacities for the Company’s predecessors since 1985, including Vice President — Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

James T. Money has served as Executive Vice President — Sales and Marketing since September 1993. Mr. Money has served in various capacities for the Company’s predecessors since 1978, including Vice President — Development from 1985 to 1993.

Gregory B. Richard has served as Executive Vice President — Community Operations since January 2000. Mr. Richard was previously with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

Terry L. Frisby has served as Senior Vice President — Human Resources/Corporate Culture and Compliance since January 1999. Mr. Frisby served as Vice President - Corporate Culture and Compliance from July 1998 to January 1999. Prior to this Mr. Frisby was principal of a healthcare consulting business located in Nashville, Tennessee, from 1988 to 1998. Mr. Frisby serves on the Executive Council for Human Resources with the Assisted Living Federation of America.

Bryan D. Richardson has served as Senior Vice President — Finance since April 2000. Mr. Richardson was previously with a graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994.

Ross C. Roadman has served as Senior Vice President — Strategic Planning and Investor Relations since May 1999. Previously, Mr. Roadman served in various capacities, since 1980, at Ryder System, Inc., including as Group Director of Investor and Community Relations, Assistant Treasurer, Division Controller, and Director of Planning. Before joining Ryder, he held positions with Ernst & Young and the International Monetary Fund. He serves on the boards of several educational and charitable organizations as well as being active in various professional organizations.

Available Information

The Company’s Internet web site is http://www.arclp.com. The Company makes available free of charge through its website the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. Information contained on the Company’s website is not part of this report.

Item 2. Properties

The table below sets forth certain information with respect to the senior living communities currently operated by the Company.

Retirement Center		Unit Capacity(1)

							Commencement
Community	Location	IL	AL	ME	SN	Total	of Operations(2)

Owned(3):
Broadway Plaza	Ft. Worth, TX	214	40	-	122	376	Apr-92
Freedom Plaza Sun City Center	Sun City Center, FL	428	26	-	108	562	Jul-98
Freedom Village Brandywine	Glenmore, PA	292	15	18	47	372	Jun-00
Freedom Village Holland	Holland, MI	330	22	29	67	448	Jul-98
Homewood at Corpus Christi	Corpus Christi, TX	59	30	-	-	89	May-97
Lake Seminole Square	Seminole, FL	306	33	-	-	339	Jul-98
Parkplace	Denver, CO	176	43	17	-	236	Oct-94
Richmond Place	Lexington, KY	178	60	20	-	258	Apr-95
Santa Catalina Villas	Tucson, AZ	162	70	15	42	289	Jun-94
The Summit at Westlake Hills	Austin, TX	149	30	-	90	269	Apr-92
Wilora Lake Lodge	Charlotte, NC	135	47	-	-	182	Dec-97

Subtotal		2,429	416	99	476	3,420

Leased:
Carriage Club of Charlotte(4)	Charlotte, NC	276	63	34	42	415	May-96
Carriage Club of Jacksonville(5)	Jacksonville, FL	238	60	-	-	298	May-96
Freedom Plaza Arizona(6)	Peoria, AZ	348	-	42	164	554	Jul-98
Freedom Plaza Care Center(7)	Peoria, AZ	-	41	-	128	169	Jul-01
The Hampton at Post Oak(8)	Houston, TX	149	39	-	56	244	Oct-94
Heritage Club(9)	Denver, CO	200	35	-	-	235	Feb-95
Heritage Club at Greenwood Village(10)	Denver, CO	-	75	15	90	180	Nov-99
Holley Court Terrace(11)	Oak Park, IL	161	16	-		177	Jul-93
Homewood at Victoria(12)	Victoria, TX	60	30	-		90	May-97
Imperial Plaza(13)	Richmond, VA	756	148	-	-	904	Oct-97
Oakhurst Towers(14)	Denver, CO	171	-	-	-	171	Feb-99
Parklane West(15)	San Antonio, TX	-	17	-	124	141	Jan-00
Park Regency(15)	Chandler, AZ	120	-	-	66	186	Sep-98
Trinity Towers(15)	Corpus Christi, TX	197	62	20	75	354	Jan-90
Westlake Village (16)	Cleveland, OH	211	51	-	-	262	Oct-94

Subtotal		2,887	637	111	745	4,380

Managed(17):
Burcham Hills	East Lansing, MI	87	50	54	133	324	Nov-78
Freedom Square(18)	Seminole, FL	363	103	70	194	730	Jul-98
Glenview at Pelican Bay	Naples, FL	118	-	-	35	153	Jul-98
Somerby at Jones Farm(19)	Huntsville, AL	136	48	-	-	184	Apr-99
Somerby at University Park(19)	Birmingham, AL	238	82	28	-	348	Apr-99
The Towers	San Antonio, TX	353	-	-	-	353	Oct-94

Subtotal		1,295	283	152	362	2,092

Total Retirement Centers		6,611	1,336	362	1,583	9,892

Free-standing Assisted Living
		Unit Capacity(1)

							Commencement
Community	Location	IL	AL	ME	SN	Total	of Operations(2)

Owned(3):
Bahia Oaks Lodge	Sarasota, FL	-	92	-	-	92	Jun-98
Broadway Plaza at Westover Hills	Ft. Worth, TX	-	74	17	-	91	Feb-01
Freedom Inn at Scottsdale	Scottsdale, AZ	-	94	25	-	119	Mar-01
Homewood at Air Force Village	San Antonio, TX	-	39	-	-	39	Nov-00
Homewood at Boynton Beach	Boynton Beach, FL	-	78	17	-	95	Jan-00
Homewood at Castle Hills	San Antonio, TX	20	60	17	-	97	Feb-01
Homewood at Deane Hill	Knoxville, TN	26	52	30	-	108	Oct-98
Homewood at Rockefeller Gardens	Cleveland, OH	15	90	34	-	139	Dec-99
Homewood at Sun City Center(20)	Sun City Center, FL	-	60	31	-	91	Aug-99
Homewood at Tarpon Springs	Tarpon Springs, FL	-	64	-	-	64	Aug-97
McLaren Homewood Village(21)	Flint, MI	9	71	38	-	118	Apr-00
Summit at Northwest Hills	Austin, TX	-	106	16	-	122	Aug-00
Village of Homewood(22)	Lady Lake, FL	-	32	15	-	47	Apr-98

Subtotal		70	912	240	-	1,222

Leased:
Hampton at Cypress Station(23)	Houston, TX	-	81	19	-	100	Feb-99
Hampton at Pearland(15)	Houston, TX	15	53	17	-	85	Feb-00
Hampton at Pinegate(15)	Houston, TX	-	80	16	-	96	May-00
Hampton at Spring Shadows(15)	Houston, TX	-	54	16	-	70	May-99
Hampton at Willowbrook(15)	Houston, TX	-	53	18	-	71	Jun-99
Hampton at Shadowlake(15)	Houston, TX	-	79	19	-	98	Apr-99
Heritage Club at Aurora(24)	Aurora, CO	-	80	17	-	97	Jun-99
Heritage Club at Lakewood(24)	Lakewood, CO	-	78	17	-	95	Apr-00
Homewood at Bay Pines(24)	St Petersburg, FL	-	80	-	-	80	Jul-99
Homewood at Boca Raton(10)	Boca Raton, FL	-	60	18	-	78	Oct-00
Homewood at Brookmont Terrace(25)	Nashville, TN	-	62	34	-	96	May-00
Homewood at Cleveland Park(24)	Greenville, SC	-	75	17	-	92	Aug-00
Homewood at Coconut Creek(10)	Coconut Creek, FL	-	81	18	-	99	Feb-00
Homewood at Countryside(24)	Safety Harbor, FL	-	57	25	-	82	Oct-99
Homewood at Delray Beach (8)	Delray Beach, FL	-	52	32	-	84	Oct-00
Homewood at Lakeway(15)	Austin, TX	-	66	15	-	81	Sep-00
Homewood at Naples(24)	Naples, FL	-	76	24	-	100	Sep-00
Homewood at Pecan Park(10)	Fort Worth, TX	-	80	17	-	97	Aug-00
Homewood at Richmond Heights(8)	Cleveland, OH	-	78	17	-	95	Feb-00
Homewood at Shavano Park(8)	San Antonio, TX	-	62	17	-	79	Jun-00

Subtotal		15	1,387	373	-	1,775

Total Free-standing ALs		85	2,299	613	-	2,997

Grand Total		6,696	3,635	975	1,583	12,889

(1)	Current unit capacity by care level and type: independent living residences (IL), assisted living residences (AL), memory enhanced (ME), and skilled nursing beds (SN).

(2)	Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.

(3)	The Company’s owned communities are subject to mortgage liens or serve as collateral for various financing arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(4)	Leased pursuant to an operating lease expiring December 31, 2016, with renewal options for up to two additional five-year terms.

(5)	Leased pursuant to a master operating lease expiring March 31, 2017, with renewal options for up to two additional ten-year terms.

(6)	Leased pursuant to an operating lease expiring July 2018, with renewal options for up to two additional ten-year terms.

(7)	The community is owned by Maybrook Realty, Inc., of which W.E. Sheriff, the Company’s chairman and chief executive officer owns 50%. Leased pursuant to a term of nine years and six months, expiring December 31, 2010, with a renewal option of ten years. The Company also has an option to purchase the community at a predetermined price.

(8)	Leased pursuant to a master operating lease expiring March 31, 2017, which provides for certain purchase options or contingent earn-outs and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional ten-year terms.

(9)	Leased pursuant to a master operating lease expiring June 30, 2012, which provides for certain purchase options and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to five additional ten-year terms.

(10)	Leased pursuant to an operating lease expiring March 31, 2017, which provides for a contingent earn-out and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional five-year terms.

(11)	Leased pursuant to an operating lease expiring February 28, 2017, with renewal options for up to two additional five-year terms.

(12)	Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten-year terms.

(13)	Leased pursuant to an operating lease expiring October 2017, with a seven-year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.

(14)	Leased pursuant to a 14-year operating lease expiring February 2013 from a managed entity. The Company also has an option to purchase the community at the expiration of the lease term.

(15)	Leased pursuant to a master operating lease expiring June 30, 2014, with renewal options for up to four additional ten-year terms.

(16)	During 2000, the Company sold the property and subsequently leased the property back from the buyer. Leased pursuant to a seven-year operating lease expiring December 31, 2007, with two renewal options of 13 and ten years. The sale lease-back agreement also includes a right of first refusal for the Company.

(17)	Except as noted below, the Company’s management agreements are generally for terms of five to ten years, but may be canceled by the owner of the community, without cause, on three to six months’ notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner’s expense and receives a monthly fee for its services based either on a contractually fixed amount or percentage of revenues or income plus reimbursement for certain expenses.

(18)	Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community’s owner. The Company has an option to purchase the community at a predetermined price.

(19)	The management agreements grant ARC options to purchase the communities upon achievement of stabilized occupancy at formula-derived prices.

(20)	Owned by a joint venture in which the Company owns a 50% interest.

(21)	Owned by a joint venture in which the Company owns a 37.5% interest.

(22)	Owned by a joint venture in which the Company owns a 50% interest.

(23)	Leased pursuant to an operating lease expiring April 1, 2012, with renewal options for up to three additional five-year terms.

(24)	Leased pursuant to a master operating lease expiring June 30, 2012, with renewal options for up to four additional ten-year terms.

(25)	Leased pursuant to an operating lease expiring October 31, 2017, which provides for a contingent earn-out and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional five-year terms.

Item 3. Legal Proceedings

The ownership of property and provision of services related to the retirement industry entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company’s financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims that management believes meets industry standards. The Company believes these liabilities have been adequately accrued for as of December 31, 2002. See “Business — Insurance.” There can be no assurance that the Company will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the New York Stock Exchange under the symbol “ACR.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s Common Stock as reported on the NYSE.

Year Ended December 31, 2002	High	Low

First Quarter	$2.800	$1.000
Second Quarter	3.140	1.700
Third Quarter	2.600	1.600
Fourth Quarter	2.020	1.300

Year Ended December 31, 2001	High	Low

First Quarter	$5.400	$2.900
Second Quarter	3.950	3.000
Third Quarter	4.150	3.310
Fourth Quarter	3.600	1.780

As of March 3, 2003, there were 463 shareholders of record and 2,227 persons or entities holding Common Stock in nominee name.

It is the current policy of the Company’s Board of Directors to retain all future earnings to repay debt obligations. Accordingly, the Company does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors. However, certain loan agreements currently prohibit the payment of cash dividends on our common stock.

Except as previously described in the Company’s Quarterly Reports on Form 10-Q, the Company did not sell any securities during the year ended December 31, 2002 without registration under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

On July 14, 1998, the Company acquired privately-held Freedom Group, Inc. (“FGI”) and certain affiliated entities. The acquisition resulted in seven additional Retirement Centers (four owned, one leased and two managed).

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Resident and health care	$324,865	$253,920	$200,805	$164,592	$130,036
Management and development services	1,959	2,296	5,309	10,678	12,321
Reimbursed expenses	5,046	7,304	6,671	8,751	4,080

Total revenues	331,870	263,520	212,785	184,021	146,437
Operating expenses:
Community operating expenses	237,002	179,718	138,670	105,978	82,698
General and administrative	26,720	29,297	19,420	15,020	10,581
Lease expense(1)	72,265	35,367	18,267	12,985	9,063
Depreciation and amortization	21,782	19,737	16,587	13,501	10,025
Amortization of leasehold acquisition costs	11,183	1,980	555	191	—
Asset impairments	4,011	6,343	—	12,536	—
Merger related costs	—	—	—	—	994
Reimbursed expenses	5,046	7,304	6,671	8,751	4,080

Total operating expenses	378,009	279,746	200,170	168,962	117,441

Operating (loss) income	(46,139)	(16,226)	12,615	15,059	28,996

Other income (expense):
Interest expense	(46,193)	(38,135)	(36,517)	(23,668)	(17,924)
Interest income	4,888	10,540	14,791	9,123	4,092
Loss (gain) on sale of assets	(1,814)	(1,005)	267	3,036	80
Equity in loss of managed SPE communities	—	(5,029)	(2,234)	(374)	—
Lease income	2,627	2,852	1,348	—	—
Other	(161)	623	(476)	(314)	(242)

Other expense, net	(40,653)	(30,154)	(22,821)	(12,197)	(13,994)

(Loss) income from continuing operations before income taxes, minority interest extraordinary item and cumulative effect of change in accounting principle	(86,792)	(46,380)	(10,206)	2,862	15,002
Income tax expense (benefit)	487	(11,837)	(3,523)	1,087	5,652

(Loss) income from continuing operations before minority interest, extraordinary item and cumulative effect of change in accounting principle	(87,279)	(34,543)	(6,683)	1,775	9,350
Minority interest, net of tax	(597)	(92)	961	277	—

(Loss) income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(87,876)	(34,635)	(5,722)	2,052	9,350
Discontinued operations, net of tax:
Loss from community held-for-sale	(6,125)	—	—	—	—
Loss from home health operations	—	—	—	—	(1,244)
Write-off of home health assets	—	—	—	—	(902)

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(94,001)	(34,635)	(5,722)	2,052	7,204
Extraordinary loss on extinguishment of debt, net of tax	(756)	(287)	(124)	—	—
Cumulative effect of change in accounting for start-up costs, net of tax	—	—	—	—	(304)

Net (loss) income	$(94,757)	$(34,922)	$(5,846)	$2,052	$6,900

(1)	For the years ended December 31, 2002 and 2001, lease expense includes $30.8 million and $7.9 million, respectively, of lease expense related to residual value guarantees. See “Business – Sale Lease-back Transactions.”

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
(Loss) earnings Per Share:
Basic (loss) earnings per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(5.08)	$(2.01)	$(0.33)	$0.12	$0.67

Basic (loss) earnings per share	$(5.48)	$(2.03)	$(0.34)	$0.12	$0.49

Weighted average basic shares outstanding	17,294	17,206	17,086	17,129	13,947

Diluted (loss) earnings per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(5.08)	$(2.01)	$(0.33)	$0.12	$0.66

Diluted (loss) earnings per share	$(5.48)	$(2.03)	$(0.34)	$0.12	$0.49

Weighted average diluted shares outstanding	17,294	17,206	17,086	17,177	14,074

	At December 31,

	2002	2001	2000	1999	1998

	(in thousands)}
Balance Sheet Data:
Cash and cash equivalents	$18,244	$19,334	$19,850	$21,881	$20,400
Working capital (deficit) (2)	15,725	(368,453)	14,280	23,590	25,804
Land, buildings and equipment, net	578,804	525,174	473,062	431,560	388,404
Total assets	839,998	850,191	792,480	740,411	595,854
Long-term debt, including current portion (2)	540,651	562,125	483,690	435,988	300,667
Refundable portion of entrance fees	59,609	46,309	44,739	43,386	48,805
Shareholders’ equity	12,907	107,548	141,957	148,168	145,842

(2)	The working capital deficit at December 31, 2001 includes the current portion of long-term debt of $371.7 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The Company currently operates 65 senior living communities in 14 states with an aggregate unit capacity of approximately 12,900 units and resident capacity of approximately 14,400. The Company currently owns 24 communities, leases 35 communities pursuant to long-term leases, and manages six communities.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of the Company’s financial statements are more fully described in Note 2 to the Consolidated Financial Statements.

Revenue Recognition and Assumptions at Entrance Fee Communities

The Company’s six EF Communities provide housing and healthcare services through entrance fee agreements with residents. Under these agreements, residents pay an entrance fee upon entering into the contract, which provides certain limited lifecare benefits. The recognition of entrance fee revenue requires the use of various actuarial estimates. The Company recognizes this revenue by recording the nonrefundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. The Company periodically assesses the reasonableness of its mortality tables and other actuarial assumptions.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. The Company maintains property, general liability and professional malpractice insurance policies for the Company’s owned, leased and certain of its managed communities under a master insurance program. The Company reviews the adequacy of its accruals related to general and professional liability and workers’ compensation claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors, and adjusts accruals periodically. Changes in fact patterns or industry development factors could have a significant impact on the required accrual levels. On January 1, 2002, the Company became self-insured for employee medical coverage. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not reported. At December 31, 2002, the Company had accrued $4.2 million, $3.8 million and $3.8 million for general liability, workers’ compensation and employee medical claims, respectively.

Allowance for Doubtful Accounts

The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $2.4 million and $2.7 million as of December 31, 2002 and 2001, respectively. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical payment trends, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and makes adjustments in the allowance as necessary. Changes in legislation or economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

During 2002 and 2001, 10.5% and 8.5%, respectively, of the Company’s resident and health care revenues were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. The Company accrues contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if the Company has not agreed to or is appealing the assessment. Based upon final settlements with third-party payor programs, subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues upon final settlement during the year of service, or in general and administrative expense upon final settlement subsequent to the year of service.

Leasehold Acquisition Costs

At December 31, 2002 and 2001, the Company had $22.9 million and $33.5 million, respectively, of leasehold acquisition costs. The terms of the leasehold interests range from June 2011 to July 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements. Accumulated amortization and amortization expense for the years ended December 31, 2002 and 2001 were $13.9 million and $2.7 million and $11.2 million and $2.0 million, respectively. During the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it intended to exercise its termination rights under its fourteen synthetic leases during 2002. Accordingly, the Company accelerated the amortization of the leasehold acquisition costs for these communities over the expected lease termination date, resulting in $8.8 million and $472,000 of accelerated leasehold amortization expense for the years ended December 31, 2002 and 2001, respectively. See “Business — Synthetic Lease Communities” and “— Sale Lease-back Transactions”. The Company assesses the leasehold acquisition costs for impairment based upon the amount of estimated undiscounted future cash flows over the remaining lease terms.

Lease Classification

As of December 31, 2002, the Company operated many of its senior living communities under long-term leases. Certain of these leases provide for various additional lease payments, as well as renewal options. The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating leases or lease financing obligations. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company’s effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Sale lease-back transactions are recorded as financings when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs. Sale lease-back transactions recorded as financings result in maintaining the fixed assets on the balance sheet as well as recording debt equal to the net cash proceeds received.

Long-lived Assets and Goodwill

As of December 31, 2002, the Company’s long-lived assets were comprised primarily of $578.8 million of land, building and equipment and $22.9 million of leasehold acquisition costs. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning January 1, 2002, the Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2002, the Company had $36.5 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the year ended December 31, 2002, the Company recorded $4.0 million of impairment charges related to long-lived assets, all of which are classified as held-for-sale at December 31, 2002. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, lower than projected occupancy rates and changes in the cost structure of existing communities.

Purchase Options

Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or the Company determines it is no longer probable that the property will be acquired. The Company currently has purchase options related to four communities with an aggregate recorded value of $17.4 million. The Company estimates that two options with a total recorded value of $6.0 million may expire in 2004, based upon variable termination clauses dependent upon occupancy, an option with a recorded value of $1.0 million will expire in December 2012 and an option with a recorded value of $10.4 million will expire in October 2017. The Company intends to exercise these purchase options. If the Company determined at some future time that it no longer intended to exercise these options, transfer them for other consideration, or that their value was impaired, a loss would be recorded at that time.

Recognition of Contingent Earn-outs

During 2002 and 2001, as part of eight sale lease-back transactions with a third party buyer, the Company recognized losses on sale of assets of $918,000, net of estimated contingent earn-outs of $5.6 million (out of a maximum of $15.7 million). The earn-out provisions of the lease agreements specify certain criteria that must be met to receive the earn-out consideration. Based upon its review of the earn-out criteria, the Company believes that these estimated amounts are realizable, however, actual results may differ from these estimates under different assumptions or conditions. Management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

Results of Operations

Segment Results

The Company’s operations are divided into two segments: (1) Retirement Centers and (2) Free-standing ALs.

The Retirement Centers are generally comprised of the Company’s EF Communities and its MSF Retirement Centers, including those at which assisted living and/or nursing services are provided. The Retirement Centers are established communities with strong reputations within their respective markets, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Company’s Retirement Centers are the core segment of the Company’s business and comprise 32 of the 65 communities that the Company operates, with unit capacity of approximately 9,900, representing approximately 77% of the total unit capacity of the Company’s communities. At December 31, 2002 and 2001, the Company’s Retirement Centers had occupancy rates of 94% and 93%, respectively.

The Company has also developed and acquired a number of Free-standing ALs, most of which began operations during 1999 and 2000. Free-standing ALs are much smaller than Retirement Centers and are stand-alone communities that are not located on a Retirement Center campus. Most Free-standing ALs provide specialized care such as Alzheimer’s, memory enhancement and other dementia programs. During the last several years, the Free-standing AL market has suffered from adverse market conditions, including significant overcapacity in most markets, longer than anticipated fill-up periods, price discounting and price pressures. The Company expects these conditions to continue for the intermediate term. Although the Company ceased development of any additional Free-standing ALs in late 1999, many that were already in development were opened during 2000 and early 2001. The Company’s community operating results include only the Free-standing ALs that the Company owns or leases. The number of Free-standing ALs included in the Company’s consolidated operations grew as a result of acquisitions of Free-standing ALs and leasehold interests. See also “Business – Operating Segments” and “Item 2 – Properties” for additional information on the Company’s Free-standing AL communities.

The Company operates 33 Free-standing ALs, with unit capacity of approximately 3,000, representing approximately 23% of the total unit capacity of the Company’s communities. Many of these Free-standing ALs are in the fill-up stage. At December 31, 2002 and 2001, the Company’s Free-standing ALs had occupancy rates of 80% and 63%, respectively.

The following table sets forth certain selected financial and operating data on an operating segment basis(1) (in thousands).

	Years Ended December 31,

	2002	2001	2000

Revenues: (2)
Retirement Centers	$256,942	$224,703	$192,613
Free-standing ALs(3)	67,922	29,217	8,442
Corporate/Other (5)	7,006	9,600	11,730

Total	$331,870	$263,520	$212,785

NOI/Community EBITDAR: (4)
Retirement Centers	$81,741	$77,465	$64,802
Free-standing ALs	5,990	(1,781)	(2,412)
Corporate/Other(5)	(24,629)	(28,483)	(14,366)

Total	$63,102	$47,201	$48,024

	At December 31,

	2002	2001	2000

Total Assets:
Retirement Centers	$539,764	$511,468	$524,540
Free-standing ALs	210,376	239,333	213,233
Corporate/Other	89,858	99,390	54,707

Total	$839,998	$850,191	$792,480

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs. During 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center. Both 2001 and 2000 amounts have been restated to conform with the 2002 presentation.

(2)	Amounts have been restated to conform with the Company’s 2002 adoption of Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characteristics of Reimbursements Received for Out-of-Pocket Expenses Incurred.

(3)	Free-standing AL revenues represent the Company’s consolidated revenues for the period throughout the year the communities were owned or leased. The Company acquired leasehold interests of 12 Managed SPE Communities during 2001, including leasehold interests in ten Managed SPE Communities that were acquired as of December 31, 2001. The results of these communities are reflected in the Company’s income statement from the date of acquisition and, therefore, do not reflect a full year of operations until 2002.

(4)	Net Operating Income (“NOI”), or Community EBITDAR, is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, rent, asset impairments, equity in loss of Managed SPE Communities, other income (expense), minority interest, extraordinary items and discontinued operations.

(5)	Corporate/Other Revenues represent the Company’s development and management fee revenues, as well as reimbursed expenses of $5.0 million, $7.3 million and $6.7 million, respectively for the years ended December 31, 2002, 2001 and 2000. Corporate/Other NOI includes operating expenses related to corporate operations, regional, district and network support costs, and various insurance and liability accruals related to the Company’s insurance and self-insurance programs.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

Revenues. Total revenues were $331.9 million for the year ended December 31, 2002, compared to $263.5 million for the year ended December 31, 2001, representing an increase of $68.4 million, or 25.9%. Resident and health care revenues increased by $71.0 million, management and development services revenue decreased by $337,000, and reimbursement of out-of-pocket expenses decreased $2.3 million during the 2002 period. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $22.7 million as a result of the increase in the number of Free-standing ALs included in the Company’s consolidated operations, as well as $16.0 million related to the continued fill-up of these communities, (b) $10.8 million and $4.1 million related to the April 2002 and July 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively, (c) an increase of $7.3 million in revenue from therapy services, and (d) $12.7 million attributable to increased capacity as a result of Retirement Center expansions. These increases are offset by revenue decreases of $4.1 million related to the July 2001 sale of a California Retirement Center. The remaining increase relates primarily to increased average occupancy and additional entrance fee revenues.

Management and development services revenue and reimbursement of out-of-pocket expenses decreased by $337,000 and $2.3 million, respectively, and decreased as a percentage of total revenue to 0.6% and 1.5%, respectively, in the year ended December 31, 2002, from 0.9% and 2.8%, respectively, in the year ended December 31, 2001. The decrease in management and development services revenue is primarily related to decreased management fees at certain properties as a result of lower entrance fee sales of units during the first half of 2002, which reduces the formula-based management fees, as well as the decrease in the number of managed communities from eight at December 31, 2001 to six at December 31, 2002.

Retirement Center resident and health care revenues were $257.0 million in the year ended December 31, 2002, compared to $224.7 million in the year ended December 31, 2001, representing an increase of $32.3 million, or 14.4%. This increase resulted primarily from additional revenues as a result of the long-term lease (and the resulting consolidation of revenues) of Freedom Plaza Arizona and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2002. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues. Certain temporary rate add-ons for the Company’s skilled nursing Medicare reimbursement rates expired effective October 1, 2002, reducing the Company’s revenue by approximately $400,000 per quarter. In addition, certain per person annual limits on therapy services, which have been temporarily suspended, will become effective again on July 1, 2003, unless Congress takes additional action before that date. Such limits are not expected to have a significant impact on the Company.

Free-standing AL resident and health care revenues increased from $29.2 million in the year ended December 31, 2001 to $67.9 million in the year ended December 31, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company’s consolidated operations for an entire year, as well as increased occupancy at these communities.

Community Operating Expense. Community operating expense increased to $237.0 million in the year ended December 31, 2002, as compared to $179.7 million in the year ended December 31, 2001, representing an increase of $57.3 million, or 31.9%. The increase in community operating expense was primarily attributable to communities acquired or leased during 2001 and expansions. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various communities, as well as costs associated with the expansion of therapy services to additional communities during 2001 and 2002. Community operating expense as a percentage of resident and health care revenues increased to 72.9% from 70.8% for the years ended December 31, 2002 and 2001, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2001 which continue in the fill-up stage. The Company expects community operating expense to remain at greater than historical levels as a percentage of resident and health care revenues as the Free-standing ALs acquired during 2001 continue the fill-up stage.

Retirement Center community operating expenses were $175.2 million in the year ended December 31, 2002, compared to $147.2 million in the year ended December 31, 2001, representing an increase of $28.0 million, or 19.0%. Approximately $10.0 million and $7.5 million of this increase was attributable to the April 1, 2002 and July 1, 2001 long-term lease of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively. In addition, an expansion at a Retirement Center increased operating expenses by $3.0 million. Finally, $3.7 million of the increase related to expenses associated with the growth of the therapy services program during the year ended December 31, 2002. The remaining increase relates primarily to industry trends of higher recruiting and retention costs of qualified personnel, as well as increased average occupancies, resulting in increased Retirement Center operating expenses.

Free-standing AL community operating expenses increased from $31.0 million in the year ended December 31, 2001 to $61.9 million in the year ended December 31, 2002. This increase is largely related to the increase in the number of Free-standing ALs included in the Company’s consolidated operations for an entire year, as well as increased occupancy at these communities.

General and Administrative. General and administrative expense decreased to $26.7 million for the year ended December 31, 2002, as compared to $29.3 million for the year ended December 31, 2001, representing a decrease of $2.6 million, or 8.8%. This decrease is primarily attributable to increases in certain accruals during the year ended December 31, 2001, including $3.6 million related to an assessment on 1998 Medicare reimbursements at a community managed by the Company and bad debt provisions for various assessments received on prior year home health reimbursements. During 2002, as a result of several favorable rulings, these accruals were reduced by $2.7 million, resulting in approximately $6.3 million of year-to-year decrease in general and administrative expense. In addition, during 2002, workers’ compensation and general and professional liability expense decreased by $2.1 million as compared to 2001, offset by increases in accruals for self-insured employee medical coverage of $3.8 million and various costs related to the refinancing plan amounting to $3.1 million. General and administrative expense as a percentage of total revenues decreased to 8.1% compared to 11.1% for the years ended December 31, 2002 and 2001, respectively. Corporate general and administrative expense as a percentage of total revenues of all the communities operated by the Company, including managed, decreased to 6.5% compared to 8.0% for the years ended December 31, 2002 and 2001, respectively.

EBITDAR (Community NOI). EBITDAR increased $15.9 million from $47.2 million in the year ended December 31, 2001 to $63.1 million in the year ended December 31, 2002 as further described below.

Retirement Center EBITDAR increased $4.3 million, or 5.5%, from $77.5 million for the year ended December 31, 2001 to $81.7 million for the year ended December 31, 2002. This increase primarily relates to the April 2002 and July 2001 addition of the long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR improved by $7.8 million from a $1.8 million loss in the year ended December 31, 2001, to $6.0 million of earnings in the year ended December 31, 2002, primarily as a result of increased occupancy at these communities.

Other EBITDAR losses, largely related to changes in general and administrative expense, decreased by $3.9 million to $24.6 million in the year ended December 31, 2002 primarily attributable to the fluctuations noted in general and administrative expense above. The remaining increase relates to additional costs associated with therapy services, marketing, corporate operations, human resources, financial services and overhead, and increased network and assisted living management costs.

Lease Expense. As of December 31, 2002, the Company had operating leases for 35 of its communities, including 15 Retirement Centers and 20 Free-standing ALs. Lease expense increased $36.9 million from $35.4 million for the year ended December 31, 2001 to $72.3 million for the year ended December 31, 2002. Lease expense (excluding synthetic leases) increased to $35.8 million for the year ended December 31, 2002, as compared to $17.4 million for the year ended December 31, 2001, representing an increase of $18.4 million. This increase was primarily attributable to 11 additional leases entered into by the Company during 2001 and 2002, consisting of three Retirement Center leases which increased lease expense $10.1 million, and the acquisition of leasehold interests in eight Free-standing AL communities, which increased lease expense by $8.3 million.

As of December 31, 2002, the Company no longer operated any of its Free-standing ALs under synthetic lease structures. Synthetic lease expense increased to $36.5 million for the year ended December 31, 2002, as compared to $18.0 million for the year ended December 31, 2001, representing an increase of $18.5 million. Of the total $36.5 million of synthetic lease expense for the year ended December 31, 2002, $9.0 million related to Retirement Centers and $27.5 million related to Free-standing ALs. Of the total $36.5 million of synthetic lease expense for the year ended December 31, 2002, $30.8 million resulted from residual value guarantee amounts related to losses on sale lease-back transactions, of which $7.6 million related to Retirement Centers and $23.2 million related to Free-standing ALs.

As a result of completed transactions under the Refinancing Plan, the Company recorded losses from sale lease-back transactions of $30.8 million for the year ended December 31, 2002. These losses are considered residual value guarantee amounts and have been fully recognized as lease expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $21.8 million in the year ended December 31, 2002 from $19.7 million in the year ended December 31, 2001, representing an increase of $2.0 million, or 10.4%. The increase was primarily related to the increase in depreciable assets of approximately $53.6 million, offset by the decrease in amortization of goodwill of $1.0 million. These assets relate primarily to the acquisition of communities (largely the September 30, 2002 acquisition of Freedom Village Brandywine), including leasehold interests, and expansion of communities since December 31, 2001, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased $9.2 million from $2.0 million in the year ended December 31, 2001 to $11.2 million in the year ended December 31, 2002. As a result of the completed transactions under the Refinancing Plan, which resulted in a shorter than expected remaining life of various leases, the Company accelerated the amortization of leasehold acquisition costs and recorded additional amortization costs of $8.8 million related to the year ended December 31, 2002.

Asset Impairments. During the year ended December 31, 2002, the Company recorded $4.0 million in charges related to delayed or discontinued development and financing transactions. The Company will continue to evaluate these assets for impairment. See Note 3 to the Consolidated Financial Statements.

Other Income (Expense). Interest expense increased to $46.2 million in the year ended December 31, 2002 from $38.1 million in the year ended December 31, 2001, representing an increase of $8.1 million, or 21.1%. This increase was primarily attributable to a higher average amount of indebtedness (prior to certain refinancing transactions), during the year ended December 31, 2002, as well as higher interest rates. Interest expense, as a percentage of total revenues, decreased to 13.9% for the year ended December 31, 2002 from 14.5 % in the year ended December 31, 2001. As a result of certain financings completed under the refinancing plan, the Company expects interest expense to increase and, accordingly, exceed historical levels in absolute terms and as a percentage of total revenues. Interest income decreased to $4.9 million in the year ended December 31, 2002 from $10.5 million in the year ended December 31, 2001, representing a decrease of $5.7 million, or 53.6%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions and management agreements. Equity in loss of Managed SPE Communities (representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits) decreased from $5.0 million in the year ended December 31, 2001 to $0 in the year ended December 31, 2002. The Company had no further Managed SPE Communities after December 31, 2001. In addition, $1.8 million of additional expense related to losses on sales of assets (primarily related to the sale of a Free-standing AL in Florida).

Income Taxes. The provision for income taxes was a $487,000 expense, compared to a $11.8 million benefit for the years ended December 31, 2002 and 2001, respectively. The Company has applied a full deferred tax asset valuation allowance related to its available net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, for 2002 and 2001, respectively, was $597,000 and $92,000, representing an increase of $505,000. The increase was primarily attributable to the HCPI Equity Investment during the three months ended December 31, 2002.

Discontinued Operations. During the third quarter of 2002, the Company determined that a Free-standing AL would be held for sale. The Company expects to sell the community for $9.5 million. Based upon this sale price, the Company recorded a $5.9 million impairment charge and $259,000 of net loss for the quarter ended December 31, 2002, as discontinued operations. The results of operations for both the nine months ended September 30, 2002 and comparative prior periods have not been reclassified to discontinued operations within the accompanying consolidated financial statements based on the overall insignificance of these results.

Extraordinary Loss. During the year ended December 31, 2002, the Company repaid a term note to a bank in connection with the sale of its Carriage Club Charlotte community, resulting in a prepayment penalty of $348,000. In addition, the Company expensed the unamortized portions of financing costs, totaling $408,000 related to the sale lease-backs of two Retirement Centers located in Illinois and Texas. The Company recorded $756,000, or a $0.04 loss per dilutive share, net of income taxes as an extraordinary loss on the extinguishment of debt.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $94.8 million, or $5.48 loss per dilutive share, compared to a net loss of $34.9 million, or $2.03 loss per dilutive share, for the years ended December 31, 2002 and 2001, respectively. The $5.48 loss per dilutive share for the year ended December 31, 2002 was comprised of a $5.05 loss from continuing operations, $0.03 minority interest loss, $0.36 loss from discontinued operations related to the impairment of a community held-for-sale, and a $0.04 loss from the Company’s extinguishment of debt. The loss of $2.03 per dilutive share for the year ended December 31, 2001 was comprised of a $2.01 loss from continuing operations and a $0.02 loss from the extinguishment of debt.

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

Revenues. Total revenues were $263.5 million in 2001, compared to $212.8 million in 2000, representing an increase of $50.7 million, or 23.8%. Resident and health care revenues increased by $53.1 million, management and development services revenue decreased by $3.0 million during the period and reimbursement of out-of-pocket expenses increased $633,000 during the 2001 period. The increases in resident and health care revenues resulted primarily from an increase of: (a) approximately $25.1 million as a result of the increase in the number of Free-standing ALs included in the Company’s consolidated operations during 2000 and 2001, as well as the continued fill-up of these communities, (b) $5.2 million and $3.2 million, respectively, attributable to the full year of the May 2000 long-term lease of Freedom Village Brandywine and the six months related to the July 2001 long-term lease of Freedom Plaza Care Center, (c) an increase of $5.6 million in revenue from therapy services, and (d) $6.9 million attributable to increased capacity as a result of Retirement Center expansions. The remaining increase related primarily to increased average occupancy and additional entrance fee revenues.

Management and development service revenues decreased by $3.0 million and decreased as a percentage of total revenue to 0.9% in 2001 from 2.5% in 2000. The decrease was primarily related to the decrease in the number of managed communities from 20 at December 31, 2000 to eight at December 31, 2001, as well as decreased management fees at certain properties as a result of lower sales of new units, which reduced the formula-based management fees. In late 1999, the Company discontinued new development of Free-standing ALs, for which the Company received development fees, resulting in a decrease in development fees of $854,000 during 2001. Reimbursement of out-of-pocket expenses increased $633,000 or 9.5% in the year ended December 31, 2001. This increase was primarily related to increased wages and insurance costs at managed communities.

For all of its communities, the Company had an occupancy rate of 86% as of December 31, 2001, compared to 83% as of December 31, 2000. The increase in the total occupancy rate was a result of increased occupancy at the Free-standing ALs and expansions that opened during 2001 and 2000.

Retirement Center resident and health care revenues were $224.7 million in 2001, compared to $192.6 million in 2000, representing an increase of $32.1 million, or 16.7%. This increase resulted primarily from additional revenues as a result of the long-term lease of Freedom Village Brandywine and Freedom Plaza Care Center, increased capacity related to expansions and increased therapy services provided by the Company during 2001. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and additional entrance fee revenues.

Free-standing AL resident and health care revenues increased from $8.4 million in 2000 to $29.2 million in 2001. This increase was largely related to the increase in the number of Free-standing ALs included in the Company’s consolidated operations from 18 to 32 communities (twelve leasehold interests were acquired during 2001, but ten of the twelve were acquired on December 31, 2001 and as such were not included in 2001 operations), as well as increased occupancy at these communities during the year.

Community Operating Expense. Community operating expense increased to $179.7 million in 2001, as compared to $138.7 million in 2000, representing an increase of $41.0 million, or 29.6%. The increase in community operating expense was primarily attributable to expansions and communities acquired or leased during 2000 and 2001. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various new communities, as well as costs associated with the expansion of therapy services to 13 communities during 2001. Community operating expense as a percentage of resident and health care revenues increased to 70.8% from 69.1% for 2001 and 2000, respectively, primarily attributable to the acquisition of leasehold interests in various Managed SPE Communities during the second half of 2000, the majority of which were in the fill-up stage.

Retirement Center operating expenses were $147.2 million in 2001, compared to $127.8 million in 2000, representing an increase of $19.4 million, or 15.2%. Approximately $4.0 million of this increase was attributable to the full year of the May 2000 long-term lease of Freedom Village Brandywine. Approximately $3.4 million of this increase was attributable to the July 1, 2001 (six months) of long-term lease of FPCC. In addition, the expansions at several Retirement Centers increased operating expenses by $4.1 million. Finally, $2.7 million of the increase related to expenses associated with increased therapy services during 2001. The remaining increase related primarily to increased average occupancies resulting in increased Retirement Center operating expenses.

Free-standing AL operating expenses increased from $10.9 million in 2000 to $31.0 million in 2001. This increase was largely related to the increase in the number of Free-standing ALs included in the Company’s consolidated operations from 18 to 32 communities (twelve leasehold interests were acquired during 2001, but ten of the twelve were acquired on December 31, 2001 and as such were not included in 2001 operations), as well as increased occupancy at these communities during the year.

General and Administrative. General and administrative expense increased to $29.3 million for 2001, as compared to $19.4 million for 2000, representing an increase of $9.9 million, or 50.9%. Over $3.9 million of this increase related to additional accruals for general and professional liability claims, workers’ compensation, and other insurance related accruals, primarily as a result of changes in the Company’s insurance program and general conditions in the insurance markets. In addition, approximately $2.5 million of the increase related to an assessment on 1998 Medicare reimbursements at a community managed by the Company and $1.1 million related to bad debt provisions for various assessments received on prior year home health reimbursements. The home health assessments were the result of cost report denials related to the period 1996 through 1999, which the Company vigorously contested. Note that during 2002 various Medicare and home health assessments and bad debt provisions were reduced. The remaining increase reflected increases in overhead support costs associated with additional Free-standing ALs in various geographic areas, as well as salaries and benefits associated with the operation of an increased number of communities. General and administrative expense as a percentage of total revenues increased to 11.1% compared to 9.1% for 2001 and 2000, respectively.

EBITDAR (Community NOI). EBITDAR decreased $823,000 from $48.0 million in 2000 to $47.2 million in 2001 as further described below.

Retirement Center EBITDAR increased $12.7 million, or 19.5%, from $64.8 million for 2000 to $77.5 million for 2001. This increase primarily related to the May 2000 and July 2001 additions of the long-term leases of Freedom Village Brandywine and Freedom Plaza Care Center, as well as continued operational improvement throughout the Retirement Centers, resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense.

Free-standing AL EBITDAR losses decreased by $631,000, to a $1.8 million loss in 2001 from a $2.4 million loss in 2000 as a result of the improved occupancy. As a result of occupancy gains throughout 2001, EBITDAR from Free-standing ALs reached breakeven for the fourth quarter of 2001, netting a positive EBITDAR for the first time since the opening of a large number of new communities during 1999 through 2001.

Other EBITDAR losses increased by $14.1 million to $28.5 million in 2001 resulting from: (a) a $3.0 million reduction in management and development fees, (b) approximately $3.9 million related to general liability and workers’ compensation claim provisions, (c) $2.5 million related to an assessment on 1998 Medicare reimbursement of a community the Company manages and (d) $1.1 million related to bad debt provisions for assessments received during 2001 related to prior year home health reimbursements. The remaining decrease relates to additional costs associated with therapy services, marketing, corporate operations, human resources, financial services and overhead, and increased network and assisted living management costs.

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

As of December 31, 2001, the Company operated 14 of its communities, including two Retirement Centers and 12 Free-standing ALs under operating lease structures referred to as synthetic leases. Accordingly, of the total $17.9 million synthetic lease expense for 2001, $3.1 million related to Retirement Centers and $14.8 million related to Free-standing ALs. Synthetic lease expense increased to $17.9 million for 2001, as compared to $6.2 million for 2000, representing an increase of $11.8 million. This increase was attributable to seven Free-standing AL leases acquired after December 31, 2000 that resulted in lease expense of $6.3 million. The Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it would exercise its termination rights under its 14 existing synthetic leases during 2002. The Company would then have no remaining synthetic leases. As part of its Refinancing Plan, the Company identified eight Free-standing AL communities at which it expected to finance the terminations of the synthetic leases through sale lease-back transactions during 2002 at expected losses from the residual guarantees. During the fourth quarter of 2001, the Company recognized $7.9 million of these expected losses from the residual guarantees as additional synthetic lease expense. These increases were offset by the June 2001 sale of a Retirement Center (Rossmoor Regency), which resulted in a $1.2 million reduction in synthetic lease expense.

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

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs increased from $555,000 in 2000 to $2.0 million in 2001. This increase relates to the acquisition of two (twelve were acquired during 2001, but ten of the twelve were acquired on December 31, 2001 and as such had no leasehold acquisition amortization in 2001) leasehold interests in Free-standing ALs during 2001, as well as the acquisition of 13 Free-standing AL leasehold interests during 2000. These acquisitions resulted in $19.3 million and $15.7 million of leasehold acquisition costs in 2001 and 2000, respectively, which is being amortized over the expected life of the leases. The lease terms related to the leasehold interests recently acquired range from July 2005 to April 2013. However, during the fourth quarter of 2001, the Company determined that in order to simplify its financial structure, and as a condition of certain elements of its Refinancing Plan, it exercised its termination rights under its 14 synthetic leases during the first quarter of 2002. As a result, the Company accelerated the amortization of the leasehold acquisition costs for these communities over an expected lease term ending March 31, 2002.

Asset Impairment and Other Losses. During the quarter ended December 31, 2001, the Company recorded $6.3 million in charges related to properties held for development. These projects were in various stages of development, with activity consisting primarily of zoning permits, completing architectural drawings and site testing. Consummation of these projects was subject to various delays, and as a result of events during the fourth quarter, were likely to be significantly further delayed.

Other Income (Expense). Interest expense increased to $38.1 million in 2001 from $36.5 million in 2000, representing an increase of $1.6 million, or 4.4%. This increase was primarily attributable to additional indebtedness of $78.4 million incurred in connection with acquisitions and other capital investments. This increase was offset by the fact that over 35% of the Company’s debt bore interest at variable rates, and the weighted average interest rate of the Company’s variable rate debt decreased from 7.8% in 2000 to 5.7% in 2001. Interest expense, as a percentage of total revenues, decreased to 14.9% for 2001 from 17.7% in 2000. Interest income decreased to $10.5 million in 2001 from $14.8 million in 2000, representing a decrease of $4.3 million, or 28.7%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain leasing transactions and management agreements. Equity in loss of Managed SPE Communities increased from $2.2 million in 2000 to $5.0 million in 2001, representing the losses that the Company funded when operating deficits at the Managed SPE Communities exceeded specified limits. Lease income increased from $1.3 million in 2000 to $2.9 million in 2001 related to land parcels purchased in connection with two like-kind sale lease-back transactions entered into during 2001.

Income Tax Benefit. The provision for income tax was $11.8 million benefit compared to a $3.5 million benefit for 2001 and 2000, respectively. The Company’s effective tax rate was 25.5% and 34.5% for 2001 and 2000, respectively.

Minority Interest in (Earnings) Losses of Consolidated Subsidiaries, Net of Tax. Minority interest in losses (earnings) of one consolidated subsidiary, net of tax, for 2001 and 2000, respectively, was $92,000 of income and $961,000 of losses, representing a decrease of $1.1 million. The decrease was primarily attributable to a negotiated revised partner loss allocation system for a subsidiary in which the Company agreed to consolidate all losses until the contribution percentages were reflective of the partner’s capital account balances. The Company acquired this partnership interest on September 30, 2001 for $300,000.

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

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $34.9 million, or $2.03 loss per dilutive share, compared to a net loss of $5.8 million, or $0.34 loss per dilutive share, for 2001 and 2000, respectively. The $2.03 loss per dilutive share for 2001 was comprised of a $2.01 loss from operations and a $0.02 loss from the Company’s extinguishment of debt. The loss of $0.34 per dilutive share for 2000 was comprised of a $0.33 loss from operations and a $0.01 loss from the extinguishment of debt.

Quarterly Results

The following table presents certain quarterly operating results for each of the Company’s last eight fiscal quarters, derived from the Company’s unaudited financial statements. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2002 Quarter Ended
					Year Ended
	Mar 31(1)	June 30(2)	Sept 30(3)	Dec 31(4)	Dec 31, 2002

	(dollar amounts in thousands, except share data)
Statement of Operations Data:
Total revenues	$76,769	$82,643	$85,546	$86,912	$331,870
Net loss	(38,071)	(19,418)	(22,569)	(14,699)	(94,757)
Loss per share:
Basic	($2.20)	($1.12)	($1.30)	($0.85)	($5.48)
Weighted average basic shares outstanding	17,277	17,277	17,310	17,310	17,294
Diluted	($2.20)	($1.12)	($1.30)	($0.85)	($5.48)
Weighted average diluted shares outstanding	17,277	17,277	17,310	17,310	17,294

(1)	During the quarter ended March 31, 2002, the Company recorded $23.2 million of lease expense related to residual value guarantee losses for synthetic leases the Company terminated during 2002 and $6.5 million related to accelerated amortization of leasehold acquisition costs from the early termination of these leases. See “Business – Sale Lease-back Transactions.”

(2)	During the quarter ended June 30, 2002, the Company recorded $7.0 million of lease expense related to residual value guarantee losses for synthetic leases the Company terminated during 2002 and $2.3 million related to accelerated amortization of leasehold acquisition costs from the early termination of these leases. See “Business – Sale Lease-back Transactions.”

(3)	During the quarter ended September 30, 2002, the Company recorded $2.5 million in losses related to two land parcels due to development delays and one property determined to be held-for-sale, as well as $1.9 million loss related to the sale of a pre-stable Free-standing AL. The Company also recorded a $1.7 million increase in its self-insurance reserves and also recognized $1.4 million of transaction costs during the quarter related to the Refinancing Plan.

(4)	During the quarter ended December 31, 2002, the Company recorded $1.5 million in impairment losses related to certain land parcel developments.

	2001 Quarter Ended
					Year Ended
	Mar 31	June 30	Sept 30	Dec 31(1)	Dec 31, 2001

	(dollar amounts in thousands, except share data)
Statement of Operations Data:
Total revenues(2)	$62,205	$65,275	$67,907	$68,133	$263,520
Net loss	(2,818)	(4,606)	(4,441)	(23,057)	(34,922)
Loss per share:
Basic	($0.16)	($0.27)	($0.26)	($1.34)	($2.03)
Weighted average basic shares outstanding	17,135	17,200	17,239	17,248	17,206
Diluted	($0.16)	($0.27)	($0.26)	($1.34)	($2.03)
Weighted average diluted shares outstanding	17,135	17,200	17,239	17,248	17,206

(1)	During the quarter ended December 31, 2001, the Company recorded $6.3 million in losses related to four properties due to development delays. The Company also recorded an increase in its self-insurance liability reserves and recognized a $2.5 million charge related to an assessment on Medicaid reimbursement (note as a result of receiving a favorable ruling during 2002, this accrual was reduced by $1.8 million). In addition, during the quarter ended December 31, 2001, the Company recorded $7.9 million of lease expense related to residual value guarantee losses resulting from the Company’s determination to terminate the leases in 2002. See “Business – Sale Lease-back Transactions.”

(2)	Amounts have been adjusted to conform with the Company’s 2002 adoption of Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characteristics of Reimbursements Received for Out-of-Pocket Expenses Incurred.

Liquidity and Capital Resources

During 2001, the Company developed its Refinancing Plan to address its debt and lease obligations maturing during 2002, comprised primarily of $132.9 million of its Old Debentures due October 1, 2002. On September 30, 2002, the Company completed the Refinancing Plan and repaid the Old Debentures primarily through the completion of the HCPI Transactions and the Exchange Offer. As a result of successfully completing its Refinancing Plan, the Company reduced its current maturities of long term debt from $371.7 million at December 31, 2001 to $13.5 million at December 31, 2002. See Notes 10 and 11 to the Consolidated Financial Statements.

In addition, pursuant to the Refinancing Plan, since November 2001, the Company has consummated sale lease-back transactions relating to 16 communities and various other mortgage refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund reserve and escrow requirements related to these transactions. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later. As part of these extensions and refinancings, the Company has replaced a significant amount of mortgage debt with higher cost debt and leases, increasing the Company’s annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Old Debentures. Assuming that the Company elects to pay 2% of the interest on the Series B Notes through the issuance of additional Series B Notes rather than cash, the HCPI loan and Series B Note interest payments would be higher than the corresponding interest payments under the Old Debentures by approximately $3.8 million. In addition, the Company will accrue additional interest expense that is not currently payable, pursuant to the HCPI Loan and the Series B Notes, which will be approximately $13.0 million for fiscal 2003.

Certain of the Company’s current debt and lease agreements contain various financial and other restrictive covenants, which may restrict the Company’s flexibility in operating its business. The Company obtained waivers of certain covenants as of December 31, 2002. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants for the foreseeable future. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company’s creditors will grant amendments or waivers in the event of future non-compliance. Furthermore, because of cross-default and cross-collateralization provisions in many of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in default or acceleration of many of the Company’s other obligations. Failure to remain in compliance with its financial covenants could have a material adverse impact on the Company.

A significant amount of the Company’s indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial or restrictive covenant) could cause the Company’s lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company’s other obligations, which would have a material adverse effect on the Company.

Although the Company has successfully consummated the Refinancing Plan, it remains highly leveraged with a substantial amount of debt and lease obligations, and has increased interest and lease expenses. The Company had scheduled debt payments of $13.5 million and minimum rental obligations of $44.4 million under long-term operating leases due during the twelve months ended December 31, 2003. In addition, as of December 31, 2002, the Company had guaranteed $40.0 million of third-party senior debt in connection with four communities that the Company manages, leases, or owns through joint ventures.

As of December 31, 2002, the Company had approximately $18.2 million in unrestricted cash and cash equivalents and $15.7 million of working capital. The Company’s current level of cash flow from operations for the year-ended December 31, 2002 was not sufficient to meet its future debt and lease payment obligations. The Company expects that its cash flow from operations will continue to improve, and, accordingly, expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions and the proceeds of assets currently held for sale will be sufficient to fund its operating requirements, its capital expenditure requirements and its periodic debt service requirements, its lease obligations during the next twelve months.

The Company has debt maturities totaling $50.5 million due in the first two quarters of 2004. Expected cash flows from operations will not be sufficient to meet these requirements. The Company plans to refinance or extend this debt during 2003. The failure to extend, refinance or repay the debt due in 2004 will have a material adverse effect upon the Company.

Cash Flow

During 2002, the Company experienced a negative net cash flow of $1.1 million. Net cash used by operating activities was $19.7 million for 2002, net cash provided by investing activities was $23.2 million and net cash used by financing activities was $4.6 million. The Company’s unrestricted cash balance was $18.2 million as of December 31, 2002, as compared to $19.3 million as of December 31, 2001. Primarily, cash was provided from the positive cash flow from the Retirement Centers, refinancing activities and sales of assets, while cash was used to fund the start-up losses of the Company’s Free-standing ALs during the fill-up stage, retire debt and make capital expenditures.

During 2001, the Company experienced a negative net cash flow of $516,000. Net cash provided by operating activities was $3.2 million for 2001, net cash used by investing activities was $24.1 million and net cash provided by financing activities was $20.5 million. The Company’s unrestricted cash balance was $19.3 million as of December 31, 2001, as compared to $19.9 million as of December 31, 2000. Primarily, cash was provided from the positive cash flow from the Retirement Centers, refinancing activities and sales of assets, while cash was used to fund the start-up losses of the Company’s Free-standing ALs during the fill-up stage.

During 2000, the Company experienced a negative net cash flow of $2.0 million. Net cash provided by operating activities was $4.2 million for 2000, net cash used by investing activities was $40.1 million and net cash provided by financing activities was $34.0 million. The Company’s unrestricted cash balance was $19.9 million as of December 31, 2000, as compared to $21.9 million as of December 31, 1999. Primarily, cash was provided by the issuance of long-term debt, positive cash flow from the Retirement Centers, and refinancing transactions, while cash was used primarily to continue the construction and development of the Free-standing ALs.

Financing Activity and the HCPI Transactions

During the year ended December 31, 2002, the Company entered into various financing transactions pursuant to its Refinancing Plan. These transactions are described in Notes 10 and 11 to the Consolidated Financial Statements.

On January 1, 2002, the Company completed a sale lease-back of a Retirement Center in North Carolina for $45.0 million. The lessor assumed $34.8 million of debt associated with the property, resulting in an assumption fee of $348,000, coupled with $50,000 of unamortized financing costs, which the Company has recorded as an extraordinary loss. The lease agreement has an initial term of 15-years with two five-year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the 15-year base term of the lease. In conjunction with this sale, on January 1, 2002, the Company acquired a Free-standing AL in Florida for $7.1 million, which it had previously managed for the buyer of the Retirement Center located in North Carolina. The Company funded this acquisition by assuming a $4.7 million mortgage note which was refinanced through the Refinancing Plan.

On February 12, 2002, the Company sold for $18.5 million a retirement center in Illinois. The Company used a majority of the sale proceeds to repay $12.9 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a deferred gain of $5.3 million on the sale, which is being amortized on a straight-line basis over the 15-year base term of the lease.

On March 22, 2002, the Company sold a Free-standing AL in Colorado, for $17.9 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options and a right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to repay $16.3 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, this transaction was recorded as a financing transaction and the Company recorded $17.9 million of lease obligation as debt, bearing interest of 7.46%. The Company recorded a $5.8 million loss as a result of this transaction. These losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and are have been fully recognized as lease expense.

On March 28, 2002, the Company sold two retirement centers and three Free-standing ALs for $73.2 million. The Company used a portion of the proceeds to repay $55.2 million of debt, resulting in the Company expensing $99,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The sale agreements for the three Free-standing ALs contain certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, the Free-standing AL transactions were recorded as financing transactions and the Company recorded $18.2 million of lease obligation as debt, bearing interest of 9.37%. The Company recorded a $17.8 million loss as a result of the sale of these three Free-standing ALs. These losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense. The Company has the option, subject to certain conditions, to purchase one of the retirement centers after March 28, 2006. Accordingly, the lease for this retirement center is recorded as a lease financing obligation and the Company recorded $25.0 million of lease obligation as debt, bearing interest of 8.27%. The other retirement center lease is being accounted for as an operating lease, since the sale agreement for this community did not contain a contingent earnout provision, an option to purchase, or other continuing involvement provisions. The Company recorded a deferred gain of $697,000 on the sale of this retirement center, which is being amortized on a straight-line basis over the 15-year base term of the lease. The Company has an option to acquire the retirement center that has been accounted for as a lease financing obligation after March 28, 2006, subject to certain conditions.

On May 31, 2002, the Company replaced two mortgage notes maturing December 31, 2002 totaling $82.7 million with a $95.7 million mortgage note with the same lender which matures May 31, 2005. The Company applied the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in determining the treatment of costs incurred related to the exchange of debt instruments. As such, the commitment fee of $957,000 which, along with $128,000 of unamortized financing costs on the previous notes, will be amortized as a yield adjustment over the term of the new mortgage note, while $972,000 of legal and investment advisor fees are recorded in general and administrative expense. The new mortgage debt has a fixed and variable interest component, principal and interest due monthly, based on a 25-year amortization, and remaining principal and unpaid interest due May 31, 2005, with two one-year renewal options. The fixed rate component converted to a variable rate on January 1, 2003. The Company purchased an interest rate cap agreement for $789,000, which would limit the Company’s variable interest expense if 30-day LIBOR should exceed 5.8% over the term of the mortgage. The Company has designated the cap as a cash flow hedge. As such, any changes in the fair value of the cap while 30-day LIBOR does not exceed 5.8% is recognized as interest expense during the current period. The fair value of the cap was $150,000 at December 31, 2002. The note is secured by certain land, buildings, and equipment, and contains cross-default provisions.

On July 1, 2002 the Company replaced $18.8 million of mortgage debt due August 31, 2002 with an $18.5 million mortgage note bearing interest at the greater of 7.25% or 4% above 30-day LIBOR. Principal and interest are due monthly with remaining principal and unpaid interest due July 1, 2007. The Company purchased an interest rate cap agreement for $106,000, which would limit the Company’s interest expense if 30-day LIBOR should exceed 6.5% during the term of the mortgage. The Company has designated the cap as a cash flow hedge. As such, any changes in the fair value of the cap, while 30-day LIBOR does not exceed the variable rate on the debt, is recognized as interest expense in the current period. The fair value of the cap was $27,000 at December 31, 2002. The Company used the proceeds from the replacement mortgage note to repay the remaining $18.5 million balance outstanding under the Company’s $95 million revolving credit facility and in the process, terminated a synthetic lease and became the owner of the previously leased assets including $12.8 million of property and equipment. The $18.5 million note is secured by certain land, buildings, and equipment affiliated with a community in Arizona.

On July 11, 2002, the Company terminated synthetic leases on two communities in South Carolina and Arizona and the Company became the owner of each community. The termination of the synthetic leases facilitated the Company simultaneously entering into a sale lease-back transaction of these communities and certain others on the same date (see below). The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs.

On July 11, 2002, the Company sold for $56.5 million three retirement centers in Arizona, Colorado, and Texas and two Free-standing ALs in South Carolina and Florida. The Company used a portion of the sale proceeds to repay debt associated with the properties. The Company contemporaneously leased these properties back from the buyer. The leases are classified as operating leases, with the exception that one of the retirement center leases is recorded as a lease financing obligation and the Company recorded $30.1 million of lease obligation as debt in connection with the Retirement Center lease. This lease agreement additionally includes other communities previously leased by the Company to the lessor.

On July 11, 2002, the Company modified a master lease agreement which included 11 communities, one Retirement Center and ten Free-standing ALs, into two new master lease agreements (Pool I and Pool II). The Pool I lease agreement includes one Retirement Center and six Free-standing ALs from the original lease, as well as two additional Retirement Centers from the July 11, 2002 sale. The Pool II lease agreement includes four Free-standing ALs from the original lease, as well as one Retirement Center and two Free-standing ALs from the July 11, 2002 sale lease-back transaction. Pool I is a 12-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. Pool II is a 10-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. These master leases are classified as operating leases.

On July 18, 2002, the Company refinanced $25.7 million of mortgage debt on three communities and two land parcels. Under the terms of the new mortgage debt agreements, previous maturities ranging from 2002 to 2006 were amended to 2004 and certain financial covenants were eliminated or amended. Measurement of the modified covenants began on September 30, 2002.

On July 26, 2002, the Company terminated synthetic leases on three Free-standing ALs in Texas and the Company became the owner of each community. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. Simultaneously, the Company extended and modified an existing $11.0 million mortgage note and refinanced $33.7 million of mortgage debt on the three communities for which the Company was guarantor. The original maturities were extended to 2004, and certain existing financial covenants were amended, the measurement of which began on September 30, 2002. Interest on the notes increased from 6.75% to 7.25%.

The HCPI Transactions, described more fully in Note 10 to the Consolidated Financial Statements, represent the most significant component of the Company’s 2002 financing activity. The Company is permitted to repay the HCPI Note in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Note at maturity in 2007, HCPI may foreclose upon the Company’s ownership interests in the Real Estate Companies that currently own nine of the Company’s Retirement Centers, and the Company will continue to operate the nine Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Note at the end of three years and repurchase the HCPI Equity Investment at the end of four years. However, if the Company does not repay the HCPI Note and repurchase the HCPI Equity

Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company’s net operating loss carryforward resulting in a significant net liability to the Company.

On November 1, 2002, the Company sold for $9.0 million a Free-standing AL in Tennessee. The Company used a majority of the sale proceeds to repay $6.3 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, this transaction was recorded as a financing transaction and the Company recorded $9.0 million of lease obligation as debt, bearing interest at 7.9%.

On November 18, 2002, the Company terminated its final synthetic lease on a Free-standing AL in Florida and became of the owner of the community. The Company did not incur any cash costs in connection with the termination of the synthetic lease other than transaction costs. The Company acquired $8.7 million of fixed assets, assumed $3.3 million of mortgage debt bearing fixed interest at 8.0%. Principal and interest are due monthly with the remaining principal and interest due May 1, 2016.

On December 17, 2002, the Company replaced $9.5 million of mortgage debt due December 31, 2002 with a $10.0 million mortgage note bearing interest at 4% plus the greater of 3% or 30-day LIBOR, which was 7% at December 31, 2002. Principal of $6,655 is due monthly with remaining principal and unpaid interest due January 1, 2008. The note is secured by certain land, buildings, and equipment affiliated with a community in Florida.

On December 30, 2002, the Company sold assets acquired in 2001 as part of a like-kind exchange, specifically land in Virginia and land and buildings associated with the equity interests in a single member limited liability company that the Company acquired during 2001. The value of the land and buildings, net of accumulated depreciation, was $28.5 million. In addition, the buyer assumed a $11.9 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly, and a maturity date of January 2024 and a $15.1 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005, respectively, related to these assets. The sale of these assets during the quarter ended December 31, 2002, resulted in a $159,000 gain on sale. The sale of the Virginia land is subject to certain contingencies, including lender approval on the assumption of the mortgage note, and as such, at December 31, 2002, $13.1 million and $11.9 million are included in assets held-for-sale and debt associated with assets held-for sale, respectively.

Future Cash Commitments

The following tables summarize the Company’s total contractual obligations and commercial commitments as of December 31, 2002 (amounts in thousands):

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$391,830	$7,687	$49,069	$97,109	$1,296	$138,510	$98,159
Debt associated with assets held-for-sale	20,246	20,246	–	–	–	–	–
Lease financing obligations	128,575	5,839	5,857	6,501	7,170	7,892	95,316
Operating leases	615,949	44,368	45,034	45,715	46,412	47,139	387,281
Accrued interest on HCPI Loan(1)	86,694	–	–	–	–	86,694	–

Total contractual cash obligations	$1,243,294	$78,140	$99,960	$149,325	$54,878	$280,235	$580,756

Interest income on notes receivable(2)	(26,079)	(1,098)	(1,092)	(1,079)	(1,068)	(1,057)	(20,685)

Contractual obligations, net	$1,217,215	$77,042	$98,868	$148,246	$53,810	$279,178	$560,071

	Amount of Commitment Expiration Per Period

	Total
	Committed	2003	2004	2005	2006	2007	Thereafter

Guaranties(3)	$40,018	$4,334	$1,178	$1,284	$9,553	$1,322	$22,347

Total commercial commitments	$40,018	$4,334	$1,178	$1,284	$9,553	$1,322	$22,347

(1)	The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly. The amount of interest reflected above represents the unpaid interest which the Company will be accruing and compounding quarterly until its September 30, 2007 maturity, unless paid-off earlier.

(2)	A portion of the lease payments noted in the above table is repaid to the Company as interest income on notes receivable from the lessors.

(3)	Guarantees include mortgage debt related to four communities and part of a like-kind exchange acquired in 2001. The mortgage debt guaranteed by the Company relates to two Retirement Centers under a long-term management agreement and a long-term operating lease agreement and the Company’s two joint ventures.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company’s capital expenditure budget for fiscal 2003 is approximately $13.3 million.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(94,757)	$(34,922)	$(5,846)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(1,763)	(1,769)	(819)

Pro forma net losses	(96,520)	(36,691)	(6,665)
Loss per share:
Basic-as reported	$(5.48)	$(2.03)	$(0.34)
Basic-pro forma	$(5.58)	$(2.13)	$(0.39)
Diluted-as reported	$(5.48)	$(2.03)	$(0.34)
Diluted-pro forma	$(5.58)	$(2.13)	$(0.39)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in Note 14 to the consolidated financial statements included herein. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Company does not have any variable interest entities as of December 31, 2002. Accordingly, the adoption of this Interpretation is not expected to have a material effect on the Company’s financial statements.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). The standard replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Company’s financial statements from the application of this standard is dependent on any exit or disposal activities in 2003.

In November 2001, the EITF reached a consensus on Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred” (“EITF 01-14”), which became effective on January 1, 2002. Under EITF 01-14, certain reimbursements received for out-of-pocket expenses incurred as part of its management agreements should be characterized as revenue and the associated costs be included as operating expenses in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The Company typically incurs various expenses which may include payroll, insurance and benefit related cost and other management related costs in association with its managed communities. Such costs are billed to and reimbursed by the owners of the respective communities. The Company implemented EITF 01-14 during the quarter ended June 30, 2002 and as required, has also reclassified comparative prior period financial information. The implementation of EITF 01-14 resulted only in the equal gross up of revenues and expenses and did not have any impact on the net loss in any reported period. The effect of the adoption of EITF 01-14 by the Company was to increase total revenues and total operating expenses by $5.0 million, $7.3 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of December 31, 2002 and 2001, the Company had $36.5 million of goodwill. Amortization expense related to goodwill was approximately $1.0 million for the years ended December 31, 2001, 2000, and 1999, or $0.06 per dilutive share. The Company adopted SFAS No. 142 on January 1, 2002. Accordingly, effective January 1, 2002, the Company no longer amortizes goodwill. Basic and diluted earnings per share, excluding the impact of prior periods’ goodwill amortization expense, are as follows:

	Years ended December 31,

	2001	2000	1999

Basic (loss) earnings per share from continuing operations before minority interest, extraordinary item and cumulative effect of change accounting principle	$(1.95)	$(0.33)	$0.16
Basic (loss) earnings per share	$(1.97)	$(0.28)	$0.18
Diluted (loss) earnings per share from continuing operations before minority interest, extraordinary item and cumulative effect of change in accounting principle	$(1.95)	$(0.33)	$0.16
Diluted (loss) earnings per share	$(1.97)	$(0.28)	$0.18

With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. As of December 31, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers Retirement Centers and Free-standing ALs as its reporting units. All recorded goodwill as of the date of adoption was attributable to the Retirement Center reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company completed step one of the initial impairment provisions of SFAS No. 142 and determined that the fair value of its retirement center reporting unit exceeded the net book value at January 1, 2002, thus indicating goodwill is not impaired. Further, the required annual impairment assessment was performed during the fourth quarter of 2002 resulting in no indication of impairment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB Opinion No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale lease-back accounting for certain lease modifications that have economic effects similar to sale lease-back transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The impact of the adoption of the Statement related to the rescission of Statement No. 4 will be dependent upon the level of gains or losses from the extinguishment of debt occurring during the year-ended 2003 and beyond. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Company’s financial statements.

Related Party Transactions

The Company places an emphasis on identifying transactions with parties known to be related to ensure that terms of any transactions are equal to the terms that clearly independent third parties would have negotiated in similar transactions. Management believes that each of the Company’s related party transactions were consummated on terms no more favorable to the related parties than in arm’s length transactions.

W.E. Sheriff, the Company’s chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns a 128-bed nursing and 41-bed assisted living center, Freedom Plaza Care Center (FPCC), in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed in July 2001. Pursuant to the terms of its development agreement with Maybrook, the Company received a development fee of $125,000. The Company recognized $46,875 and $78,125 of the development fee in 2001 and 2000, respectively.

The Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. Total lease payments during 2002 and 2001 under this lease were $2.1 million and $1.1 million, respectively.

The Company had agreed to develop for an unaffiliated third party, ten Free-standing ALs. Following completion of construction, the communities were leased to SPE affiliates of John Morris, a director of the Company. The Company agreed to manage these Managed SPE Communities pursuant to management agreements that provided for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and required the Company to fund operating losses above a specified amount. The Company’s agreements relating to the Managed SPE Communities owned by affiliates of Dr. Morris had terms that were substantially the same as those associated with Managed SPE Communities owned by unaffiliated parties. During 2000, the Company acquired leasehold interests in four of these Managed SPE Communities for $6.2 million. During 2001, the Company acquired leasehold interests in the remaining six of these communities for $8.4 million. The Company paid $842,000 during 2002 and issued a $7.6 million, 9.58% fixed interest only note, due October 1, 2008. This note, and certain similar notes, are secured by the Company’s interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other Managed SPE Communities. During 2001 and 2000, the Company recognized $720,000 and $984,000, respectively, in operating losses related to the leases acquired, and recognized $233,000 and $562,000 of management fees in 2001 and 2000, respectively, pursuant to the management agreements. At December 31, 2001, the Company had no further Managed SPE Communities or operating deficit agreements.

Impact of Inflation

Inflation could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

Risks Associated with Forward Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company’s anticipated improvement in operations and anticipated or expected cash flow; the discussions of the Company’s operating and growth strategy; the Company’s liquidity and financing needs; the Company’s expectations regarding future entry fee sales or increasing occupancy at its Retirement

Centers or Free-standing ALs; the Company’s alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties described in this report under the caption “Risk Factors.”

Should one or more of those risks materialize, actual results could differ materially from those forecasted or expected. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the forecasts, expectations, objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Risk Factors

Substantial Debt and Operating Lease Payment Obligations

At December 31, 2002, the Company had long-term debt, including current portion, of $540.7 million and was obligated to pay minimum rental obligations in 2002 of approximately $44.4 million under long-term operating leases. Although the Company has successfully completed the Refinancing Plan, it remains highly leveraged with a substantial amount of debt and lease obligations, and has increased interest and lease costs. In addition, the Company incurred certain costs, including significant non-cash losses as a result of certain Refinancing Plan transactions, which reduced shareholders’ equity by approximately $50.0 million. Pursuant to the Refinancing Plan, the Company has replaced a significant amount of mortgage debt with debt and leases with higher rates, increasing the Company’s estimated annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Old Debentures. Assuming that the Company elects to pay 2% of the interest on the Series B Notes through the issuance of additional Series B Notes rather than cash, the HCPI loan and Series B Note annual interest payments would be higher than the corresponding interest payments under the Old Debentures by approximately $3.8 million per year. In addition, during the next twelve months, the Company will accrue additional interest expense that is not currently payable, pursuant to the HCPI Loan and the Series B Notes, which will be approximately $13.0 million. If the Company does not repay the HCPI Note and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company’s net operating loss carryforward resulting in a significant net liability to the Company. There can be no assurance that the Company will be able to generate sufficient cash flows from operations to meet required interest, principal, and lease payments in future periods.

The Company has significant debt maturities totaling $50.5 million in the first two quarters of 2004. Expected cash flows from operations will not be sufficient to meet these requirements. The Company plans to refinance or extend this debt during 2003. The failure to extend, refinance or repay the debt due in 2004 will have a material adverse effect upon the Company.

Certain of the Company’s current debt agreements and leases contain various financial and other restrictive covenants, which may restrict the Company’s flexibility in operating its business. Any payment or other default with respect to such obligations could cause lenders to cease funding and accelerate payment obligations or to foreclose upon the communities securing such indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. While the Company endeavors to comply with all financial covenant requirements, there can be no assurance that the Company’s creditors will grant amendments or waivers in the event of non-compliance. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in default or acceleration of several of the Company’s other obligations. Failure to remain in compliance with its financial covenants could have a material adverse impact on the Company.

The Company’s current cash and cash equivalents and expected cash flow from operations will not be sufficient to pay its 2004 debt maturities. The Company intends to refinance or extend this debt during 2003, however, there can be no assurance that the Company will be able to refinance or extend this debt. The Company’s current financial condition may have a detrimental effect on the Company’s ability to retain existing residents, attract prospective residents, and attract and retain key employees. In addition, it could have a material adverse effect on the Company’s payment terms from its vendors, negotiations with its various lenders and insurance carriers, ability to obtain necessary permits and licenses, or have other negative impact on its business operations.

Fill Up of Free-standing ALs

Over the past several years, the Company has experienced significant losses associated with the fill-up of a large number of Free-standing ALs, most of which began operations during 1999 and 2000. In addition, the Free-standing AL segment of the senior living industry is experiencing significant competition, overcapacity and price competition. The Company acquired 12 leasehold interests in Managed SPE Communities during 2001, ten of which were acquired on December 31, 2001, and acquired 13 leasehold interests and one fee simple title in Managed SPE Communities during 2000. There can be no assurance that these Free-standing ALs will increase occupancy percentages or increase operating margins in future periods, which may have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

Ability to Increase Cash Flow From Operations

The Company has experienced significant losses from operations during the past several years, and must significantly increase its cash flow from operations in order to meet its future debt and lease payment obligations. These increases are contingent on the Company’s ability to increase its occupancy, and to increase its rates for monthly service fees to recover its cost increases, and to implement additional increases to monthly service and other fees in order to improve its operating results. These increases are also contingent on the Company’s ability to derive significant entrance fee sales each year through the remarketing of available units at its EF Communities, and to maintain and increase the price level of these units. Cash flow from operations may also be impacted by increases in the Company’s operating and overhead costs, many of which are beyond the Company’s control. In addition, changes in amounts reimbursed under programs such as Medicare and Medicaid may have an adverse impact on the Company in the future. There can be no assurance that the Company will be able to increase occupancy, increase cash through entrance fee sales, raise billing rates, and control its costs in order to increase its cash flow from operations.

Liability Insurance and Risks of Liability Claims

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company’s owned, leased and certain of its managed communities under a master insurance program, and has significantly increased the staff and resources involved in quality assurance, compliance and risk management. The number of insurance companies willing to provide general liability and professional liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance has risen substantially in recent years.

In addition, the Company maintains self-insurance programs for worker compensation and employee medical coverage, with various stop loss coverages for individual and aggregate claims under these programs. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

There can be no assurance that a claim in excess of the Company’s insurance coverage limits will not arise. A claim against the Company not covered by, or in excess of, the Company’s coverage limits could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will be able to obtain adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Dependence on Attracting Residents with Sufficient Resources to Pay

Approximately 89.5% of the Company’s total revenues for 2002 were attributable to private pay sources. The Company expects to continue to rely primarily on the ability of residents to pay for the Company’s services from their own or familial financial resources, or long-term care insurance. Many residents and prospective residents experienced decreased investment earnings, low interest rates on savings, and significant decreases in the market values of their retirement savings during the past two years. These conditions, as well as future inflation or weak economic conditions or other circumstances that adversely affect the ability of seniors to pay for the Company’s services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Market Exchange Listing

The Company has received a notice from the New York Stock Exchange (“NYSE”) that it is currently below the NYSE’s continued listing requirements relating to total market capitalization and minimum shareholder’s equity. As permitted by the NYSE, the Company has submitted a plan demonstrating how the Company intends to comply in the future with the listing requirements. The NYSE is reviewing the Company’s plan and will determine if the Company’s common stock will continue to be eligible for trading on the NYSE. If the Company’s common stock is not eligible for trading on the NYSE, the liquidity and value of its common stock could be adversely affected. Should the Company’s shares cease to be traded on the NYSE the Company believes an alternative trading market will be available for its common stock. If the Company is not able to have its common stock listed or quoted on another acceptable market or exchange, the liquidity and value of its common stock would be adversely affected.

Highly Competitive Industry

The senior living and health care services industry is highly competitive, and the Company expects that all providers within the industry will continue to be competitive in the future. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives. Although the Company believes there is a need for senior living communities in the markets where the Company is operating and developing communities, the Company expects that competition will continue from existing competitors and new market entrants, some of whom may have substantially greater financial resources than the Company. In addition, some of the Company’s competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are readily available to the Company. The Company also competes with many assisted living companies that are currently insolvent or that could become insolvent in the future. These competitors may gain a competitive advantage over the Company as a result of the effect of bankruptcy reorganization or other insolvency proceedings.

Furthermore, the development of new Free-standing AL communities has exceeded the demand for such communities in certain of the markets in which the Company has Free-standing AL communities. An oversupply of such communities in certain of the Company’s markets has caused the Company to experience slower fill-up than projected, competitive pricing pressures and price discounting. There can be no assurance that the Company will not continue to encounter these conditions or that competitive conditions will not adversely affect its financial condition, liquidity, or results of operations.

Community Management, Staffing, and Labor Costs

The Company competes with other providers of senior living and health care services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of the Company’s communities and skilled technical personnel responsible for providing resident care. In certain markets, a shortage of nurses or trained personnel has required the Company to enhance its wage and benefits package in order to compete in the hiring and retention of such personnel or to hire more expensive temporary personnel. The Company will also be heavily dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. The Company has experienced a competitive labor market, periodic shortages of qualified workers in certain markets, and increasing wage rates for many of these employees during the past year. The Company cannot be sure its labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. If the Company is unable to attract and retain qualified management and staff personnel, control its labor costs, or pass on increased labor costs to residents through rate increases, the Company’s business, financial condition, and results of operations would be adversely affected.

Exposure to Rising Interest Rates

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to REIT facilities, are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2002, the Company had $133.1 million of variable rate debt outstanding. Increases in prevailing interest rates would increase the Company’s interest or lease payment obligations and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Risks Associated With Lifecare Benefits

Six of the communities operated by the Company are lifecare EF Communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined from actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for the communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of the communities would be adversely affected.

Residents of the Company’s EF Communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although the Company screens potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the communities during their lifetime, there can be no assurance that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, the Company has rights of set-off against the refundable portions of the residents’ deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that the communities must pay third parties to provide nursing care to residents of the communities, the Company’s results of operations and financial condition would be adversely affected.

Risks of Operations in Concentrated Geographic Areas

Part of the Company’s business strategy is to own, lease or manage senior living communities in concentrated geographic service areas. The Company has a large concentration of communities in Florida, Texas, Arizona and Colorado, among other areas. Accordingly, the Company’s occupancy rates and operating results in certain of its communities may be adversely affected by a number of factors, including regional and local economic conditions, competitive conditions, applicable local laws and regulations, and general real estate market conditions, including the supply and proximity of other senior living communities.

Government Regulation and the Burdens of Compliance

Federal and state governments regulate various aspects of the Company’s business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, staffing levels, professional licensing, the distribution of pharmaceuticals, ability to operate or market communities through entrance fee contracts, billing practices and policies, equipment, operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, restrictions on operating or marketing entrance fee communities, suspension or decertification from Medicare, Medicaid, or other state or Federal reimbursement programs, restrictions on the Company’s ability to acquire new communities or expand existing communities, or revocation of a community’s license. While the Company endeavors to comply with all applicable regulatory requirements, there can be no assurance that the Company will not be subject to penalties in the future, or that federal, state, or local governments will not impose restrictions on the Company’s activities that could materially adversely affect the Company’s business, financial condition, or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement the Company receives fixed rate of 6.87% on the $34.8 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate through July 1, 2002 of 8.12%.

The Company has also entered into two interest rate cap agreements on $33.1 million and $18.4 million mortgage notes to limit the Company’s interest rate exposure which expires on May 1, 2005 and July 1, 2005, respectively. Under the terms of the interest rate cap agreements, the Company receives payments from the counterparty if 30-day LIBOR exceeds 5.8% over the term of each mortgage.

The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, since 74.8% of the Company’s debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. Additionally, the Company anticipates refinancing and/or renegotiating certain debt in 2003, which, if consummated, would result in higher interest rates in the future. There can be no assurance, however, that the Company will be able to refinance and/or renegotiate any of its indebtedness.

Disclosure About Market Exchange Risk The Company has received notice from the NYSE that it is currently below the NYSE’s continued listing requirements relating to total market capitalization of $50 million and minimum shareholder’s equity of $50 million. As permitted by the NYSE, the Company has submitted a plan demonstrating how the Company intends to comply in the future with the listing requirements. The NYSE is reviewing the Company’s plan and will determine if the Company’s common stock will continue to be eligible for trading on the NYSE. If the Company’s common stock is not eligible for trading on the NYSE, the liquidity and value of its common stock could be adversely affected. Should the Company’s shares cease to be traded on the NYSE, the Company believes an alternative trading market will be available for its common stock. If the Company’s common stock were not listed or quoted on another market or exchange, trading in the Company’s common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. As a result, an investor would find it more difficult to trade, or to obtain accurate quotations for the price of, the Company’s common stock. If the Company is not able to have its common stock listed or quoted on another acceptable market or exchange, the liquidity and value of its common stock would be adversely affected.

Item 8. Financial Statements and Supplementary Data

Schedule II - Valuation and Qualifying Accounts Schedule IV - Mortgage Loans on Real Estate

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II — Valuation and Qualifying Accounts and financial statement Schedule IV — Mortgage Loans on Real Estate as of December 31, 2002 and for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill, impairment of long-lived assets and discontinued operations in 2002.

/s/ KPMG LLP

Nashville, Tennessee
February 27, 2003

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$18,244	$19,334
Assets limited as to use	17,359	10,122
Accounts receivable, net of allowance for doubtful accounts	13,856	11,447
Inventory	1,378	1,249
Prepaid expenses	3,903	3,016
Deferred income taxes	3,028	1,285
Assets held-for-sale	34,071	2,663
Other current assets	5,347	5,799

Total current assets	97,186	54,915
Assets limited as to use, excluding amounts classified as current	21,701	68,618
Land, buildings and equipment, net	578,804	525,174
Notes receivable	19,176	84,537
Goodwill, net	36,463	36,463
Leasehold acquisition costs, net	22,861	33,484
Other assets	63,807	47,000

Total assets	$839,998	$850,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,526	$371,667
Debt associated with assets held-for-sale	20,246	—
Accounts payable	5,187	7,919
Accrued interest	4,620	3,584
Accrued payroll and benefits	7,652	4,838
Accrued property taxes	9,917	7,998
Other accrued expenses	8,164	9,926
Other current liabilities	12,149	17,436

Total current liabilities	81,461	423,368
Long-term debt, excluding current portion	506,879	190,458
Refundable portion of entrance fees	59,609	46,309
Deferred entrance fee income	118,498	51,211
Tenant deposits	4,898	6,016
Deferred gains on sale-leaseback transactions	27,622	13,055
Deferred income taxes	3,806	2,055
Other long-term liabilities	11,717	10,171

Total liabilities	814,490	742,643
Minority interest	12,601	—
Commitments and contingencies (See notes)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 17,341,191 and 17,276,520 shares issued and outstanding, respectively	173	173
Additional paid-in capital	145,706	145,590
Accumulated deficit	(132,972)	(38,215)

Total shareholders’ equity	12,907	107,548

Total liabilities and shareholders’ equity	$839,998	$850,191

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,

	2002	2001	2000

Revenues:
Resident and health care	$324,865	$253,920	$200,805
Management and development services	1,959	2,296	5,309
Reimbursed expenses	5,046	7,304	6,671

Total revenues	331,870	263,520	212,785
Operating expenses:
Community operating expenses	237,002	179,718	138,670
General and administrative	26,720	29,297	19,420
Lease expense	72,265	35,367	18,267
Depreciation and amortization	21,782	19,737	16,587
Amortization of leasehold acquisition costs	11,183	1,980	555
Asset impairments	4,011	6,343	—
Reimbursed expenses	5,046	7,304	6,671

Total operating expenses	378,009	279,746	200,170

Operating (loss) income	(46,139)	(16,226)	12,615
Other income (expense):
Interest expense	(46,193)	(38,135)	(36,517)
Interest income	4,888	10,540	14,791
(Loss) gain on sale of assets	(1,814)	(1,005)	267
Equity in losses of managed special purpose entity communities	—	(5,029)	(2,234)
Lease income	2,627	2,852	1,348
Other	(161)	623	(476)

Other expense, net	(40,653)	(30,154)	(22,821)

Loss from continuing operations before income taxes, minority interest and extraordinary item	(86,792)	(46,380)	(10,206)
Income tax expense (benefit)	487	(11,837)	(3,523)

Loss from continuing operations before minority interest and extraordinary item	(87,279)	(34,543)	(6,683)
Minority interest in earnings of consolidated subsidiaries, net of tax	(597)	(92)	961

Loss from continuing operations before extraordinary item	(87,876)	(34,635)	(5,722)
Discontinued operations, net of tax	(6,125)	—	—

Loss from operations before extraordinary item	(94,001)	(34,635)	(5,722)
Extraordinary loss on extinguishment of debt, net of tax	(756)	(287)	(124)

Net loss	$(94,757)	$(34,922)	$(5,846)

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — CONTINUED
(in thousands, except share data)

	Years ended December 31,

	2002	2001	2000

Basic loss per share:
Basic loss per share from continuing operations before extraordinary item	$(5.08)	$(2.01)	$(0.33)
Loss from discontinued operations, net of tax	(0.36)	—	—
Extraordinary loss, net of tax	(0.04)	(0.02)	(0.01)

Basic loss per share	$(5.48)	$(2.03)	$(0.34)

Diluted loss per share:
Diluted loss per share from continuing operations before extraordinary item	$(5.08)	$(2.01)	$(0.33)
Loss from discontinued operations, net of tax	(0.36)	—	—
Extraordinary loss, net of tax	(0.04)	(0.02)	(0.01)

Diluted loss per share	$(5.48)	$(2.03)	$(0.34)

Weighted average shares used for basic loss per share data	17,294	17,206	17,086
Effect of dilutive common stock options	—	—	—

Weighted average shares used for diluted loss per share data	17,294	17,206	17,086

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Retained
	Common Stock		Additional	Earnings
			Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 1999	17,138,235	$171	$145,444	$2,553	$148,168
Net loss	—	—	—	(5,846)	(5,846)
Issuance of common stock pursuant to employee stock purchase plan	66,067	—	238	—	238
Issuance of common stock pursuant to funding of employer 401k contribution	72,493	—	595	—	595
Repurchase of common stock pursuant to stock repurchase program	(211,400)	—	(1,198)	—	(1,198)

Balance at December 31, 2000	17,065,395	$171	$145,079	$(3,293)	$141,957

Net loss	—	—	—	(34,922)	(34,922)
Issuance of common stock pursuant to employee stock purchase plan	60,718	1	143	—	144
Issuance of common stock pursuant to funding of employer 401k contribution	138,907	1	333	—	334
Issuance of common stock pursuant to stock options exercised	11,500	—	35	—	35

Balance at December 31, 2001	17,276,520	$173	$145,590	$(38,215)	$107,548

Net loss	—	—	—	(94,757)	(94,757)
Issuance of common stock pursuant to employee stock purchase plan	64,671	—	116	—	116

Balance at December 31, 2002	17,341,191	$173	$145,706	$(132,972)	$12,907

See accompanying notes to the consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(94,757)	$(34,922)	$(5,846)
Extraordinary loss on extinguishment of debt, net of tax	756	287	124

Loss from continuing operations	(94,001)	(34,635)	(5,722)
Adjustments to reconcile loss from continuing operations to net cash and cash equivalents (used) provided by operating activities: Depreciation and amortization	32,965	21,717	17,142
Amortization of deferred financing costs	2,665	2,683	2,174
Residual value guarantee loss, included in lease expense	30,793	7,854	—
Asset impairments	4,011	6,343	—
Amortization of deferred entrance fee revenue	(12,392)	(10,598)	(7,581)
Proceeds from entrance fee sales	26,187	14,946	13,342
Refunds of entrance fee terminations	(9,365)	(7,250)	(4,529)
Deferred income tax benefit	(9)	(11,773)	(1,731)
Amortization of deferred gain on sale-leaseback transactions	(3,398)	(2,367)	(452)
Minority interest in earnings (loss) of consolidated subsidiaries	597	92	(961)
Losses (gains) from unconsolidated joint ventures	582	(14)	263
Loss (gain) on sale of assets	1,814	1,005	(267)
Issuance of stock to employee 401k plan	—	334	595
Changes in assets and liabilities, exclusive of acquisitions and sale leaseback transactions: Accounts receivable	(1,418)	5,797	(548)
Inventory	(59)	(57)	45
Prepaid expenses	(710)	80	(758)
Other assets	(11,154)	4,165	1,165
Accounts payable	(2,776)	(442)	1,960
Accrued interest	1,036	(396)	(160)
Other accrued expenses and other current liabilities	11,012	3,362	(7,431)
Tenant deposits	(1,144)	(659)	(803)
Other liabilities	(1,056)	2,972	(1,593)

Net cash and cash equivalents (used) provided by continuing operations	(25,820)	3,159	4,150
Net cash and cash equivalents provided by discontinued operations	6,125	—	—

Net cash and cash equivalents (used) provided by operating activities	(19,695)	3,159	4,150
Cash flows from investing activities:
Additions to land, buildings and equipment	(20,394)	(56,282)	(49,073)
Expenditures for acquisitions, net of cash received	—	—	(6,422)
Reimbursements from (advances for) development projects, net	—	—	3,667
Investments in joint ventures	—	—	(357)
Contributions from minority owners	—	—	522
Receipts for purchase options	—	—	3,750
Proceeds from the sale of assets	25,048	28,526	26,483
Other investing activities	(1,281)	(1,231)	(338)
Changes in assets and liabilities, net of effects from acquisitions: Expenditures for leasehold acquisitions, net of cash received	(612)	—	(14,972)
Proceeds from (purchase of) assets limited as to use	22,234	(4,229)	(3,641)
(Issuance of) receipts from notes receivable	(1,818)	9,081	244

Net cash provided (used) by investing activities	23,177	(24,135)	(40,137)

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	281,863	54,024	89,549
Principal payments on long-term debt	(284,951)	(30,029)	(49,896)
Proceeds from equity investment, net of distributions	12,004	—	—
Principal reductions in master trust liability	(1,447)	(1,092)	(1,444)
Accrual of contingent earnouts	(3,560)	—	—
Expenditures for financing costs	(8,597)	(2,622)	(3,293)
Other financing costs	116	179	(960)

Net cash (used) provided by financing activities	(4,572)	20,460	33,956

Net decrease in cash and cash equivalents	(1,090)	(516)	(2,031)

Cash and cash equivalents at beginning of year	19,334	19,850	21,881

Cash and cash equivalents at end of year	$18,244	$19,334	$19,850

Supplemental disclosure of cash flow information:
Cash paid during the year for interest (including capitalized interest)	$36,665	$35,829	$35,969

Income taxes paid (received)	$241	$65	$211

Supplemental disclosure of non-cash transactions:
During the respective years, the Company acquired certain communities and entered into certain lease transactions. In conjunction with the transactions, assets and liabilities were assumed as follows:
Leasehold acquisition costs	$—	$19,329	$—
Land, buildings and other assets	202,165	1,430	14,202
Other assets	(99,106)	9,532	939
Current liabilities	54,196	12,918	768
Long-term debt	48,863	17,373	7,951

During the years ended December 31, 2001 and 2000, the Company funded its 401(k) contribution with 138,907 and 72,493 shares of its common stock at a fair market value of $334,000 and $595,000, respectively.

During the year ended December 31, 2001, the Company acquired the leasehold interests of 12 communities the Company had previously managed. The liabilities assumed exceeded the assets acquired by $19.2 million, which was recorded as leasehold acquisition costs and is being amortized over the life of the lease or the expected life of the lease, whichever is shorter.

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Presentation

The accompanying financial statements as of and for the years ended December 31, 2002, 2001 and 2000 include the consolidated financial statements of American Retirement Corporation (“ARC”) and its wholly-owned and majority owned subsidiaries (ARC and such subsidiaries being collectively referred to as the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

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

The majority of the communities provide housing and health care services through annually renewable agreements with the residents. Under these agreements, residents are billed monthly fees for housing and additional services, which are recognized as revenue under these agreements on a monthly basis when earned.

Certain communities provide housing and health care services under entrance fee agreements with residents. These agreements require new independent living residents to pay an upfront entrance fee, and obligate the Company to provide a lifecare benefit in the form of future assisted living or skilled nursing housing and services during the life of the resident. This is generally set as reduced monthly or daily rates for assisted living or skilled nursing services, or a certain number of days of these services allowed at no additional cost during each quarter or year. Each new entrance fee resident must meet certain asset and income criteria as part of these lifecare agreements. The agreement terminates when the unit is vacated.

Generally, a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of entrance fees, a long-term liability, until termination of the agreement. The remainder of the entrance fee is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned.

Certain communities also provide services under an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident’s estate contingent upon the occupation of the unit by the next resident, unless otherwise required by applicable state law. The resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee from the succeeding resident. The entrance fee is recorded by the Company as refundable portion of entrance fees and is amortized into revenue using the straight-line method over the remaining life of the buildings. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. They may also elect to obtain additional services, which are billed on a monthly basis or as the services are received. The Company recognizes these additional fees as revenue on a monthly basis when earned. If a resident terminates the agreement, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the unit is reoccupied.

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

In November 2001, the EITF reached a consensus on Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of Pocket’ Expenses Incurred” (“EITF 01-14”), which became effective on January 1, 2002. Under EITF 01-14, certain reimbursements received for out-of-pocket expenses incurred as part of its management agreements should be characterized as revenue and the associated costs be included as operating expenses in the income statement. Upon adoption of EITF 01-14, comparative financial statements for prior periods should be reclassified to comply with the current presentation. The Company typically incurs various expenses which may include payroll, insurance and benefit related cost and other management related costs in association with its managed communities. Such costs are billed to and reimbursed by the owners of the respective communities. The Company implemented EITF 01-14 during the quarter ended June 30, 2002 and as required, has also reclassified comparative prior period financial information. The implementation of EITF 01-14 resulted only in the equal gross up of revenues and expenses and did not have any impact on the net loss in any reported period. The effect of the adoption of EITF 01-14 by the Company was to increase total revenues and total operating expenses by $5.0 million, $7.3 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The Company classifies its U.S. Treasury obligations as held-to-maturity (those securities in which the Company has the ability and the intent to hold the security until maturity) which are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the fair value of any held-to-maturity security below cost that is deemed to be other than temporary results in an impairment in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(e)	Accounts Receivable: Accounts receivable are reported net of an allowance for doubtful accounts, which the Company reviews for adequacy on an ongoing basis, using historical payment trends and other available information.

(f)	Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

(g)	Assets Held-for-Sale: Assets held-for-sale are reported at the lower of the carrying amount or fair value less cost to sell. Upon classification as held-for-sale, depreciation on depreciable assets cease.

(h)	Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the acquisition, development, and construction of the communities. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the shorter of their useful life or remaining base lease term. Construction in progress includes costs incurred related to the development, construction or remodeling of senior living communities. If a project is abandoned or delayed, any costs previously capitalized are measured for impairment and expensed accordingly.

(i)	Notes Receivable: Notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.

(j)	Goodwill: In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of December 31, 2002 and 2001, the Company had $36.5 million of goodwill. Amortization expense related to goodwill was approximately $1.0 million for the year ended December 31, 2001, 2000 and 1999, or $0.06 per dilutive share. The Company adopted SFAS No. 142 on January 1, 2002. Basic and diluted earnings per share, excluding the impact of prior periods’ goodwill amortization expense, are as follows:

	Years ended December 31,

	2001	2000	1999

Basic (loss) earnings per share from continuing operations before minority interest, extraordinary item and cumulative effect of change accounting principle	$(1.95)	$(0.33)	$0.16
Basic (loss) earnings per share	$(1.97)	$(0.28)	$0.18
Diluted (loss) earnings per share from continuing operations before minority interest, extraordinary item and cumulative effect of change in accounting principle	$(1.95)	$(0.33)	$0.16
Diluted (loss) earnings per share	$(1.97)	$(0.28)	$0.18

With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. As of December 31, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting unit and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers Retirement Centers and Free-standing ALs as its reporting units. All recorded goodwill as of the date of adoption was attributable to the Retirement Center reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The Company completed step one of the initial impairment provisions of SFAS No. 142 and determined that the fair value of its Retirement Center reporting unit exceeded net book value at January 1, 2002, thus indicating goodwill was not impaired. Further, the required annual impairment assessment was performed during the fourth quarter of 2002 resulting in no indication of impairment.

(k)	Leasehold Acquisition Costs: Leasehold acquisition costs consist primarily of costs incurred in conjunction with the acquisition of lease rights from previously managed special purpose entity communities. These payments provide the Company the opportunity to lease the community. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements if shorter.

(l)	Other Assets: Other assets consist primarily of security deposits, unexercised nonrefundable purchase options, deferred financing costs, costs of acquiring lifecare contracts, deferred entrance fee receivables, advances to managed entities, contingent earn-outs and investments in joint ventures. Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Nonrefundable purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or earlier, if management determines it is no longer probable that the property will be acquired. Contingent earn-outs represent management’s estimate of additional sale proceeds to be received from the counterparty to certain sale lease-back transactions which were accounted for as financing transactions. Management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

(m)	Investments In Joint Ventures: Investments in joint ventures includes the Company’s 37% and 50% investments in two Free Standing ALs, which the Company accounts for under the equity method. The Company recognizes an impairment loss when there is a loss in the value in the equity method investment which is deemed to be an other-than-temporary decline.

(n)	Advances to Managed Communities: Advances to Managed Communities includes the Company’s working capital advances to a Retirement Center managed by the Company. At December 31, 2002 and 2001, the Company’s advances to managed entities was approximately $1.5 million and $4.2 million, respectively. The amounts are non-interest bearing and due on demand. The Company does not intend to demand repayment, unless sufficient operating cash exists at the Retirement Center. Such assets are reflected in Other Assets on the accompanying consolidated balance sheets.

(o)	Other Liabilities: The Company periodically reviews the adequacy of its accruals related to general and professional liability, workers’ compensation, employee medical claims and other claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors.

(p)	Obligation to Provide Future Services: Under the terms of certain entrance fee contracts, the Company is obligated to provide future lifecare services to its residents. The Company, through the use of external advisors, periodically calculates the present value of the net cost of future services and use of facilities and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 2002 and 2001, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

(q)	Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(r)	Loss per Share: Basic loss per share (“EPS”) is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The effect from assumed conversion of the 10% Series B Convertible Senior Subordinated Notes Due 2008 (the “Series B Notes”) would have been anti-dilutive in 2002 and was therefore not included in the computation of diluted EPS. The effect from assumed conversion of the 5-3/4% Convertible Subordinated Debentures due October 1, 2002 (the “Debentures”) would have been anti-dilutive in 2002, 2001 and 2000 and was therefore not included in the computation of diluted EPS. Due to the net losses in 2002, 2001 and 2000 no shares were considered in the computation of diluted EPS.

(s)	Stock-Based Compensation: In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(94,757)	$(34,922)	$(5,846)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(1,763)	(1,769)	(819)

Pro forma net losses	(96,520)	(36,691)	(6,665)
Loss per share:
Basic-as reported	$(5.48)	$(2.03)	$(0.34)
Basic-pro forma	$(5.58)	$(2.13)	$(0.39)
Diluted-as reported	$(5.48)	$(2.03)	$(0.34)
Diluted-pro forma	$(5.58)	$(2.13)	$(0.39)

(t)	Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, accounts receivable, notes receivable, tenant deposits, accounts payable, and refundable portion of entrance fees approximate their fair values because of the short-term nature of these accounts. The carrying value of debt and convertible debentures approximates fair value as the interest rates approximate the current rates available to the Company. The interest rate swap and caps are carried at fair value.

(u)	Derivative Instruments: On January 1, 2001, the Company adopted Statement of Financial Standards (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.

During 2000 and 1999, the Company entered into two interest rate swap agreements as a hedge against changes in the fair value of certain debt liabilities. Upon the adoption of SFAS No. 133 on January 1, 2001, the existing interest rate swaps were designated as speculative derivative instruments. In applying the transition rules as described in SFAS No. 133, the Company recorded $266,000 of derivative instrument assets, $1.9 million of derivative instrument liabilities, and a $1.6 million reduction in long-term debt. The $1.6 million reduction in long-term debt is being amortized over the life of specified debt instruments as a yield adjustment. Subsequent changes in the fair values of the interest rate swaps are recorded in earnings.

During 2001, the Company sold one of these instruments for $552,000. The notional amount of the remaining swap agreement is $34.8 million and matures on July 1, 2008. Under the terms of the agreement, the Company receives a fixed rate payment of 6.87% on the $34.8 million of debt, but pays a floating rate stated by the swap agreement based on LIBOR and a foreign currency index, with a maximum rate through July 31, 2002 of 8.12%. The fair value of the remaining interest rate swap as of December 31, 2002 was $1.5 million liability.

The Company has also entered into two interest rate cap agreements on $33.1 million and $18.4 million mortgage notes to limit the Company’s interest rate exposure. Under the terms of the interest rate cap agreements, the Company receives payments from the counterparty if 30-day LIBOR exceeds 5.8% over the term of each mortgage. The Company paid $895,000 in premiums for the interest rate caps. These caps have been designated by management as cash flow hedges. Since the 30-day LIBOR rate was below 5.8% throughout fiscal year 2002, no intrinsic value was assigned to the interest rate caps. Accordingly, the $513,000 in decreases in the fair value of the interest rate caps were recorded as interest expense during 2002. As of December 31, 2002, the aggregate fair value of the interest rate caps was $177,000.

(v)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held-for-sale are reported at the lower of the carrying amount or the fair value less the costs to sell.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in APB Opinion No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company adopted SFAS No. 144 on January 1, 2002.

(w)	Comprehensive Loss: During 2002, 2001 and 2000, the Company’s only component of comprehensive loss was net loss.

(x)	Segment Disclosures: The Company operates in two business segments, Retirement Centers and Free-standing ALs.

(y)	Reclassifications: Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.

(z)	Subsidiaries: ARC maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither ARC nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary or ARC.

(aa)	Recent Accounting Pronouncements:

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in note 17 to the consolidated financial statements included herein. The impact on the Company’s financial statements form the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Company does not have any variable interest entities as of December 31, 2002. Accordingly, the adoption of this Interpretation is not expected to have a material effect on the Company’s financial statements.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). The standard replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of this pronouncement to have a material impact to the Company’s operating results.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale lease-back accounting for certain lease modifications that have economic effects similar to sale lease-back transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The impact of the adoption of the Statement related to the rescission of Statement No. 4 will be dependent upon the level of gains or losses from the extinguishment of debt occurring during the year-ended 2003 and beyond. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Company’s financial statements.

(3)	Asset Impairments and Other Losses

During the year ended December 31, 2002, the Company recorded $4.0 million of asset impairments related to delayed or discontinued developments, as discussed below.

During 1999, the Company entered into a land purchase agreement for a parcel of land for $14.5 million, to be used for the development of a senior living community. In connection with the development of this project, the Company has agreed to enter into a joint venture relationship with an unaffiliated entity. The Company incurred and capitalized architectural, engineering, legal, and other costs to date amounting to $3.1 million as part of the development of this project. Although zoning for the project has been approved, the project has been delayed while the Company appeals certain restrictions contained in the zoning approval. The Company intends to pursue these appeals vigorously and believes it will ultimately be successful in amending the zoning restrictions and securing financing (through joint venture or other arrangements) to acquire and develop the property, but there can be no assurance in that regard. During the fourth quarter of 2001, the Company recorded an impairment charge of approximately $6.3 million related to various development costs incurred on these projects.

The Company has two parcels of land upon which senior living communities were to be expanded. Each project was in the early stage of development, with activity in process consisting primarily of zoning permits, completing architectural drawings and site testing. To date, each of these projects has been subject to various delays. During the third and fourth quarters of 2002, the Company further delayed the development and completion of each of these projects. As a result of these additional delays related to the various projects and the completion of the Refinancing Plan, the Company has recorded a charge of approximately $3.4 million during the year-ended December 31, 2002, of which $1.4 million was recorded during the fourth quarter, related to various development costs previously incurred on these two projects, resulting in a reduction in their net carrying value from $10.6 million to $7.3 million. The two land parcels are classified as assets held-for-sale at December 31, 2002 and have a carrying value of $7.3 million.

In late August 2002, the Company determined that assets acquired in 2001 as part of a like-kind exchange, specifically land in Virginia and land and buildings associated with the equity interests in a single member limited liability company that the Company acquired during 2001, would be placed for sale. During 2002, the Company evaluated the estimated sales prices of the land parcels and buildings for impairment and recorded $537,000 of impairment charges during the quarter ended September 30, 2002. The sale of these assets during the quarter ended December 31, 2002, resulted in a $159,000 gain on sale.

During the quarter ended December 31, 1999, the Company abandoned certain development projects and recorded charges of approximately $6.7 million for contractual losses and other costs. The Company made cash payments of $5.9 million in 2000 and $467,000 in 2001 related to these costs. During 2002 and 2001, the Company recorded additional charges of $60,000 and $443,000, respectively, to reflect decreases in the estimated fair value of the remaining properties. An accrual of $697,000 remains at December 31, 2002. The Company will continue to evaluate the adequacy of the remaining accrual. During 2001, the Company sold three of the five land parcels associated with the abandoned projects, and is actively marketing the remaining two land parcels. These two land parcels are classified as held-for-sale. The net carrying amount of these assets was $2.8 million at December 31, 2002 and 2001, respectively.

(4)	Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that assets acquired through the termination of a synthetic lease on a Free-standing AL would be held for sale. The Company expects to sell the community for $9.5 million, and simultaneously use a portion of these proceeds to pay-off mortgage debt related to the community, resulting in expected net proceeds of $1.2 million. Based upon this purchase price, the Company has recorded $5.9 million of asset impairment in the third quarter and $259,000 of fourth quarter 2002 net operating losses as discontinued operations during the year ended December 31, 2002 and classified the assets and liabilities as held-for-sale. The results of operations for this Free-standing AL for the comparative prior periods have not been reclassified to discontinued operations within the accompanying consolidated financial statements based on the overall insignificance of their results to the Company for such periods.

(5)	Assets Held-for-Sale

The Company has $34.1 million of assets classified as held-for-sale at December 31, 2002. Approximately $11.4 million relates to four land parcels which were originally purchased for development and $9.5 million relates to a Free-standing AL for which the Company has received a letter of intent from a buyer, as discussed in note 4. In late August 2002, the Company determined that assets acquired in 2001 as part of a like-kind exchange, specifically land in Virginia, would be placed for sale. The value of the land and buildings as of December 31, 2002, net of accumulated depreciation, is $13.1 million. Assets held-for-sale at December 31, 2001 consist of the land parcels related to abandoned development projects. Debt associated with assets held-for-sale at December 31, 2002 was $20.2 million, classified as a current liability. See note 11.

(6)	Assets Limited as to Use

The composition of assets limited as to use at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Held by trustee under agreement:
U.S. Treasury obligations	$-	$17,630
Certificates of deposit	21,195	38,563
Cash and other short-term investments	17,865	22,547

	39,060	78,740
Less long-term investments	21,701	68,618

Short-term investments	$17,359	$10,122

The certificates of deposit are pledged to a variety of parties for various reasons such as state requirements (primarily for entrance fee communities), collateral for various self-insurance programs, and collateral to support the Company’s lease obligations. The Company receives and recognizes the interest income earned on these certificates of deposit. The $17.6 million of U.S. Treasury obligations, represented by treasury bills, related to a community leased on May 26, 2000, which was acquired by the Company September 30, 2002.

(7)	Land, Buildings, and Equipment

A summary of land, buildings, and equipment is as follows (in thousands):

	2002	2001

Land and improvements	$15,233	$56,730
Land leased to others	31,516	36,078
Land held for development	3,667	8,236
Buildings and improvements	549,724	445,978
Furniture, fixtures, and equipment	44,092	35,659
Leasehold improvements	7,425	6,387

	651,657	589,068
Less accumulated depreciation and amortization	(76,770)	(69,704)
Construction in progress	3,917	5,810

Total	$578,804	$525,174

Depreciation expense was $20.4 million, $17.7 million, and $15.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company capitalized $15,000, $861,000, and $1.4 million of interest costs during 2002, 2001 and 2000, respectively.

(8)	Notes Receivable

These are primarily loans to lessors of retirement communities that are being leased by the Company. The notes receivable generally earn interest at a fixed rate of 6%. Interest and principal are due monthly based on a 35 year amortization. The notes receivable mature from August 2003 through June 2038 and are secured by the related communities.

(9)	Other Assets

Other assets at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Security deposits	$8,780	$7,498
Nonrefundable purchase options	17,376	17,376
Costs of acquiring lifecare contracts, net	2,417	2,749
Deferred entrance fee receivables	7,353	4,535
Deferred financing costs, net	7,968	3,715
Contingent earn-outs	5,585	—
Advances to managed entities	1,483	4,198
Investments in and advances to joint ventures	2,111	2,693
Other	10,734	4,236

Total	$63,807	$47,000

Summary unaudited financial information of the Company’s two joint venture companies (each own one Free-standing AL community) as of and for the years ended December 31, 2002 and 2001 follows (in thousands):

	2002	2001

Current assets	$415	$928
Land, buildings and equipment, net	13,533	13,934
Other assets	414	473

Total assets	$14,362	$15,335

Current liabilities	$2,992	$2,484
Long-term liabilities	12,126	12,120

Total liabilities	15,118	14,604

Partners’ equity	(756)	731

Total liabilities and partners’ equity	$14,362	$15,335

Revenues	$3,894	$2,982

Net loss	(1,469)	(1,917)

(10)	Liquidity and Completion of Refinancing Plan

During 2001, the Company developed a refinancing plan (the “Refinancing Plan”) to address its debt and lease obligations which matured during 2002, comprised primarily of $132.9 million of its 5-3/4% Convertible Subordinated Debentures due October 1, 2002 (the “Old Debentures”). Between November 2001 and September 2002, the Company consummated sale lease-back transactions relating to 16 communities and various other mortgage refinancing and capital raising transactions. In addition, on September 30, 2002, the Company completed the Refinancing Plan and repaid the Old Debentures primarily through the completion of the HCPI Transactions and the Exchange Offer described below.

On August 14, 2002, the Company entered into a loan agreement with Health Care Property Investors, Inc. (“HCPI”), a real estate investment trust, pursuant to which HCPI agreed to loan one of the Company’s subsidiaries $112.8 million (the “HCPI Loan”). The Company also contemporaneously entered into a contribution agreement with HCPI (the “HCPI Investment Agreement”) under which HCPI agreed to make a $12.2 million equity investment in certain other subsidiaries of the Company (the “HCPI Equity Investment”). The HCPI Loan and the HCPI Equity Investment are collectively referred to as the “HCPI Transactions.”

HCPI’s obligation to consummate the HCPI Transactions was subject to a number of conditions and contingencies, including the requirement that the Company successfully complete an exchange offer with the holders of the Old Debentures (the “Exchange Offer”). On September 26, 2002, the Company completed the Exchange Offer by exchanging $99.8 million aggregate principal amount of its Old Debentures for approximately $86.8 million aggregate principal amount of the Company’s new 5 3/4% Series A Senior Subordinated Notes Due September 30, 2002 (the “Series A Notes”) and approximately $16.0 million aggregate principal amount of its new 10% Series B Convertible Senior Subordinated Notes Due April 1, 2008 (the “Series B Notes”). For each $1,000 principal amount of Old Debentures exchanged, the Company issued $869 principal amount Series A Notes and $160 principal amount of Series B Notes. Following completion of the Exchange Offer, approximately $33.1 million aggregate principal amount of Old Debentures were outstanding. The Series A Notes and the Series B Notes are unsecured and subordinated to all of the Company’s existing and future indebtedness and lease financing obligations. Interest on the Series B Notes is due semiannually. The Company has the option to pay up to 2% interest per year on the Series B Notes through the issuance of additional Series B Notes rather than in cash. The Company’s Series B Notes can be convertible at any time into shares of the Company’s common stock at a conversion price of $2.25 per share at the option of the holder.

On September 30, 2002 the Company completed the HCPI Transactions, paying approximately $5.2 million of transaction costs and receiving approximately $119.8 million of net proceeds, which were used to repay the $86.8 million of Series A Notes and the $33.1 million of Old Debentures that were not exchanged in the Exchange Offer. Approximately $4.3 million of the transaction costs have been capitalized as debt financing costs in other assets and will be amortized over the five year term of the HCPI Loan.

The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5%. The Company will only be required to pay in cash 9% interest per year until April 2004. Thereafter, the cash interest payment rate will increase each year by fifty-five basis points. The cash portion of interest is payable quarterly, with any unpaid interest accruing and compounding quarterly. The Company will be permitted to repay the loan in whole or in part at any time after September 30, 2005. The $112.8 million principal balance and all accrued interest will be payable at the maturity of the loan.

The $12.2 million HCPI Equity Investment was made in return for a 9.8% ownership interest in certain subsidiaries (the “Real Estate Companies”) of the Company’s subsidiary that is the borrower under the HCPI Loan. The Real Estate Companies function solely as passive real estate holding companies owning the real property and improvements of nine of the Company’s Retirement Centers. These Retirement Centers are leased to, and operated by, other operating subsidiaries of the borrower subsidiary in which HCPI has no interest. During the term of its investment in each Real Estate Company, HCPI and the borrower subsidiary will have mutual decision making authority with respect to the Real Estate Companies. HCPI has the right to receive certain preferred distributions from any cash generated by the Real Estate Companies. The borrower subsidiary has the right to repurchase HCPI’s minority interest in the Real Estate Companies for one year beginning September 30, 2006. HCPI has the right to purchase the borrower subsidiary’s interests in the Real Estate Companies beginning September 30, 2007.

The HCPI Loan is secured by a first-priority security interest in the borrower subsidiary’s 90.2% ownership interests in the Real Estate Companies, and in certain cash reserve accounts. If the borrower subsidiary defaults or fails to repay the loan at maturity, HCPI’s initial claim against that subsidiary, absent fraud or certain other customary events of malfeasance, will be to exercise its security interests. If the foreclosure does not fully satisfy the HCPI Loan, the borrower subsidiary’s personal liability for the remainder of the HCPI Loan is limited to an amount equal to the equity value of one of the borrower’s subsidiaries other properties. In the event of a default under the HCPI Loan, the operating subsidiaries will continue to operate these communities under a master lease, which has an initial term of 15 years, commencing September 30, 2002, with two ten-year extensions that are exercisable at the Company’s option.

Between November 2001 and September 2002, pursuant to the Refinancing Plan, the Company consummated sale lease-back transactions relating to 16 communities and various other mortgage refinancing and capital raising transactions, which in the aggregate generated gross proceeds of approximately $362.0 million. The Company used approximately $327.2 million of the proceeds to repay related debt and to fund reserve and escrow requirements. The Company used the remaining $34.8 million of proceeds to pay transaction costs associated with the Refinancing Plan and for working capital. As a result of the completion of the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later. In addition, as of December 31, 2002, the Company had guaranteed $40.0 million of third-party senior debt in connection with four communities that the Company manages, leases, or owns through joint ventures.

Certain of the Company’s current debt agreements and leases contain various financial and other restrictive covenants, which may restrict the Company’s flexibility in operating its business. The Company obtained waivers of certain covenants as of December 31, 2002. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants for the foreseeable future. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company’s creditors will grant amendments or waivers in the event of future non-compliance. Furthermore, because of cross-default and cross-collateralization provisions in many of the Company’s mortgages, debt instruments, and leases, any non-payment or other default with respect to such obligations (including non-compliance with a financial or restrictive covenant) could cause the Company’s lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company’s other obligations, which would have a material adverse effect on the Company. Failure to remain in compliance with its financial covenants could have a material adverse impact on the Company.

Although the Company has successfully completed the Refinancing Plan, it remains highly leveraged with a substantial amount of debt and lease obligations, and has increased interest and lease costs. Pursuant to the Refinancing Plan, the Company has replaced a significant amount of mortgage debt with debt and leases with higher rates, increasing the Company’s estimated annual debt and lease payments by approximately $14.4 million. In addition, the interest costs under the HCPI Loan and the Series B Notes are significantly higher than the interest cost of the Old Debentures. Assuming that the Company elects to pay 2% of the interest on the Series B Notes through the issuance of additional Series B Notes rather than cash, the HCPI loan and Series B Note annual interest payments would be higher than the corresponding interest payments under the Old Debentures by approximately $3.8 million per year. In addition, during 2003, the Company will accrue additional interest expense that is not currently payable, pursuant to the HCPI Loan and the Series B Notes, which will be approximately $13.0 million.

The Company is permitted to repay the HCPI Note in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Note at maturity in 2007, HCPI may foreclose upon the Company’s ownership interests in the Real Estate Companies that currently own nine of the Company’s Retirement Centers, and the Company will continue to operate the nine Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Note at the end of three years and repurchase the HCPI Equity Investment at the end of four years. However, if the Company does not repay the HCPI Note and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company’s net operating loss carryforward resulting in a significant net liability to the Company.

The Company has scheduled current debt principal payments of $13.5 million and minimum rental obligations of $44.4 million under long-term operating leases due during the twelve months ended December 31, 2003. As of December 31, 2002, the Company had approximately $18.2 million in unrestricted cash and cash equivalents and $15.7 million of working capital. The Company’s annual cash flows from operations for the year-ended December 31, 2002 was negative and was not sufficient to meet its future debt and lease payment obligations. However, the Company expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions, and the proceeds from the sale of assets currently held-for-sale will be sufficient to fund operating requirements, capital expenditure requirements, periodic debt service requirements and lease obligations during 2003.

The Company has significant debt maturities totaling $50.4 million due in the first two quarters of 2004. Expected cash flows from operations will not be sufficient to meet these requirements. The Company plans to refinance or extend this debt during 2003. The failure to extend, refinance or repay the debt due in 2004 will have a material adverse effect upon the Company.

(11)	Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):

	December 31,	December 31,
	2002	2001

Note payable bearing interest at a fixed rate of 19.5%, compounding quarterly. Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007. The loan is secured by a security interest in the borrower subsidiary’s ownership interests.	$115,721	$—
Convertible debentures bearing interest at a fixed rate of 5.75%. Interest is due semi-annually on April 1 and October 1 through October 1, 2002, at which time all principal is due.	—	132,930
Convertible debentures bearing interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due.	15,956	—
Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and 2037. Interest rates at December 31, 2002 range from 4.24% to 10.25%. The loans are typically secured by certain land, buildings and equipment.	240,549	287,793
Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% - 9.37%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	128,575	794
Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2008 and 2015. Variable and fixed rate interest rates at December 31, 2002 range from 3.25% to 9.58%. The loans are secured by certain land, buildings and equipment.	39,850	140,608

Total long-term debt	540,651	562,125
Less current portion	13,526	371,667
Less debt associated with assets held-for-sale	20,246	—

Long-term debt, excluding current portion	$506,879	$190,458

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

	December 31,	December 31,
	2002	2001

Year 1	$13,526	$371,667
Year 1, debt associated with assets held-for-sale	20,246	—
Year 2	54,926	36,770
Year 3	103,610	7,537
Year 4	8,466	16,739
Year 5	146,402	1,938
Thereafter	193,475	127,474

	$540,651	$562,125

In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan and Series B Notes (assuming the Company elects to pay 2% of the semi-annual interest payments in additional Series B Notes) at their maturity or earlier repayment. Unless paid earlier, the HCPI Loan accrued interest at maturity will be approximately $86.7 million. These balance will increase each year as another year of interest is accrued but unpaid, plus the compounding of interest on amounts previously accrued.

During the year ended December 31, 2002, the Company entered into various financing transactions pursuant to its Refinancing Plan, which are described below and included within the summary set forth above.

On January 1, 2002, the Company completed a sale lease-back of a Retirement Center in North Carolina for $45.0 million. The lessor assumed $34.8 million of debt associated with the property, resulting in an assumption fee of $348,000, coupled with $50,000 of unamortized financing costs, which the Company has recorded as an extraordinary loss. The lease agreement has an initial term of 15-years with two five-year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the 15-year base term of the lease. In conjunction with this sale, on January 1, 2002, the Company acquired a Free-standing assisted living community (“Free-standing AL”) in Florida for $7.1 million, which it had previously managed for the buyer of the North Carolina community. The Company funded this acquisition by assuming a $4.7 million mortgage note and was refinanced through the Refinancing Plan.

On February 12, 2002, the Company sold for $18.5 million a retirement center in Illinois. The Company used a majority of the sale proceeds to repay $12.9 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options, and has the right of first refusal to repurchase the community. The Company recorded a deferred gain of $5.3 million on the sale, which is being amortized on a straight-line basis over the 15-year base term of the lease.

On March 22, 2002, the Company sold a Free-standing AL in Colorado, for $17.9 million. The Company contemporaneously leased the property back from the buyer under a 15-year lease agreement with two five-year renewal options and a right of first refusal to repurchase the community. The Company used a portion of the sale proceeds to repay $16.3 million of debt associated with the property, resulting in the Company expensing $259,000 of unamortized financing cost as an extraordinary item. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, this transaction was recorded as a financing transaction and the Company recorded $17.9 million of lease obligation as debt, bearing interest of 7.46%. The Company recorded a $5.8 million loss as a result of this transaction. These losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense.

On March 28, 2002, the Company sold two retirement centers and three Free-standing ALs for $73.2 million. The Company used a portion of the proceeds to repay $55.2 million of debt, resulting in the Company expensing $99,000 of unamortized financing cost as an extraordinary item. The Company contemporaneously leased the properties back from the buyer under a 15-year lease agreement with two ten-year renewal options. The sale agreements for the three Free-standing ALs contain certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, the Free-standing AL transactions were recorded as financing transactions and the Company recorded $18.2 million of lease obligation as debt, bearing interest of 9.37%. The Company recorded a $17.8 million loss as a result of the sale of these three Free-standing ALs. These losses are considered residual value guarantee amounts under the previous leases terminated in connection with the sale lease-back transaction and have been fully recognized as lease expense. The Company has the option, subject to certain conditions, to purchase one of the retirement centers after March 28, 2006. Accordingly, the lease for this retirement center is recorded as a lease financing obligation and the Company recorded $25.0 million of lease obligation as debt, bearing interest of 8.27%. The other retirement center lease is being accounted for as an operating lease, since the sale agreement for this community did not contain a contingent earnout provision, an option to purchase, or other continuing involvement provisions. The Company recorded a deferred gain of $697,000 on the sale of this retirement center, which is being amortized on a straight-line basis over the 15-year base term of the lease. The Company has an option to acquire the retirement center that has been accounted for as a lease financing obligation after March 28, 2006, subject to certain conditions.

On May 31, 2002, the Company replaced two mortgage notes maturing December 31, 2002 totaling $82.7 million with a $95.7 million mortgage note with the same lender which matures May 31, 2005. The Company applied the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” in determining the treatment of costs incurred related to the exchange of debt instruments. As such, the commitment fee of $957,000 which, along with $128,000 of unamortized financing costs on the previous notes, will be amortized as a yield adjustment over the term of the new mortgage note, while $972,000 of legal and investment advisor fees are recorded in general and administrative expense. The new mortgage debt has a fixed and variable interest component, principal and interest is due monthly, based on a 25-year amortization, and remaining principal and unpaid interest is due May 31, 2005, with two one-year renewal options. The fixed rate component converted to a variable rate on January 1, 2003. The Company purchased an interest rate cap agreement for $789,000, which would limit the Company’s variable interest expense if 30-day LIBOR should exceed 5.8% over the term of the mortgage. The Company has designated the cap as a cash flow hedge. As such, any changes in the fair value of the cap while 30-day LIBOR does not exceed 5.8% is recognized as interest expense during the current period. The fair value of the cap was $150,000 at December 31, 2002. The note is secured by certain land, buildings, and equipment and contains cross-default provisions.

On July 1, 2002 the Company replaced $18.8 million of mortgage debt due August 31, 2002 with an $18.5 million mortgage note bearing interest at the greater of 7.25% or 4% above 30-day LIBOR. Principal and interest are due monthly with remaining principal and unpaid interest due July 1, 2007. The Company purchased an interest rate cap agreement for $106,000, which would limit the Company’s interest expense if 30-day LIBOR should exceed 6.5% during the term of the mortgage. The Company has designated the cap as a cash flow hedge. As such, any changes in the fair value of the cap, while 30-day LIBOR does not exceed the variable rate on the debt, is recognized as interest expense in the current period. The fair value of the cap was $27,000 at December 31, 2002. The Company used the proceeds from the replacement mortgage note to repay the remaining $18.5 million balance outstanding under the Company’s $95 million revolving credit facility and in the process, terminated a synthetic lease and became the owner of the previously leased assets including $12.8 million of property and equipment. The $18.5 million note is secured by certain land, buildings, and equipment affiliated with a community in Arizona.

On July 11, 2002, the Company terminated synthetic leases on two communities in South Carolina and Arizona and the Company became the owner of each community. The termination of the synthetic leases facilitated the Company simultaneously entering into a sale lease-back transaction of these communities and certain others on the same date (see below). The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs.

On July 11, 2002, the Company sold for $56.5 million three retirement centers in Arizona, Colorado, and Texas and two Free-standing ALs in South Carolina and Florida. The Company used a portion of the sale proceeds to repay debt associated with the properties. The Company contemporaneously leased these properties back from the buyer. The leases are classified as operating leases, with the exception that one of the retirement center leases is recorded as a lease financing obligation and the Company recorded $30.1 million of lease obligation as debt in connection with the Retirement Center lease. This lease agreement additionally includes other communities previously leased by the Company to the lessor.

On July 11, 2002, the Company modified a master lease agreement which included 11 communities, one Retirement Center and ten Free-standing ALs, into two new master lease agreements (Pool I and Pool II). The Pool I lease agreement includes one Retirement Center and six Free-standing ALs from the original lease, as well as two additional Retirement Centers from the July 11, 2002 sale. The Pool II lease agreement includes four Free-standing ALs from the original lease, as well as one Retirement Center and two Free-standing ALs from the July 11, 2002 sale lease-back transaction. Pool I is a 12-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. Pool II is a 10-year lease with four ten-year renewal options and the Company has the right of first refusal to repurchase the communities. These master leases are classified as operating leases.

On July 18, 2002, the Company refinanced $25.7 million of mortgage debt on three communities and two land parcels. Under the terms of the new mortgage debt agreements, previous maturities ranging from 2002 to 2006 were amended to 2004 and certain financial covenants were eliminated or amended. Measurement of the modified covenants began on September 30, 2002.

On July 26, 2002, the Company terminated synthetic leases on three Free-standing ALs in Texas and the Company became the owner of each community. The Company did not incur any cash costs in connection with the termination of the synthetic leases other than transaction costs. Simultaneously, the Company extended and modified an existing $11.0 million mortgage note and refinanced $33.7 million of mortgage debt on the three communities for which the Company was guarantor. The original maturities were extended to 2004, and certain existing financial covenants were amended, the measurement of which began on September 30, 2002. Interest on the notes increased from 6.75% to 7.25%.

On September 30, 2002, the Company completed the Exchange Offer, as well as the HCPI Transactions (see note 10).

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

On November 1, 2002, the Company sold for $9.0 million a Free-standing AL in Tennessee. The Company used a majority of the sale proceeds to repay $6.3 million of debt associated with the property. The Company contemporaneously leased the property back from the buyer. The sale agreement contains certain formula-based earnout provisions which may provide additional sales proceeds to the Company based on future performance. As a result of the contingent earn-out provisions, this transaction was recorded as a financing transaction and the Company recorded $9.0 million of lease obligation as debt, bearing interest at 7.9%.

On November 18, 2002, the Company terminated its final synthetic lease on a Free-standing AL in Florida and became of the owner of the community. The Company did not incur any cash costs in connection with the termination of the synthetic lease other than transaction costs. The Company acquired $8.7 million of fixed assets and assumed $3.3 million of mortgage debt bearing fixed interest at 8.0%. Principal and interest are due monthly with the remaining principal and interest due May 1, 2016.

On December 17, 2002, the Company replaced $9.5 million of mortgage debt due December 31, 2002 with a $10.0 million mortgage note bearing interest at 4% plus the greater of 3% or 30-day LIBOR, which was 7% at December 31, 2002. Principal of $6,655 is due monthly with remaining principal and unpaid interest due January 1, 2008. The note is secured by certain land, buildings, and equipment affiliated with a community in Florida.

On December 30, 2002, the Company sold assets acquired in 2001 as part of a like-kind exchange, specifically land in Virginia and land and buildings associated with the equity interests in a single member limited liability company that the Company acquired during 2001. The value of the land and buildings, net of accumulated depreciation, was $28.5 million. In addition, the buyer assumed a $11.9 million non-recourse mortgage loan bearing interest at 7.43% with principal due monthly, and a maturity date of January 2024 and a $15.1 million non-recourse mortgage loan, with interest at 8.41% and principal and interest due monthly, and a maturity date of September 2005, respectively, related to these assets. The sale of these assets during the quarter ended December 31, 2002, resulted in a $159,000 gain on sale. The sale of the Virginia land is subject to certain contingencies, including lender approval of the assumption of the mortgage note, and as such, at December 31, 2002, $13.1 million and $11.9 million are included in assets held-for-sale and debt associated with assets held-for sale, respectively.

As a result of completed transactions under the Refinancing Plan, the Company has expensed losses from 11 of 16 sale lease-back transactions of $30.8 million for the year ended December 31, 2002, including $600,000 during the quarter ended September 30, 2002, $7.0 million during the quarter ended June 30, 2002, and $23.2 million during the quarter ended March 31, 2002. In addition, the Company recorded losses of $7.9 million during the quarter ended December 31, 2001 bringing the total losses on the sale lease-back Refinancing Plan transactions to $38.7 million. These losses are considered residual value guarantee amounts associated with prior leases that were terminated as pre-conditions to the sale lease-back transactions and have been fully recognized as lease expense. The Company does not expect to incur any additional residual value guarantee losses. The Company has recorded deferred gains of $17.0 million on the other five of 16 sale lease-back transactions, which is being amortized over the 15 year term of the lease, increasing the Company’s deferred gain on sale lease-back transactions to $28.3 million.

In addition, due to the shorter than expected remaining life of the prior leases terminated in connection with the sale lease-back transactions, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. As a result of this acceleration, the Company recorded additional amortization costs of $472,000 during the quarter ended December 31, 2001, $6.5 million during the quarter ended March 31, 2002, and $2.3 million during the quarter ended June 30, 2002, bringing the total amount of accelerated amortization related to these sale lease-back transactions to $9.3 million, $8.8 million of which was recognized during the year ended December 31, 2002.

(12)	Refundable Entrance Fees and Deferred Entrance Fee Income

Entrance fees related to the residency and care agreements entered into with residents are received at the time of occupancy. The nonrefundable portion of the fee is reported as deferred entrance fees and amortized into income over the actuarially determined life expectancy of each resident. The refundable portion of the entrance fee is reported as refundable portion of entrance fees and is not amortized. For those contracts which are fully refundable to the resident upon occupation of the unit by the next resident, the entrance fees are recorded as refundable portion of entrance fees and amortized into revenue over the remaining life of the building. Some of the residency and care agreements provide for declining refundable fees based upon the resident’s length of stay. Residency and care agreements may be terminated by residents at any time for any reason with 30 days notice. At termination, the refundable amount is paid to the resident or resident’s estate. Payments of such refunds are charged against the resident’s deferred entrance fees and refundable portion of entrance fees, and any gain or loss is included in resident and health care services revenue.

Under certain of the Company’s residency and health care agreements for its lifecare communities residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by the land, buildings and equipment at the community. As of December 31, 2002, the remaining obligation under the Master Trust Agreements is $44.1 million and is payable monthly based on a 40-year amortization of each resident’s balance. The current installment due in 2003, and annually for the subsequent five-year period, is approximately $1.5 million. The annual obligation is reduced as individual residency agreements terminate.

Upon termination of the resident’s occupancy, the resident or the resident’s estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident’s original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated statement of operations. At December 31, 2002 and 2001, the Company had accrued $7.4 million and $4.5 million, respectively, as deferred lifecare fee receivables which is included as a component of other assets. The Company reports the long-term obligation under the Master Trust Agreements as a refundable portion of entrance fees and deferred entrance fee income based on the applicable residency agreements.

The balances at December 31, 2002 and 2001, respectively (in thousands) were:

		Other Residency
	Master Trust	Agreements	Total

At December 31, 2002:
Other current liabilities	$1,522	$—	$1,522
Refundable portion of entrance fees	17,215	42,394	59,609
Deferred entrance fee income	25,397	93,101	118,498

	$44,134	$135,495	$179,629

		Other Residency
	Master Trust	Agreements	Total

At December 31, 2001:
Other current liabilities	$1,354	$—	$1,354
Refundable portion of entrance fees	16,389	29,920	46,309
Deferred entrance fee income	24,461	26,750	51,211

	$42,204	$56,670	$98,874

(13)	Shareholders’ Equity

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 2002 and 2001, no preferred shares had been issued.

On November 18, 1998, the Company’s Board of Directors adopted a Shareholders’ Rights Plan (the “Rights Plan”) to protect the interests of the Company’s shareholders if the Company is confronted with coercive or unfair takeover tactics by third parties. Pursuant to the Rights Plan, a dividend of one Right for each outstanding share of the Company’s Common Stock was issued to shareholders of record on December 7, 1998. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $86.25 per Right. Each Right will become exercisable following the tenth day after a person’s or group’s acquisition of, or commencement of a tender or exchange offer for 15% or more of the Company’s Common Stock. If a person or group acquires 15% or more of the Company’s Common Stock, each right will entitle its holder (other than the person or group whose action has triggered the exercisability of the Rights) to purchase common stock of either the Company or the acquiring company (depending on the form of the transaction) having a value of twice the exercise price of the Rights. The Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s assets or earning power. The Rights may be redeemed prior to becoming exercisable, subject to approval by the Company’s Board of Directors, for $0.001 per Right. The Rights expire on November 18, 2008. The Company has reserved 2,000,000 shares of Series A Preferred Stock for issuance upon exercise of the Rights.

The $16.0 million of the Series B Notes are convertible into shares of the Company’s common stock at any time prior to their April 1, 2008 maturity, at the option of the holder, at the conversion price of $2.25 per share. The Company has the option to pay up to 2% interest per year through the issuance of additional Series B Notes, rather than in cash. The Series B Notes are redeemable, in whole or in part, at the Company’s option, at any time, at a premium starting at 105% of the principal amount, declining to 100% of the principal amount during the term of the Series B Notes.

(14)	Stock-Based Compensation

Stock Option Plan

In 1997, the Company adopted a stock incentive plan (the “1997 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, 15% of the outstanding common stock, or 2,601,179 shares of common stock have been reserved and are available for issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options generally expire ten years from the date of grant and vest over a three-year period.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000, respectively, is presented below (shares in thousands):

Options	Shares	Average Exercise Price

Outstanding at December 31, 1999	2,368	$13.97

Granted	183	6.10
Exercised	—	—
Forfeited	(1,791)	15.81

Outstanding at December 31, 2000	760	$7.52

Granted	1,602	3.16
Exercised	(12)	3.10
Forfeited	(191)	7.07

Outstanding at December 31, 2001	2,159	$4.83

Granted	85	2.22
Exercised	—	—
Forfeited	(117)	4.78

Outstanding at December 31, 2002	2,127	$4.73

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

		Weighted Average
Range of Exercise		Contractual Life	Average Exercise
Prices	Number Outstanding	(Years)	Price

$1.650 — 3.050	146	8.95	$2.55
$3.100 — 3.100	1,010	8.01	3.10
$3.140 — 4.950	326	8.67	3.37
$5.000 — 5.000	343	2.11	5.00
$5.010 — 18.813	302	4.26	12.35

$1.650 — 18.813	2,127	6.69	$4.73

There were exercisable options to purchase an aggregate of 1,435,000 shares at an average exercise price of $5.48 per share as of December 31, 2002.

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

		Weighted Average
Range of Exercise		Contractual Life
Prices	Number Outstanding	(Years)	Exercise Price

$2.970 — 3.050	63	9.03	$2.98
$3.100 — 3.100	1,042	9.01	3.10
$3.140 — 4.950	365	9.66	3.38
$5.000 — 5.000	357	3.10	5.00
$5.010 — 18.813	332	5.40	11.99

$2.970 — 18.813	2,159	7.59	$4.83

There were exercisable options to purchase an aggregate of 819,000 shares at an average exercise price of $6.70 per share as of December 31, 2001.

In accordance with SFAS No. 123, pro forma information regarding net income (loss) and earnings (loss) per share as disclosed in note 1(s) has been determined by the Company using the “Black-Scholes” option pricing model with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: 1.64%, 5.20% and 6.16% risk-free interest rate, 0% dividend yield, 64.3%, 59.9% and 60.6% volatility rate, and an expected life of the options equal to the remaining vesting period.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $0.95, $1.15, and $2.77, respectively.

Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan (“ESPP”) pursuant to which an aggregate of 12,575 shares remain authorized and available for issuance to employees at December 31, 2002. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an “Option Period”) to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the “Exercise Date”), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code (Code). During 2002, 2001 and 2000, respectively, 64,671, 60,718 and 66,067 shares were issued pursuant to the ESPP at an average purchase price of $1.83, $2.37 and $3.60 per share, respectively.

(15)	Retirement Plans

Employees of the Company participate in a savings plan (the “401(k) Plan”) which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. The Company matches 1% of participant contributions, up to 2% of the participant’s monthly compensation. In addition, the Company may make discretionary contributions up to 2% of the participant’s quarterly compensation. The Company may also contribute an additional amount determined in its sole judgment. The Company funded its contributions with the issuance of stock during 2000 and 2001, contributing 72,493 shares and 138,907 shares, respectively. In 2002, the Company funded its contributions with cash totaling approximately $650,000.

The Company maintains a non-qualified deferred compensation plan (the “162 Plan”) which allows employees who are “highly compensated” under IRS guidelines to make after-tax contributions to an investment account established in such employees’ name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company’s creditors. Approximately 56 employees are eligible to participate in the 162 Plan. No contributions were made to the 162 Plan in 2002, 2001 or 2000.

(16)	Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 were attributable to the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Loss from continuing operations	$487	($11,837)	($3,523)
Minority interest in losses of consolidated subsidiaries	—	(49)	589
Extraordinary item	—	(155)	(77)

Total income tax benefit	$487	($12,041)	($3,011)

The income tax expense (benefit), attributable to income (loss) from continuing operations before minority interest and extraordinary item consists of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

U.S. Federal:
Current	$—	($327)	($1,554)
Deferred	—	(11,310)	(1,525)

Total U.S. Federal	—	(11,637)	(3,079)

	Years Ended December 31,

	2002	2001	2000

State:
Current	479	263	274
Deferred	8	(463)	(718)

Total State	487	(200)	(444)

Total	$487	($11,837)	($3,523)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001

Deferred tax assets:

Federal and state operating loss carryforwards	$24,449	$27,347
AMT credit carryforward	149	149
Charitable contributions carryforward	—	6,653
Deferred gains on sale lease-back transactions	11,240	4,815
Accrued expenses not deductible for tax	4,702	4,964
Intangible assets	—	1,261
Asset impairment charges and other losses	7,466	5,364
Deferred entrance fee revenue	19,096	4,253
Other	3,255	281

Total gross deferred tax assets	70,357	55,087
Less valuation allowance	(47,934)	(16,228)

Total deferred tax assets, net of valuation allowance	22,423	38,859
Deferred tax liabilities:

Buildings and equipment	21,580	38,250
Intangible assets	833	—
Other	789	1,379

Total gross deferred tax liabilities	23,202	39,629

Net deferred tax liability	($779)	($770)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes on income (loss) from continuing operations before income taxes, minority interest and extraordinary item:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
Difference in book and tax goodwill amortization expense	0%	(0.3%)	(1.4%)
State income taxes, net of Federal benefit	(0.5%)	0.3%	1.3%
Non-deductible expenses and other items	(0.1%)	(0.1%)	(0.4%)
Change in valuation allowance	(34.9%)	(9.4%)	—

Total	(0.5%)	25.5%	34.5%

At December 31, 2002, the Company had unused federal net operating loss (NOL) carryforwards of approximately $56 million for regular tax purposes and $40 million for alternative minimum tax, which expire in 2011 through 2021. As of December 31, 2002 the Company had alternative minimum tax credit carryforwards of approximately $149,000. The Company also had an unused charitable contribution carryforward of approximately $18 million that expired in 2002.

As of December 31, 2002, the Company carried a valuation allowance against deferred tax assets in the amount of $47.9 million. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $31.7 million and $7.5, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The ultimate realization of deferred tax assets related to net operating loss carryforwards and tax credit carryforwards is dependent upon the generation of future taxable income prior to the expiration of the carryforwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of cumulative and projected future taxable income over the period in which the Company can utilize the certain deferred tax assets, management has determined that a valuation allowance in the amount of $47.9 million should be applied against federal and state net operating loss carryovers, and other deferred tax assets.

(17)	Leasehold Acquisitions and Managed Special Purpose Entities (SPE)

The Company had entered into various transactions with third parties for the development of certain Free-standing ALs. The Company entered into long-term ground leases with special purpose entities, generally subsidiaries of a bank or REIT (the Owner). The Owner entered into a construction loan agreement with a lender or the Company provided the funding. Upon completion of the various development projects, the Owners of these senior living communities leased the properties to various other SPEs (the Lessees) under operating leases. The Company then entered into management agreements with the Lessees to manage the operations of the leased senior living communities (Managed SPE Communities). The management agreements provided for the payment of management fees to the Company based on a percentage of each community’s gross revenues and required the Company to fund the Lessee’s operating deficits above specified amounts. The management agreements provided the Company with rights of first refusal to acquire the lessee’s leasehold interest if the lessees chose to sell such interests. The Company was required to pledge to the Lessees certificates of deposit as collateral to support the Company’s operating deficit obligations. At December 31, 2001, the Company had pledged certificates of deposit in the aggregate of $35.4 million, which were classified as non-current assets limited as to use. The Company received the interest income earned on these certificates of deposit. During 2001 and 2000, the Company funded operating deficits of $5.0 million and $2.2 million, respectively. Such amounts are recorded as equity in losses of managed special purpose entity communities on the accompanying Statements of Operations.

During 2000, Company acquired leasehold interests in 13 Managed SPE Communities and acquired a fee simple title to one Managed SPE Community. During 2001, the lessees decided to sell their leasehold interest and the Company exercised its rights of first refusals and assumed all of the remaining leasehold interests in 12 Managed SPE Communities for an aggregate purchase price of $19.2 million. In connection with the 2001 acquisitions, the Company paid $2.0 million during 2002, and issued approximately $17.2 million of interest-only notes, due October 1, 2008, bearing interest at 9.58% per annum. The notes are secured by the Company’s interest in a Retirement Center. Ten of the 26 Managed SPE Communities were originally leased to affiliates of John Morris, a director of the Company. The Company paid $842,000 during 2002 and issued a $7.6 million, 9.58% fixed interest only note, due October 1, 2008 to acquire these leasehold interests of the affiliates of John Morris. The terms of this note and its related security instruments are identical to those issued to unaffiliated lessee entities in connection with the other leasehold acquisitions during 2001.

The leasehold interest acquisitions resulted in leasehold acquisition costs of $19.3 million during 2001 and $15.7 million during 2000, which were being amortized over the remaining base term of the leases (generally ten to 15 years, or, if shorter, the expected life of the lease). In addition, several of the Company’s sale lease-back transactions resulted in the early termination of certain existing leases. As a result, the Company accelerated the amortization of leasehold acquisition costs beginning in the fourth quarter of 2001. Amortization expense was $11.2 million, $2.0 million and $555,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The operating results for the communities are included in the Company’s results beginning on the date of the acquisition of the leasehold interests.

(18)	Industry Segment Information

The Company has significant operations principally in two industry segments: (1) Retirement Centers and (2) Free-Standing ALs. Retirement Centers represent 32 of the senior living communities which provide a continuum of care services such as, independent living, assisted living and skilled nursing care. The Company currently operates 33 Free-Standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, some of which also provide some skilled nursing and/or specialized care such as Alzheimer’s and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance on EBITDAR, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, rent, asset impairments, equity in loss of Managed SPE Communities, other income (expense), minority interest, and extraordinary items and discontinued operations. Fiscal year 2001 and 2000 data was reclassified to conform to the segment alignment in 2002. The following is a summary of total revenues, EBITDAR, and total assets by segment for the years ended December 31, 2002, 2001 and 2000 (in thousands).(1)

	Retirement	Free-standing	Corporate /
	Centers	Assisted Living(2)	Other(3)	Total

For the Year Ended December 31, 2002
Revenues	$256,942	$67,922	$7,006	$331,870
NOI / Community EBITDAR	81,741	5,990	(24,629)	63,102
Lease expense				72,265
Depreciation and amortization				32,965
Asset impairments				4,011
Operating income (loss)				(46,139)
Total assets	539,764	210,376	89,858	839,998
For the Year Ended December 31, 2001
Revenues	$224,703	$29,217	$9,600	$263,520
NOI / Community EBITDAR	77,465	(1,781)	(28,483)	47,201
Lease expense				35,367
Depreciation and amortization				21,717
Asset impairments				6,343
Operating income (loss)				(16,226)
Total assets	511,468	239,333	99,390	850,191
For the Year Ended December 31, 2000
Revenues	$192,613	$8,442	$11,730	$212,785
NOI / Community EBITDAR	64,802	(2,412)	(14,366)	48,024
Lease expense				18,267
Depreciation and amortization				17,142
Operating income (loss)				12,615
Total assets	524,540	213,233	54,707	792,480

(1)	Segment data does not include any inter-segment transactions or allocated costs. During 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center. Both 2001 and 2000 amounts have been restated to conform with the 2002 presentation. In addition, amounts have been restated to conform with the Company’s 2002 adoption of Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characteristics of Reimbursements Received for Out-of-Pocket Expenses Incurred.

(2)	Free Standing AL Revenues represent the Company’s consolidated revenues for the period throughout the year the communities were owned or leased. During 2001, 12 of the 34 Free Standing AL leasehold interests were acquired and therefore results are not indicative of 34 communities for the twelve months ended.
(3)	Corporate/Other Revenues represent the Company’s development and management fee revenues, as well as reimbursed expenses of $5.0 million, $7.3 million and $6.7 million, respectively for the years ended December 31, 2002, 2001 and 2000. Corporate/Other NOI includes operating expenses related to corporate operations, regional, district and network support costs, and various insurance and liability accruals related to the Company’s insurance and self-insurance programs.

(19)	Commitments and Contingencies

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

Insurance

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company’s owned, leased and certain of its managed communities under a master insurance program.

Effective January 1, 2003, the Company renewed its general and professional liability policy, incurring increased retention levels ranging from $1,000,000 to $5,000,000. The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million. During the year ended December 31, 2002, the Company expensed $2.6 million of property, general liability, and professional medical malpractice insurance claims, including legal costs, related to multiple insurance years. Additionally, the Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2002 of $4.2 million.

The Company has operated under a large deductible workers’ compensation program, with excess loss coverage provided by third party carriers, since July 1995. During July 2002, the Company renewed its self-insurance for workers’ compensation claims with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. As of December 31, 2002, the Company currently provides cash collateralized letters of credit in the aggregate amount of $4.7 million related to this program, which is reflected as assets limited as to use on the balance sheet. The Company utilizes a third party administrator to process and pay filed claims. During the year ended December 31, 2002, the Company expensed $3.2 million of workers’ compensation claims, including legal costs, related to multiple insurance years. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2002 of $3.8 million.

On January 1, 2002, the Company initiated a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.7 million for aggregate calendar 2002 claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. During the year ended December 31, 2002, the Company has expensed $15.0 million of employee medical insurance claims and costs. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2002 of $3.8 million.

Leases

As of December 31, 2002, the Company operated 35 of its senior living communities under long-term leases. Of the 35 communities, 16 are operated under two master lease agreements, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from four to 22 years. Certain of the leases provide for renewal and purchase options. Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on occupancy levels or other measures. Contingent lease payments are expensed when incurred.

Total lease expense was $72.3 million, $35.4 million and $18.3 million for 2002, 2001, and 2000, respectively. Lease expense for 2002 and 2001 includes residual value guarantee losses of $30.8 million and $7.9 million, respectively.

Future minimum lease payments as of December 31, 2002 were as follows (in thousands):

2003	$44,368
2004	45,034
2005	45,715
2006	46,412
2007	47,139
Thereafter	387,281

$615,949

Management and Development Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to six months’ notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner’s expense and receives a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company’s existing management agreements expire at various times through June 2018.

In connection with the execution of certain management contracts, the Company assumed a debt guarantee on the mortgage debt of one of the managed communities. At December 31, 2002, $17.4 million was outstanding under the debt agreement. In addition, the Company has additional guaranteed mortgage debt of approximately $22.6 million of which $10.5 million relates to a Retirement Center which the Company leases, and $12.1 million relates to two joint ventures which the Company manages.

The Company is currently not providing development services for senior living communities owned by others. Under the terms of the past development or management agreements, the Company received a fixed fee of approximately 3.75% to 5% of the total construction costs of the communities. Such fees were recognized over the terms of the development agreements using the percentage-of-completion method. The Company recognized $0, $47,000 and $901,000 of development fee revenue during 2002, 2001 and 2000, respectively.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company’s business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community’s license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at December 31, 2002.

Other

A portion of the Company’s skilled nursing revenues are attributable to reimbursements under Medicare. Certain temporary rate add-ons for the Company’s skilled nursing reimbursement rates under the Prospective Payment System expired October 1, 2002. Congress has not acted to extend any portion of these add-ons. As a result, the negative impact on revenues of the Company, beginning with the fourth quarter of calendar 2002, is approximately $400,000 per quarter. In addition, certain per person annual limits on therapy services, which have been temporarily suspended, will become effective again on July 1, 2003, unless Congress takes additional action before that date. Such limits are not expected to have a significant impact on the Company.

(20)	Related Party Transactions

W.E. Sheriff, the Company’s chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns a 128-bed nursing and 41-bed assisted living center, Freedom Plaza Care Center (FPCC), in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed July 2001. Pursuant to the terms of its development agreement with Maybrook, the Company received a development fee of $125,000. The Company recognized $46,875 and $78,125 of the development fee in 2001 and 2000, respectively.

Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. Total lease payments during 2002 and 2001 under this lease were $2.1 million and $1.1 million, respectively.

The Company agreed to develop for an unaffiliated third party ten Free-standing ALs. Following completion of construction, the communities were leased to SPE affiliates of John Morris, a director of the Company. The Company agreed to manage these Managed SPE Communities pursuant to management agreements that provided for the payment of management fees to the Company based on a percentage of the gross revenues of each residence and required the Company to fund operating losses above a specified amount. During 2001, the Company acquired from affiliates of John Morris, leasehold interests in six Managed SPE Communities for $8.4 million. The Company accrued $842,000 for cash payments to be made in 2002 and issued a $7.6 million, 9.58% interest only note, due October 2008. This note, and certain similar notes, are secured by the Company’s interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other Managed SPE Communities. During 2000, the Company acquired leasehold interests in four of these Managed SPE Communities for $6.2 million. During 2001 and 2000, the Company recognized $720,000 and $984,000, respectively, in operating losses related to the leases acquired, and recognized $233,000 and $562,000 of management fees in 2001 and 2000, respectively, pursuant to the management agreements. At December 31, 2001, the Company had no further Managed SPE Communities or operating deficit agreements.

(21)	Subsequent Events

On February 28, 2003 the Company sold for $6.5 million a Free-standing AL in Florida and the sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. This Free-standing AL lease is classified as a lease financing obligation. Note that this lease amends a master lease agreement which included three Retirement Centers and three Free-standing ALs from an original lease (which the Company entered into on March 28, 2002). The amended lease is a 15-year lease with two ten-year renewal options and the Company has the right of first refusal to repurchase the communities.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item with respect to the directors of the Company is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 20, 2003 to be filed with the Securities and Exchange Commission (the “SEC”) under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption “Executive Officers.”

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 20, 2003 to be filed with the SEC.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 20, 2003 to be filed with the SEC.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Certain Transactions” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 20, 2003 to be filed with the SEC.

Item 14.     Control and Procedures

(a)  Evaluation of disclosure controls and procedures: Under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports and is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  Changes in internal controls: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15.	(a)(1)	Financial Statements: See Item 8
	(2)	Financial Statement Schedules: See Item 8
	(3)	Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of May 29, 1998, by and among American Retirement Corporation, Freedom Group, Inc., and the shareholders of Freedom Group, Inc.[1]
2.2	Supplemental Agreement, dated July 14, 1998, among American Retirement Corporation, Freedom Group, Inc., Robert G. Roskamp, PHC, L.L.C., and The Edgar and Elsa Prince Foundation[2]
2.3	Amendment to Agreement and Plan of Merger, dated October 12, 1998, by and among American Retirement Corporation and each of the former shareholders of Freedom Group, Inc.[2]
3.1	Charter of the Registrant (restated electronically for SEC filing purposes only)
3.2	Bylaws of the Registrant, as amended[2]
4.1	Specimen Common Stock certificate[3]
4.2	Article 8 of the Registrant’s Charter (included in Exhibit 3.1)
4.3	Form of Indenture between the Company and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 5-3/4 % Convertible Subordinated Debentures due October 1, 2002 of the Company[4]
4.4	Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company[5]
4.5	Indenture, dated September 26, 2002, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 5 3/4% Series A Senior Subordinated Notes Due 2002[6]
4.6	Indenture, dated September 26, 2002, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 10% Series B Convertible Senior Subordinated Notes Due 2008[6]
10.1	American Retirement Corporation 1997 Stock Incentive Plan, as amended[7]
10.2	American Retirement Corporation Employee Stock Purchase Plan[3]
10.3	First Amendment to Employee Stock Purchase Plan[8]
10.4	American Retirement Corporation 401(k) Plan and Trust and Adoption Agreement[7]
10.5	Officers’ Incentive Compensation Plan[3]
10.6	Shareholder Agreement, dated July 14, 1998, by and between American Retirement Corporation and Robert G. Roskamp[9]
10.7	Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P.[4]
10.8	Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership[4]
10.9	Amended and Restated Loan Agreement, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation[3]
10.10	Amended and Restated Promissory Note, dated December 21, 1994, between Carriage Club of Denver, L.P. and General Electric Capital Corporation[3]
10.11	Assumption, Consent and Loan Modification Agreement, dated February 8, 1995, by and among Carriage Club of Denver, L.P., American Retirement Communities and General Electric Capital Corporation[3]
10.12	Loan Agreement, dated October 31, 1995, by and between American Retirement Communities, L.P. and First Union National Bank of Tennessee, as amended[3]
10.13	Amended and Restated Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. to First Union National Bank of Tennessee, as amended[3]
10.14	Revolving Credit Promissory Note, dated October 31, 1995, by American Retirement Communities, L.P. to First Union National Bank of Tennessee, as amended[3]

Exhibit
Number	Description

10.15	Standby Note, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina[3]
10.16	Reimbursement Agreement, dated October 31, 1995, by American Retirement Communities, L.P. and First Union National Bank of North Carolina, as amended[3]
10.17	Letter of Intent, dated April 3, 1997, by National Health Investors, Inc. to American Retirement Corporation[3]
10.18	Master Loan Agreement, dated December 23, 1996, between First American National Bank and American Retirement Communities, L.P.[3]
10.19	Letter of Intent, dated February 24, 1997, by Nationwide Health Properties, Inc. to American Retirement Corporation[3]
10.20	Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc., as Lessee[8]
10.21	Loan Agreement, dated as of December 31, 1997, between General Electric Capital Corporation and Fort Austin Limited Partnership[8]
10.22	Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $62,330,000[8]
10.23	Promissory Note, dated December 31, 1997, by Fort Austin Limited Partnership to General Electric Capital Corporation in the original principal amount of $50,000,000[8]
10.24	Fixed Rate Program Promissory Note Secured by Mortgage, dated July 9, 1998, by ARCLP-Charlotte, LLC to Heller Financial, Inc. in the original principal amount of $36,000,000[9]
10.25	Financing and Security Agreement, dated June 8, 1999, by and among ARC Capital Corporation II and Bank United, as Agent[10]
10.26	Loan Commitment, dated July 30, 1999, among American Retirement Corporation and Guaranty Federal Bank, F.S.B.[10]
10.27	Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation[10]
10.28	Amended and Restated Financing and Security Agreement, dated February 11, 2000, by and among ARC Capital Corporation II and Bank United, as Agent[11]
10.29	Loan Agreement, dated March 23, 2000, by and between ARC Heritage Club, Inc. and GMAC Commercial Mortgage Corporation[12]
10.30	Construction Loan Agreement, dated March 17, 2000 between Freedom Village of Sun City Center, Ltd. and Suntrust Bank, Tampa Bay[13]
10.31	Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans[13]
10.32	Construction Loan Agreement, dated September 28, 2000 between ARC Scottsdale, LLC and Guaranty Federal Bank, F.S.B.[14]
10.33	First Amendment to Amended and Restated Financing and Security Agreement[14]
10.34	First Amendment to Amended and Restated Guaranty of Payment Agreement[14]
10.35	Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000[15]
10.36	Promissory Note, dated December 30, 1998, between CI Newport News Limited Partnership and GMAC Commercial Mortgage Corporation (which has been assumed by the Company)[16]
10.37	Loan Agreement, dated March 30, 2001, between ARC Post Oak, L.P. and GMAC Commercial Mortgage Corporation[16]
10.38	Second Amendment to Amended and Restated Financing and Security Agreement, dated June 30, 2001 between Washington Mutual Bank, FA and ARC Capital Corporation II17
10.39	Purchase and Sale Agreement dated June 13, 2001 between Fort Austin Limited Partnership and Corporate Realty Investment Company LLC[17]
10.40	Executive Change in Control Severance Benefits Plan[17]
10.41	Third Amendment to Amended and Restated Financing and Security Agreement, dated September 30, 2001 between Washington Mutual Bank, FA and ARC Capital Corporation II7

Exhibit
Number	Description

10.42	Loan Agreement, dated September 26, 2001, between ARC Holley Court Terrace, LLC and GMAC Commercial Mortgage Corporation[7]
10.43	Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc. and ARC HDV, LLC[7]
10.44	Master Lease and Security Agreement, dated July 31, 2001, between ARC Pinegate, L.P., ARC Pearland, L.P., American Retirement Corporation, Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., Nationwide Health Properties, Inc. and NH Texas Properties, L.P.[7]
10.45	Real Estate Purchase and Sale Contract, dated November 9, 2001, between CNL Retirement Corp and American Retirement Corporation[18]
10.46	Deed of Trust Note, dated December 3, 2001, between Highland Mortgage Company and ARC Wilora Lake, Inc.[18]
10.47	Promissory Note, dated January 1, 2002, between SIRROM Partners and C/M Corporation[18]
10.48	Lease Agreement by and between Countryside ALF, LLC and ARCLP - Charlotte, LLC, dated January 1, 2002[19]
10.49	Lease Agreement by and between CNL Retirement — AM Illinois L.P. and ARC Holley Court, LLC, dated February 11, 2002[19]
10.50	Lease Agreement by and between CNL Retirement — AM Colorado L.P. and ARC Greenwood Village, Inc., dated March 21, 2002[19]
10.51	First Amendment to Master Lease and Security Agreement, dated February 7, 2002[19]
10.52	Master Lease Agreement, dated March 29, 2002, between ARC Shavano, L.P., ARC Richmond Heights, LLC, ARC Delray Beach, LLC, ARC Victoria, L.P., ARC Carriage Club of Jacksonville, Inc., ARC Post Oak, L.P. and Health Care Property Investors Inc.[19]
10.53	Loan Agreement Among Fort Austin Real Estate Holdings, LLC, as Borrower, Fort Austin Limited Partnership, as Operating Lessee, and General Electric Capital Corporation, as Lender, dated May 15, 2002[20]
10.54	Lease Agreement by and between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation, dated April 1, 2002[20]
10.55	Promissory Note dated April 1, 2002, between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation[20]
10.56	Promissory Note dated July 1, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Santa Catalina Real Estate Holdings, LLC, a Delaware Corporation[6]
10.57	Master Lease Agreement (Pool I), dated July 9, 2002, between ARC Pinegate, L.P., ARC Pearland, L.P., Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., ARC Shadowlake, L.P., ARC Willowbrook, L.P., ARC Park Regency, Inc., ARC Parklane, Inc., Nationwide Health Properties, Inc., and NH Texas Properties L.P.[6]
10.58	Master Lease Agreement (Pool II), dated July 9, 2002, between American Retirement Corporation, ARC Naples, LLC, ARC Aurora, LLC, ARC Lakewood, LLC, ARC Heritage Club, Inc., ARC Countryside, LLC, ARC Cleveland Park, LLC, Nationwide Health Properties, Inc., and MLD Delaware Trust[6]
10.59	Amended and Restated Loan Agreement, dated as of September 30, 2002, between ARCPI Holdings, Inc. and Health Care Property Investors, Inc.[6]
10.60	Master Lease Agreement, dated as of September 30, 2002, between Fort Austin Real Estate Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC[6]
10.61	Loan Agreement, dated as of August 14, 2002, between ARCPI Holdings, Inc. and Health Care Property Investors, Inc.[21]
10.62	Contribution Agreement, dated August 14, 2002, between ARCPI Holdings, Inc., Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc., ARC Brandywine, LLC and Health Care Property Investors, Inc.[21]

Exhibit
Number	Description

10.63	Promissory Note dated December 17, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Sun City Center Real Estate Holdings, LLC, a Delaware Corporation
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99.1	Certification of W.E. Sheriff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of George T. Hicks Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1] Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated May 29, 1998.

[2] Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

[3] Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-23197).

[4] Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-34339).

[5] Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 24, 1998.

[6] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

[7] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

[8] Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

[9] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

[10] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

[11] Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

[12] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

[13] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

[14] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

[15] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

[16] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

[17] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

[18] Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

[19] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

[20] Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

[21] Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2002.

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002:

On October 1, 2002, the Company filed with the SEC a Form 8-K disclosing under Items 5 and 7 the completion of the Company’s refinancing plan.

On November 15, 2002, the Company furnished to the SEC a Form 8-K disclosing for purposes of Regulation FD under Item 9 supplemental financial information relating to the Company’s third quarter ended September 30, 2002.

Information furnished under Item 9 of our Current Reports on Form 8-K, including the related exhibits, is not incorporated by reference in the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

March 6, 2003	By:	/s/ W.E. Sheriff W.E. Sheriff Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W.E. Sheriff W.E. Sheriff	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2003

/s/ George T. Hicks George T. Hicks	Executive Vice President — Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 6, 2003

/s/ Frank M. Bumstead Frank M. Bumstead	Director	March 6, 2003

/s/ Christopher Coates Christopher J. Coates	Director	March 6, 2003

/s/ Clarence Edmonds Clarence Edmonds	Director	March 6, 2003

/s/ John A. Morris, Jr., M.D. John A. Morris, Jr., M.D.	Director	March 6, 2003

/s/ Daniel K. O’Connell Daniel K. O’Connell	Director	March 6, 2002

/s/ Nadine C. Smith Nadine C. Smith	Director	March 6, 2002

/s/ Lawrence J. Stuesser Lawrence J. Stuesser	Director	March 6, 2002

American Retirement Corporation
Schedule II — Valuation and Qualifying Accounts

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	costs and	other		End of
Description	Period	expenses	accounts	Deductions	Period

Allowance for Doubtful Accounts
Year ended December 31, 2000	$268	$1,266	$—	$(182)	$1,352

Year ended December 31, 2001	$1,352	$1,460	$—	$(127)	$2,685

Year ended December 31, 2002	$2,685	$661	$—	$(923)	$2,423

Deferred Tax Valuation Account
Year ended December 31, 2000	$7,554	$1,163	$—	$—	$8,717

Year ended December 31, 2001	$8,717	$7,511	$—	$—	$16,228

Year ended December 31, 2002	$16,228	$31,706	$—	$—	$47,934

Reserve for Contractual loss
Year ended December 31, 2000	$6,200	$—	$—	$(5,389)	$811

Year ended December 31, 2001	$811	$443	$—	$(467)	$787

Year ended December 31, 2002	$787	$—	$—	$(90)	$697

American Retirement Corporation
Schedule IV — Mortgage Loans on Real Estate

							Principal amount
		Final	Periodic			Carrying	of loans subject
	Interest	Maturity	Payment		Face amount	amount of	to delinquent
Description	Rate	Date	Terms	Prior liens	of mortgages	mortgages(2)	principal or interest

First mortgage loan	5.90%	1-Jun-38	(1)	—	18,439	18,439	—

				$—	$18,439	$18,439	$—

(1)	Principal payment based upon a June 1, 2038 amortization schedule with outstanding principal due at maturity.
(2)	The carrying amount of the mortgage aggregate cost for federal income tax purposes is $18,439.

Balance at December 31, 1999	$97,236

Additions during period:
New mortgage loans	23,084
Deductions during period:
Collections of principal	(31,815)

Balance at December 31, 2000	$88,505

Additions during period:
New mortgage loans	6,285
Deductions during period:
Collections of principal	(14,633)
Write offs of impaired loans	(652)

Balance at December 31, 2001	$79,505

Additions during period:
New mortgage loans	18,548
Deductions during period:
Collections of principal	(109)
Other(3)	(79,505)

Balance at December 31, 2002	$18,439

(3)	Principal payment based upon forgiveness of note receivables in exchange for termination of synthetic leases. See “Item 1: Business - Synthetic Lease Communities.”

CERTIFICATION

I, W.E. Sheriff, certify that:

1.	I have reviewed this annual report on Form 10-K of American Retirement Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ W.E. Sheriff

W.E. Sheriff
Chairman and Chief Executive Officer

CERTIFICATION

I, George T. Hicks, certify that:

1.	I have reviewed this annual report on Form 10-K of American Retirement Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ George T. Hicks

George T. Hicks
Executive Vice President — Finance,
Chief Financial Officer, Secretary and Treasurer