Form 10-Q
period 2003-03-31
AMERICAN RETIREMENT CORP
filed 2003-05-09
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of May 8, 2003, 17,344,782 shares of the Registrant’s common stock, $.01 par value, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31,	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17,001	$18,244
Assets limited as to use	17,193	17,359
Accounts receivable, net of allowance for doubtful accounts	15,092	13,856
Inventory	1,281	1,378
Prepaid expenses	3,930	3,903
Deferred income taxes	3,028	3,028
Assets held-for-sale	37,936	34,071
Other current assets	4,017	5,347

Total current assets	99,478	97,186
Assets limited as to use, excluding amounts classified as current	21,680	21,701
Land, buildings and equipment, net	565,882	578,804
Notes receivable	19,121	19,176
Goodwill, net	36,463	36,463
Leasehold acquisition costs, net	22,343	22,861
Other assets	62,981	63,807

Total assets	$827,948	$839,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,451	$13,526
Debt associated with assets held-for-sale	23,218	20,246
Accounts payable	5,846	5,187
Accrued interest	5,376	4,620
Accrued payroll and benefits	7,061	7,652
Accrued property taxes	6,205	9,917
Other accrued expenses	8,604	8,164
Other current liabilities	13,374	12,149

Total current liabilities	91,135	81,461
Long-term debt, excluding current portion	497,391	506,879
Refundable portion of entrance fees	59,813	60,066
Deferred entrance fee income	117,391	118,041
Tenant deposits	4,808	4,898
Deferred gains on sale-leaseback transactions	26,764	27,622
Deferred income taxes	3,806	3,806
Other long-term liabilities	12,003	11,717

Total liabilities	813,111	814,490
Minority interest	12,900	12,601
Commitments and contingencies (See notes)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 17,344,782 and 17,341,191 shares issued and outstanding, respectively	173	173
Additional paid-in capital	145,706	145,706
Accumulated deficit	(143,942)	(132,972)

Total shareholders’ equity	1,937	12,907

Total liabilities and shareholders’ equity	$827,948	$839,998

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,

	2003	2002

Revenues:
Resident and health care	$86,052	$74,530
Management services	460	65
Reimbursed expenses	1,906	1,451

Total revenues	88,418	76,046
Operating expenses:
Community operating expenses	60,737	53,075
General and administrative	5,981	5,920
Lease expense	10,083	32,598
Depreciation and amortization	6,154	4,948
Amortization of leasehold acquisition costs	518	7,122
Reimbursed expenses	1,906	1,451

Total operating expenses	85,379	105,114

Operating income (loss)	3,039	(29,068)
Other income (expense):
Interest expense	(12,799)	(10,397)
Interest income	696	1,660
Loss on sale of assets	(58)	(26)
Other	174	597

Other expense, net	(11,987)	(8,166)

Loss from continuing operations before income taxes and minority interest	(8,948)	(37,234)
Income tax expense	130	97

Loss from continuing operations before minority interest	(9,078)	(37,331)
Minority interest in earnings of consolidated subsidiaries, net of tax	(612)	—

Loss from continuing operations	(9,690)	(37,331)
Discontinued operations, net of tax	(1,280)	(740)

Net loss	$(10,970)	$(38,071)

Basic loss per share:
Basic loss per share from continuing operations	$(0.56)	$(2.16)
Loss from discontinued operations, net of tax	(0.07)	(0.04)

Basic loss per share	$(0.63)	$(2.20)

Diluted loss per share:
Diluted loss per share from continuing operations	$(0.56)	$(2.16)
Loss from discontinued operations, net of tax	(0.07)	(0.04)

Diluted loss per share	$(0.63)	$(2.20)

Weighted average shares used for basic loss per share data	17,343	17,277
Effect of dilutive common stock options	—	—

Weighted average shares used for diluted loss per share data	17,343	17,277

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,970)	$(38,071)
Loss from discontinued operations	1,280	740

Loss from continuing operations	(9,690)	(37,331)
Adjustments to reconcile loss from continuing operations to net cash and cash equivalents (used) provided by operating activities:
Depreciation and amortization	6,612	11,996
Amortization of deferred financing costs	431	841
Residual value guarantee losses, included in lease expense	—	23,222
Amortization of deferred entrance fee revenue	(3,142)	(2,461)
Proceeds from entrance fee sales	5,848	4,976
Refunds of entrance fee terminations	(2,649)	(2,182)
Deferred income tax benefit	(88)	(151)
Amortization of deferred gain on sale-leaseback transactions	(869)	(558)
Minority owners’ allocation of income	612	—
Losses from unconsolidated joint ventures	117	153
Loss on sale of assets	58	26
Changes in assets and liabilities, exclusive of acquisitions and sale leaseback transactions:
Accounts receivable	(1,261)	(2,067)
Inventory	97	(15)
Prepaid expenses	(79)	(2,070)
Other assets	1,902	(468)
Accounts payable	255	(2,611)
Accrued interest	759	1,423
Other accrued expenses and other current liabilities	(2,577)	(2,046)
Tenant deposits	(90)	(422)
Other liabilities	408	1,879

Net cash and cash equivalents used by continuing operations	(3,346)	(7,866)
Cash flows from investing activities:
Additions to land, buildings and equipment	(2,200)	(2,245)
Proceeds from the sale of assets	11	93,469
Proceeds from (purchase of) assets limited as to use	187	(6,928)
Investments in joint ventures	274	—
(Issuance of) notes receivable	—	(2,230)
Other investing activities	(364)	(1,863)

Net cash (used) provided by investing activities	(2,092)	80,203

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(UNAUDITED)
(in thousands)

	Three months ended March 31,

	2003	2002

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	9,736	71,564
Principal payments on long-term debt	(2,866)	(130,600)
Distributions to minority interest holders	(312)	—
Principal reductions in master trust liability	(357)	(319)
Accrual of contingent earnouts	(594)	(5,294)
Expenditures for financing costs	(307)	(368)

Net cash provided (used) by financing activities	5,300	(65,017)

Net cash and cash equivalents (used) provided by continuing operations	(138)	7,320
Net cash and cash equivalents used by discontinued operations	(1,105)	(958)

Net (decrease) increase in cash and cash equivalents	(1,243)	6,362

Cash and cash equivalents at beginning of period	18,244	19,334

Cash and cash equivalents at end of period	$17,001	$25,696

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (including capitalized interest)	$9,130	$6,464

Income taxes paid	$—	$274

Supplemental disclosure of non-cash transactions:
During the quarter ended March 31, 2002, the Company terminated five operating leases, and acquired $69.3 million of land, buildings and equipment in exchange for $58.1 million of notes receivable and $11.2 million of certificates of deposit (included in assets limited as to use), previously securing these leases. In conjunction with the transactions, assets and liabilities changed as follows:

Notes receivable	$—	$(58,108)
Assets limited as to use	—	(11,176)
Land, buildings and equipment	—	69,284
During the quarter ended March 31, 2003 the Company amended a lease agreement Under this amendment, a lease which had been accounted for as a financing is now treated as an operating lease. As a result, assets and liabilities changed as follows:

Land, building and equipment	$4,879	$—
Other assets	821	—
Long-term debt	(4,879)	—

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. Certain fiscal year 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2.   Segment Information

The Company operates principally in three business segments: (1) large retirement centers (Retirement Centers), (2) Free-standing assisted living residences (Free-standing ALs), and (3) Management services. The Company currently operates 26 Retirement Centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. The Company currently operates 33 Free-standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. The Management services segment includes fees from management agreements for six large retirement communities owned by others, and reimbursed expense revenues together with associated expenses.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue for the segment less operating expenses associated with the segment. The following is a summary of total revenues, community operating contribution, and total assets by segment for the three months ended March 31, 2003 and 2002 (in thousands).(1)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Revenues
Retirement centers	$67,851	$60,039
Free-standing ALs	18,201	14,491
Management services(2)	2,366	1,516

Total revenue	$88,418	$76,046

Retirement Centers
Resident and healthcare revenue	$67,851	$60,039
Community operating expense	45,535	39,208

Community operating contribution	$22,316	$20,831

	March 31,	March 31,
	2003	2002

Free-standing ALs
Resident and healthcare revenue	$18,201	$14,491
Community operating expense	15,202	13,867

Community operating contribution	$2,999	$624

Management services
Management services	$460	$65
Reimbursed expense revenue	1,906	1,451
Reimbursed expenses	1,906	1,451

Management services operating contribution	$460	$65

General and administrative expense	5,981	5,920
Lease expense (3)	10,083	32,598
Depreciation and amortization(4)	6,672	12,070

Operating income (loss)	$3,039	$(29,068)

	March 31,	December 31,
	2003	2002

Total Assets:
Retirement Centers	$534,349	$539,764
Free-standing ALs	197,659	210,376
Management services and other	95,940	89,858

Total	$827,948	$839,998

(1)	Segment data does not include any inter-segment transactions or allocated costs. During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The first quarter 2002 amounts have been restated to conform with the revised presentation.

(2)	Management services revenues represent the Company’s management services revenues, as well as reimbursed expense revenue.

(3)	Lease expense for the three months ended March 31, 2002 includes $23.2 million of additional lease expense for residual value guarantees related to the termination of certain synthetic leases as part of the Refinancing Plan.

(4)	Depreciation and amortization expense for the three months ended March 31, 2002 includes $6.6 million of additional amortization expense related to the termination of certain synthetic leases as part of the Refinancing Plan.

3.   Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal periods ending after December 15, 2002 and are included below.

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

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(10,970)	$(38,071)
Deduct total stock-based employee compensation expense determined under fair-value-based method	(1,781)	(1,869)

Pro forma net loss	(12,751)	(39,940)
Loss per share:
Basic-as reported	$(.63)	$(2.20)
Basic-pro forma	$(.74)	$(2.31)
Diluted-as reported	$(.63)	$(2.20)
Diluted-pro forma	$(.74)	$(2.31)

4.   Earnings per Share

Basic loss per share for the three months ended March 31, 2003 and 2003 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three months ended March 31, 2003, there were 40,033 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period. There were no options to purchase shares of common stock outstanding during the three months ended March 31, 2002 which had an exercise price below the average market price of the common shares for the corresponding period. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three months ended March 31, 2003, and therefore were not included in the computation of diluted earnings per share.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were also not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

	Three Months
	Ended March 31,

	2003	2002

Number of options (in thousands)	2,087	2,133
Weighted-average exercise price	$4.78	$4.84

The Company’s 5¾% Convertible Subordinated Debentures due October 1, 2002 outstanding during the 2002 period presented were not included in the computation of diluted earnings per share for the three months ended March 31, 2002. The conversion price of $24.00 per share was greater than the average market price of the common shares for the period and the Company had a loss from continuing operations, and, therefore, the effect would be anti-dilutive.

The average market price of the Company’s common stock outstanding during the three months ended March 31, 2003 was less than the $2.25 per share conversion price of the Company’s 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes). Accordingly, the common shares from conversion were not included in the computation of diluted earnings per share for the three months ended March 31, 2003 because the market price of the Company’s common stock was less than the conversion price of the Series B Notes and the Company had a loss from continuing operations and, therefore, the effect would be anti-dilutive. At March 31, 2003, the Series B Notes were convertible into 15,955,520 shares of common stock.

5.   Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):

	March 31,	December 31,
	2003	2002

Note payable bearing interest at a fixed rate of 19.5%, compounding quarterly. Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007 (HCPI Loan). The loan is secured by a security interest in the borrower subsidiary’s ownership interests.	$118,831	$115,721
Convertible debentures bearing interest at a fixed rate of 10.00% (Series B Notes) Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due.	15,956	15,956
Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and 2037. Interest rates at March 31, 2003 range from 4.24% to 10.25%. The loans are typically secured by certain land, buildings and equipment.	238,701	240,549
Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% to 9.37%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	128,331	128,575
Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2008 and 2024. Variable and fixed interest rates at March 31, 2003 range from 1.20% to 11.1%. The loans are secured by certain land, buildings and equipment.	40,241	39,850

Total long-term debt	542,060	540,651
Less current portion	21,451	13,526
Less debt associated with assets held-for-sale	23,218	20,246

Long-term debt, excluding current portion	$497,391	$506,879

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

	March 31,	December 31,
	2003	2002

Year 1	$21,451	$13,526
Year 1, debt associated with assets held-for-sale	23,218	20,246
Year 2	47,042	54,926
Year 3	103,601	103,610
Year 4	8,966	8,466
Year 5	174,906	146,402
Thereafter	162,876	193,475

	$542,060	$540,651

On August 14, 2002, the Company entered into a loan agreement with Health Care Property Investors, Inc. (“HCPI”), a real estate investment trust, pursuant to which HCPI loaned one of the Company’s subsidiaries $112.8 million (the “HCPI Loan”). The Company also contemporaneously entered into a contribution agreement with HCPI under which HCPI agreed to make a $12.2 million equity investment (the “HCPI Equity Investment”) in certain other subsidiaries of the Company (the “Real Estate Companies”).

In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan at its maturity or earlier. In addition to the original loan amount of $112.8 million, the balance of accrued but unpaid interest, together with compounded interest, will increase each year thereon. Unless paid earlier, the HCPI Loan accrued interest at its September 2007 maturity will be approximately $89.9 million.

The Company is permitted to repay the HCPI Loan in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company’s ownership interests in the Real Estate Companies that currently own nine of the Company’s Retirement Centers, and the Company will continue to operate the nine Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company’s net operating loss carryforward resulting in a significant tax liability to the Company.

On February 28, 2003 the Company sold a Free-standing AL in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. As a result of the contingent earnout provision, this Free-standing AL lease is classified as a financing transaction and the Company recorded $6.5 million of lease obligation as debt, bearing interest at 8.76%. This community was added to a master lease agreement which the Company entered into on March 28, 2002, which previously included three Retirement Centers and three Free-standing ALs. The amended lease is a 15-year lease (approximately 14 years remaining) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout of one of these communities that is currently held for sale (see note 7), resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

During 2002, the Company successfully refinanced or extended substantially all of its debt maturities to January 2004 or later pursuant to its Refinancing Plan. However, it remains highly leveraged with a substantial amount of debt and lease obligations. Furthermore, the Company replaced a significant amount of mortgage debt and lower rate convertible debentures with debt and leases at higher rates which significantly increased the Company’s annual debt and lease payments, plus additional accruals for HCPI Loan interest that is payable at maturity of the HCPI Loan.

Certain of the Company’s current debt agreements and leases contain various financial and other restrictive covenants. During the three months ended March 31, 2003, the Company obtained a covenant waiver on a lease related to a single community. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company’s creditors will grant amendments or waivers in the event of future non-compliance. Any non-payment or other default under the Company’s debt instruments or mortgages (including non-compliance with a financial or restrictive covenant) could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default provisions in most of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company’s other obligations, which would have a material adverse effect on the Company.

The Company has scheduled principal payments of $44.7 million, which includes $23.2 million of debt associated with assets held for sale, and minimum rental obligations of $44.9 million under long-term operating leases due during the twelve months ended March 31, 2004. As of March 31, 2003, the Company had approximately $17.0 million in unrestricted cash and cash equivalents and $8.3 million of working capital. The Company’s cash flows from operations for the three months ended March 31, 2003 was negative and was not sufficient to meet its future debt and lease payment obligations. However, the Company expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions, and the proceeds from the sale of assets currently held-for-sale will be sufficient to fund operating requirements, capital expenditure requirements, periodic debt service requirements and lease obligations during the next twelve months.

In addition to the debt maturities during the next twelve months, the Company has additional debt maturities totaling $39.9 million due during the second quarter of 2004. Because expected cash flows from operations, including anticipated improvements, will not be sufficient to meet these requirements, the Company plans to refinance or extend this debt prior to its maturity.

There can be no assurance that the Company’s operations will improve as rapidly as anticipated or that the contemplated asset disposition and refinancing transactions can be consummated during the anticipated timeframes. The failure to make its periodic debt and lease payment obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

6.   Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held for sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held for sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If completed, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the three months ended March 31, 2003 and 2002, the Company recorded a loss from discontinued operations of $1.3 million and $740,000, respectively, for these three Free-standing ALs. The loss recorded for the three months ended March 31, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a sale-leaseback transaction of a Free-standing AL executed during 2002. The Company’s 2002 results were reclassified to reflect the loss from discontinued operations.

7.   Assets Held-for-Sale

The Company had $37.9 million of assets classified as held-for-sale at March 31, 2003. These assets consist of approximately $10.0 million related to four land parcels which were originally purchased for development, $13.7 million related to the three Free-standing ALs classified as discontinued operations, $13.1 million related to land in Virginia that is the subject of a sale agreement, and $1.1 million of other assets. Debt associated with assets held-for-sale at March 31, 2003 was $23.2 million which is classified as a current liability. As part of the sale transaction of the Virginia land, the Company received net cash proceeds of $1.2 million in December 2002, and the buyer agreed to assume the related debt of $11.9 million. The asset and related debt on the Virginia land remain on the Company’s balance sheet as of March 31, 2003, pending satisfaction of certain conditions and consummation of the transaction, which is expected during the second quarter of 2003.

8.   Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. The Company also maintains accruals for various claims, based upon estimated values of known claims as well as incurred but not reported claims.

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

Effective January 1, 2003, the Company renewed its general and professional liability policy, with increased retention levels ranging from $1.0 million to $5.0 million. The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million.

The Company has operated under a large deductible workers’ compensation program, with excess loss coverage provided by third party carriers, since July 1995. During July 2002, the Company renewed its excess loss for workers’ compensation claims with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. As of March 31, 2003, the Company provides cash collateralized letters of credit in the aggregate amount of $4.7 million related to this program, which is reflected as assets limited as to use on the Company’s balance sheet. The Company utilizes a third party administrator to process and pay filed claims.

On January 1, 2002, the Company initiated a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.7 million for aggregate calendar 2003 claims and costs. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

Leases

As of March 31, 2003, the Company operated 36 of its senior living communities under long-term leases. Of these 36 communities, 22 are operated under three master lease agreements, with the remaining communities being subject to individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining primary lease terms vary from four to 22 years. Certain of the leases provide for renewal and purchase options. Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on occupancy levels or other measures. The majority of leases which have such provisions are measured quarterly and the Company recognizes contingent lease expense in accordance with the terms of the lease.

Total lease expense was $10.1 million and $32.6 million for the three months ended March 31, 2003 and 2002, respectively. In 2002, $23.2 million of lease expense was for residual value guarantees related to the termination of certain synthetic leases as part of the Company’s Refinancing Plan.

Future minimum lease payments as of March 31, 2003 were as follows (in thousands):

Year 1	$44,863
Year 2	45,635
Year 3	46,328
Year 4	47,038
Year 5	47,777
Thereafter	393,712

$625,353

Regulatory Requirements

Federal, state and local governments and agencies regulate various aspects of the Company’s business. The development and operation of senior living facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, marketing and maintaining entrance fee contracts, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental and medical waste matters, and compliance with building and safety codes. The Company is also subject to provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which protects the privacy and security of certain health information. Failure to comply with these laws and regulations could result in, among other things, the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, restrictions on marketing entrance fee contracts, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community’s license or closure of a community. The Company has implemented various programs to meet these regulations, and management believes the Company was in compliance with all applicable regulations at March 31, 2003.

Guarantees

At March 31, 2003 the Company had guaranteed mortgage debt totaling $51.6 million, related to four communities and a like-kind exchange acquired in 2001. The mortgage debt guaranteed by the Company relates to a Retirement Center under a long-term management agreement, a Retirement Center under a long-term operating lease and the Company’s two joint ventures.

Other

A portion of the Company’s skilled nursing revenues are attributable to reimbursements under Medicare. Certain temporary rate add-ons for the Company’s skilled nursing reimbursement rates under the Prospective Payment System expired October 1, 2002. The expiration of these rate add-ons resulted in a negative impact on revenues of the Company of approximately $400,000 in the fourth quarter of 2002, which the Company anticipates will continue.

In addition, certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, will become effective on July 1, 2003. During 2002, the Company had approximately $10.0 million of revenue that would be subject to these new per person reimbursement limitations. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact the Company’s operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

9.   Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the condensed consolidated financial statements included herein. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the quarter ended March 31, 2003 which were impacted by the provisions of FASB Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Company does not have any variable interest entities as of March 31, 2003. Accordingly, the adoption of this Interpretation is not expected to have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The range of the Company’s services include independent living (“IL”), assisted living (“AL”), memory enhancement services, with special programs and living units for residents with Alzheimer’s and other forms of dementia (“ME”) and skilled nursing (“SNF”) services. The Company manages and evaluates its performance based on three segments: (1) Retirement Centers, (2) Free-standing assisted living residences (“Free-standing AL’s”) and (3) Management services. The Company currently operates and manages 65 senior living communities in 14 states with an aggregate unit capacity of approximately 12,900 units and resident capacity of approximately 14,400. The Company currently owns 23 communities, leases 36 communities pursuant to long-term leases, and manages six communities.

The Retirement Centers are well-established communities, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Retirement Centers are of two basic types: (i) continuing care retirement communities that provide a full continuum of IL, AL, and SNF services; and (ii) congregate living communities which offer IL and AL, but do not provide SNF services. The majority of the Company’s Retirement Centers operate under a monthly service fee rental structure (the “MSF Retirement Centers”). In addition, six of the Company’s Retirement Centers are entrance fee communities (the “EF Communities”), which provide housing and health care services through limited lifecare contracts and entrance fee agreements with residents. Under these agreements, in addition to monthly service fees, at initial occupancy the residents also pay entrance fees that average approximately $158,000 per independent living unit. Depending on the type of entrance fee contract, portions of the entrance fees are refundable to the residents upon satisfaction of certain conditions.

The Company’s Retirement Centers form the core segment of the Company’s business and comprise 32 of the 65 communities that the Company operates or manages, with approximately 9,900 units, representing approximately 77% of the total unit capacity of the Company’s communities (including Freedom Square, a 735 unit EF Community that the Company manages under a long-term management contract). The Company’s Retirement Centers occupancy rates increased from 91% as of March 31, 2002 to 93% as of March 31, 2003. Occupancy as of December 31, 2002 was 94%.

The Company has 33 Free-standing ALs with approximately 3,000 units. The Company’s Free-standing ALs provide specialized assisted living care to residents in a comfortable residential atmosphere. Free-standing ALs are much smaller than Retirement Centers and are stand-alone communities that are not located on a Retirement Center campus. They provide personalized care plans for each resident, extensive activity programs, and access to therapy or other services as needed. Most of the Free-standing ALs also provide specialized care such as Alzheimer’s, memory enhancement and other dementia programs. Most of the Company’s Free-standing ALs were developed and opened during 1999 and 2000. The Company’s portfolio of Free-standing ALs is currently in the process of completing its fill-up stage. The occupancy of the Company’s Free-standing ALs increased from 68% as of March 31, 2002 to 81% as of March 31, 2003. Occupancy as of December 31, 2002 was 80%.

The tables below segregate the Company’s portfolio of communities between Retirement Centers and Free-standing ALs, listing the number of communities owned, leased or managed within each group, and the unit capacity and occupancy as of March 31, 2003 and March 31, 2002:

	March 31, 2003

		Unit Capacity
	# of
	Communities	IL	AL	ME	SNF	Total	Occupancy

Retirement Centers:
Owned	11	2,429	409	99	477	3,414	95%
Leased	15	2,888	644	111	745	4,388	93%
Managed	6	1,293	285	158	362	2,098	91%

Sub-total	32	6,610	1,338	368	1,584	9,900	93%

Free-standing ALs:
Owned	12	70	834	223	—	1,127	77%
Leased	21	15	1,465	390	—	1,870	83%

Sub-total	33	85	2,299	613	—	2,997	81%

Total	65	6,695	3,637	981	1,584	12,897	90%

	March 31, 2002

		Unit Capacity
	# of
	Communities	IL	AL	ME	SNF	Total	Occupancy

Retirement Centers:
Owned	11	2,339	450	81	553	3,423	93%
Leased	14	2,622	563	132	487	3,804	91%
Managed	7	1,526	288	195	526	2,535	89%

Sub-total	32	6,487	1,301	408	1,566	9,762	91%

Free-standing ALs:
Owned	9	—	566	200	—	766	69%
Leased	24	15	1,804	409	—	2,228	68%

Sub-total	33	15	2,370	609	—	2,994	68%

Total	65	6,502	3,671	1,017	1,566	12,756	87%

Total resident capacity, which includes an estimate of double occupancy within a single unit, typically by married couples in independent living units, was approximately 14,400 at March 31, 2003 (11,400 in Retirement Centers and 3,000 in Free-standing ALs).

The Management services segment includes fees from management agreements for six large retirement communities owned by others, and reimbursed expense revenues together with associated expenses.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of the Company’s financial statements are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s consolidated financial statements and the notes thereto.

Segment Results

The Company manages and evaluates the performance of its business segments principally based upon segment operating contribution, which the Company defines as revenue for the segment less operating expenses associated with the segment. The following is a summary of total revenues, community operating contribution, and total assets by segment for the three months ended March 31, 2003 and 2002 (in thousands). (1)

	Three Months Ended

	March 31,	March 31,	$	%
	2003	2002	Change	Change

Revenues
Retirement centers	$67,851	$60,039	$7,812	13.0%
Free-standing ALs	18,201	14,491	3,710	25.6%
Management services(2)	2,366	1,516	850	56.1%

Total revenue	$88,418	$76,046	$12,372	16.3%

Retirement Centers
Resident and healthcare revenue	$67,851	$60,039	$7,812	13.0%
Community operating expense	45,535	39,208	6,327	16.1%

Community operating contribution	$22,316	$20,831	$1,485	7.1%

Free-standing ALs
Resident and healthcare revenue	$18,201	$14,491	$3,710	25.6%
Community operating expense	15,202	13,867	1,335	9.6%

Community operating contribution	$2,999	$624	$2,375	380.6%

Management services
Management services	$460	$65	$395	607.7%
Reimbursed expense revenues	1,906	1,451	455	31.4%
Reimbursed expenses	1,906	1,451	455	31.4%

Management services operating contribution	$460	$65	$395	607.7%

General and administrative expense	5,981	5,920	61	1.0%
Lease expense(3)	10,083	32,598	(22,515)	(69.1)%
Depreciation and amortization(4)	6,672	12,070	(5,398)	(44.7)%

Operating income (loss)	$3,039	$(29,068)	$32,107	110.5%

	March 31,	December 31,	$	%
	2003	2002	Change	Change

Total Assets:
Retirement Centers	$534,349	$539,764	$(5,415)	(1.0)%
Free-standing ALs	197,659	210,376	(12,717)	(6.1)%
Management services and other	95,940	89,858	6,082	6.8%

Total	$827,948	$839,998	$(12,050)	(1.5)%

Unit Occupancy

	March 31	December 31,	March 31,
	2003	2002	2002

Resident Unit Occupancy:
Retirement Centers	93%	94%	91%
Free-standing ALs	81%	80%	68%

Total	90%	91%	87%

(1)	Segment data does not include any inter-segment transactions or allocated costs. During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The first quarter 2002 amounts have been restated to conform with the revised presentation.

(2)	Management services revenues represent the Company’s management services revenues, as well as reimbursed expenses.

(3)	Lease expense for the three months ended March 31, 2002 includes $23.2 million of additional lease expense for residual guarantees related to the termination of certain synthetic leases as part of the Refinancing Plan.

(4)	Depreciation and amortization expense for the three months ended March 31, 2002 includes $6.6 million of additional amortization expense related to the termination of certain synthetic leases as part of the Refinancing Plan.

Off-Balance Sheet Assets — Leased and Managed Communities

As of March 31, 2003, the Company operated 32 Retirement Centers and 33 Free-standing ALs. Of the 32 Retirement Centers, the Company owned 11, operated three pursuant to leases classified as financing obligations (which include purchase options) and operated 12 pursuant to operating leases. The Company managed six Retirement Centers for third parties and has invested $6.0 million in purchase options for two of the six managed communities. Of the remaining four managed communities, two are cooperatives that are owned by their residents and one is owned by a not-for-profit sponsor. The Company’s remaining management agreement relates to the Freedom Square Retirement Center (“Freedom Square”), a 735-unit EF Community which the Company manages pursuant to a long-term management contract. The initial term of the Freedom Square management contract has 16 years remaining, and there is an additional extension term of 20 years, exercisable at the Company’s option. The Company earns a management fee pursuant to the Freedom Square management contract that is equal to all of the cash flow generated by the community, including entrance fee sales proceeds, that is in excess of its operating costs, capital expenditures, mortgage payments and a fixed $3.2 million annual distribution to the owner, which escalates 3% annually. The Company has guaranteed the $17.3 million first mortgage debt secured by the land, and certain buildings and equipment at Freedom Square.

Of the 33 Free-standing ALs operated by the Company as of March 31, 2003, 12 were owned (two pursuant to joint ventures), eight were operated pursuant to lease financing obligations, and 13 were operated pursuant to operating leases. ARC owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $12.0 million of first mortgage debt secured by the two joint venture assets.

Results of Operations

The Company reported a net loss of $11.0 million, or $.63 loss per diluted share, on total revenues of $88.4 million, as compared with net loss of $38.1 million, or $2.20 loss per diluted share, on revenues of $76.0 million for the three months ended March 31, 2003 and 2002, respectively. The Company reported a $14.7 million loss for the three months ended December 31, 2002. The improvements from 2002 were primarily the result of improved community operating results and reduced lease, interest and impairment charges versus the prior periods. The loss for the three months ended March 31, 2002 includes $23.2 million of additional lease expense resulting from residual value guarantees on certain terminated synthetic lease transactions and approximately $6.6 million of accelerated leasehold acquisition cost amortization from these transactions.

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

Revenues. Total revenues were $88.4 million for the three months ended March 31, 2003, compared to $76.0 million for the three months ended March 31, 2002, representing an increase of $12.4 million, or 16.3%. Resident and health care revenues increased by $11.5 million during the 2003 period. The increases in resident and health care revenues resulted primarily from an increase of: (a) $3.7 million related to the continued fill-up of the Free-standing AL communities, (b) $3.7 million attributable to the addition of Freedom Plaza Arizona as a consolidated Retirement Center effective April 2002 as a result of the conversion of the Company’s prior management agreement into a lease, and (c) $1.8 million in revenue from therapy services. The remaining increase relates primarily to increased average occupancy and increased revenue per unit.

Management services revenue and reimbursed expenses increased to $460,000 and $1.9 million, respectively, and increased as a percentage of total revenue to 0.5% and 2.2%, respectively, in the three months ended March 31, 2003, from 0.1% and 1.9%, respectively, in the three months ended March 31, 2002. The net increase in management services revenue is primarily related to changes in operating results at the managed communities.

Retirement Center resident and health care revenues were $67.9 million in the three months ended March 31, 2003, compared to $60.0 million in the three months ended March 31, 2002, representing an increase of $7.9 million, or 13%. This increase resulted primarily from additional revenues as a result of the long-term lease (and the resulting consolidation of revenues) of Freedom Plaza Arizona, increased capacity related to expansions and increased therapy services provided by the Company. Retirement Center resident and health care revenues were also positively affected by increased average occupancy and increased revenue per unit. Certain temporary rate add-ons for the Company’s skilled nursing Medicare reimbursement rates expired effective October 1, 2002, reducing the Company’s revenue by approximately $400,000 per quarter.

Free-standing AL resident and health care revenues were $18.2 million in the three months ended March 31, 2003, compared to $14.5 million in the three months ended March 31, 2002, representing an increase of $3.7 million, or 25.6%. These figures are net of the revenue for three communities held for sale and included as a component of discontinued operations. This increase is largely related to increased occupancy, management of price and discounts, and increased revenues from ancillary services such as therapy, which have resulted in increases in average revenue per unit.

In addition, certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, will become effective again on July 1, 2003. During 2002, the Company had approximately $10.0 million of revenue that would be subject to these new per person reimbursement limitations. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact the Company’s operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

Community Operating Expense. Community operating expense increased to $60.7 million in the three months ended March 31, 2003, as compared to $53.1 million in the three months ended March 31, 2002, representing an increase of $7.6 million, or 14.3%. This increase resulted primarily from additional community expenses as a result of the long-term lease (and the resulting consolidation of expenses) of Freedom Plaza Arizona. Additionally, the increase was the result of increased labor, insurance, utility, property and marketing costs at various communities, as well as costs associated with the expansion of therapy services to additional communities during 2002 and 2003. Community operating expense as a percentage of resident and health care revenues decreased to 70.6% from 71.2% for the quarters ended March 31, 2003 and 2002, respectively.

Retirement Center community operating expenses were $45.5 million in the three months ended March 31, 2003, compared to $39.2 million in the three months ended March 31, 2002, representing an increase of $6.3 million, or 16.1%. Approximately $3.4 million of this increase was attributable to the April 1, 2002 long-term lease of

Freedom Plaza Arizona. In addition, $917,000 of the increase related to expenses associated with the growth of the therapy services program. The remaining increase relates primarily to industry trends of higher recruiting and retention costs of qualified personnel, and to increased average occupancies, with attendant increased Retirement Center operating expenses.

Free-standing AL community operating expenses increased to $15.2 million in the three months ended March 31, 2003 from $13.9 million in the three months ended March 31, 2002. This increase is largely related to increased labor and related expenses and increased food costs, as a result of increased occupancy at these communities.

Segment Operating Contribution. The Company measures the performance of its business segments, in part, based upon the operating contribution produced by these business segments. The Company computes operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment.

Retirement Center operating contribution increased $1.5 million, or 7.1%, to $22.3 million for the three months ended March 31, 2003 from $20.8 million for the three months ended March 31, 2002. This increase primarily relates to continued operational improvement throughout the Retirement Centers resulting from stabilized occupancy and increased capacity through expansions, rate increases, and improved control of community-level overhead expense. In addition, there was continued growth of the therapy services program, as well as the April 2002 addition of the long-term lease of Freedom Plaza Arizona.

Free-standing AL operating contribution improved by $2.4 million to $3.0 million for the three months ended March 31, 2003, from $624,000 for the three months ended March 31, 2002, primarily as a result of increased occupancy at these communities.

Management services operating contribution increased by $395,000 to $460,000 in the three months ended March 31, 2003, attributable to increased management fees.

General and Administrative. General and administrative expense increased to $6.0 million for the three months ended March 31, 2003, as compared to $5.9 million for the three months ended March 31, 2002, representing an increase of $61,000, or 1.0%. General and administrative expense as a percentage of total revenues decreased to 6.8% compared to 7.8% for the three months ended March 31, 2003 and 2002, respectively. General and administrative expense as a percentage of total consolidated and managed revenues decreased to 5.5% from 5.9% for the three months ended March 31, 2003 and 2002, respectively, computed as follows:

	Three Months ended March 31,

	2003	2002

Total consolidated revenues	$88,418	$76,046
Revenues of managed communities	21,170	23,848
Less management fees	(460)	(65)

Total revenue	$109,128	$99,829

Total general and administrative expense	$5,981	$5,920

General and administrative expense as a % of total consolidated and managed revenue	5.5%	5.9%

Lease Expense. As of March 31, 2003, the Company had operating leases for 36 of its communities, including 15 Retirement Centers and 21 Free-standing ALs. Lease expense decreased $22.5 million to $10.1 million for the three months ended March 31, 2003 from $32.6 million for the three months ended March 31, 2002. This decrease was primarily attributable to the additional lease expense of $23.2 million recorded during the three months ended March 31, 2002, related to residual value guarantees for the termination of certain synthetic leases. As of September 30, 2002, the Company no longer operated any of its Free-standing ALs under synthetic lease structures. Excluding the synthetic lease expense, lease expense increased $700,000 as a result of certain sale-leaseback transactions completed in 2002.

Depreciation and Amortization. Depreciation and amortization expense increased to $6.2 million in the three months ended March 31, 2003 from $4.9 million in the three months ended March 31, 2002, representing an increase of $1.3 million, or 26.5%. The increase was primarily related to an increase in depreciable assets of approximately $126.2 million, mainly due to the addition of assets from the termination of synthetic leases and the addition of Freedom Plaza Arizona.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs decreased $6.6 million to $518,000 in the three months ended March 31, 2003 from $7.1 million in the three months ended March 31, 2002. The 2002 period included $6.6 million of accelerated amortization of leasehold acquisition costs related to the termination of synthetic leases.

Other Income (Expense). Interest expense increased to $12.8 million for the three months ended March 31, 2003 from $10.4 million for the three months ended March 31, 2002, representing an increase of $2.4 million, or 23.1%. This increase was primarily attributable to higher average cost debt (including the deferred interest on the HCPI loan, not paid until maturity), and additional indebtedness. Interest expense as a percentage of total revenues, increased to 14.5% for the three months ended March 31, 2003 from 13.7% in the three months ended March 31, 2002. Interest income decreased to $696,000 in the three months ended March 31, 2003 from $1.7 million in the three months ended March 31, 2002, representing a decrease of $964,000, or 58.1%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions and management agreements.

Income Taxes. The provision for income taxes was an expense of $130,000 and $97,000 for the three months ended March 31, 2003 and 2002, respectively. The Company has applied a full deferred tax asset valuation allowance related to its available net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $612,000 for the three months ended March 31, 2003. This amount was primarily attributable to the HCPI Equity Investment during 2002.

Discontinued Operations. During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held for sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would be held for sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If consummated, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the three months ended March 31, 2003 and 2002, the Company recorded a loss from discontinued operations of $1.3 million and $740,000, respectively, for these three Free-standing ALs. The 2002 results were reclassified to reflect loss from discontinued operations.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $11.0 million, or $.63 loss per dilutive share, compared to a net loss of $38.1 million, or $2.20 loss per dilutive share, for the three months ended March 31, 2003 and 2002, respectively. The $.63 loss per dilutive share for the three months ended March 31, 2003 was comprised of a $.56 loss from continuing operations and $.07 loss from discontinued operations related to the three communities held-for-sale. The loss of $2.20 per dilutive share for the three months ended March 31, 2002 was comprised of a $2.16 loss from continuing operations and $.04 loss from discontinued operations.

Entrance Fee Sales. The entrance fee paid by residents who enter EF Communities represents a significant financial investment for residents. Accordingly, recent economic conditions and the declining stock market have had a pronounced, negative effect on the marketing of the Company’s EF Communities. These negative market conditions have been mitigated by the relatively strong resale housing market in many areas, since many people utilize the equity in their homes to fund retirement housing. Furthermore, the Company’s significant debt obligations maturing in 2002 had a more negative impact on the marketing of the EF Communities during 2001 and 2002 than on the marketing of the MSF Retirement Centers. With the completion of the Refinancing Plan and increased sales and marketing efforts at these EF Communities, the Company experienced stronger sales during the second half of 2002 and anticipates continued progress during 2003 in the marketing of its entrance fee units, resulting in higher cash flows from entrance fee sales. During the quarter ended March 31, 2003, the Company’s five owned and leased EF Communities recorded $5.8 million of proceeds from entrance fee sales, including $5.2 million from new sales and $600,000 from payments received on deferred entrance fees receivable, and paid refunds as a result of contract terminations of $2.6 million, resulting in $2.6 million net proceeds from entrance fee sales. Additionally, the Company receives, through its management agreement, the cash flow benefit of entrance fee sales of Freedom Square. During the three months ended March 31, 2003, Freedom Square had proceeds from entrance fee sales, net of refunds paid, of approximately $300,000.

Liquidity and Capital Resources

As a result of completing the Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later, and is now focused on increasing the operating cash flow of it’s three business segments. During the three months ended March 31, 2003, although the Company was able to reduce its net loss and improve operating results from its Retirement Center and Free-standing AL business segments, it still experienced a net cash use by continuing operations activities of $3.3 million. This amount includes a seasonal impact of property tax payments of approximately $6.5 million. The Company is focusing its efforts on generating positive cash from operating activities, primarily through improvements in operating results of its Retirement Center and Free-standing AL business segments.

As of March 31, 2003, the Company had approximately $17.0 million in unrestricted cash and cash equivalents and $8.3 million of working capital. The Company has scheduled current debt principal payments of $44.7 million, which includes $23.2 million of debt associated with assets held for sale, and minimum rental obligations of $44.9 million under long-term operating leases due during the twelve months ended March 31, 2004.

The Company’s cash flow from operations for the three months ended March 31, 2003 was negative and was not sufficient to meet its future debt and lease payment obligations. In order to meet its future payment obligations, the Company will need to continue to improve its cash flow from operations, complete the disposition of certain of the assets currently held for sale, and consummate various financing transactions. The Company believes that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions and the proceeds of assets currently held for sale will be sufficient to fund its operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

In addition to the debt maturities during the next twelve months, the Company has additional debt maturities totaling $39.9 million due during the second quarter of 2004. Because expected cash flows from operations, including anticipated improvements, will not be sufficient to meet these requirements, the Company plans to refinance or extend this debt prior to its maturity.

There can be no assurance that the Company’s operations will improve as rapidly as anticipated or that the contemplated asset disposition and refinancing transactions can be consummated during the anticipated timeframes. The failure to make its periodic debt and lease payment obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

Cash Flow

Net cash used by continuing operations was $3.3 million for the three months ended March 31, 2003, as compared with net cash used of $7.9 million for the three months ended March 31, 2002. The Company’s cash and cash equivalents totaled $17.0 million as of March 31, 2003, as compared to $25.7 million as of March 31, 2002.

Net cash used by investing activities was $2.1 million for the three months ended March 31, 2003, as compared with $80.2 million provided for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company added $2.2 million to land, buildings and equipment, received $274,000 of distributions from joint ventures, and received $187,000 from sales of assets limited as to use.

Net cash provided by financing activities was $5.3 million compared with $65.0 million used by financing activities during the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 the Company received proceeds of $9.7 million from the issuance of long-term debt, made distributions to the minority interest holder of $312,000, made principal payments on its indebtedness of $2.9 million, and paid $307,000 of financing costs. In connection with certain entrance fee communities, the Company made principal payments under master trust agreements of $357,000.

Net cash used by discontinued operations was $1.1 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

Financing Activity

On February 28, 2003 the Company sold a Free-standing AL in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer by including it in a pre-existing master lease with the buyer. As a result of the contingent earnout provision, this Free-standing AL lease is classified as a lease financing transaction and, accordingly, the Company recorded $6.5 million of lease obligations as debt, bearing interest at 8.76%. The master lease agreement which the Company entered into on March 28, 2002, previously included three Retirement Centers and three Free-standing ALs. The amended lease is a 15-year lease (approximately 14 years remaining) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout of one of these communities that is currently held for sale, resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

Although the Company successfully completed its Refinancing Plan during 2002, it remains highly leveraged with a substantial amount of debt and lease obligations. The Refinancing Plan replaced a significant amount of mortgage debt and lower rate convertible debentures with debt and leases at higher rates, significantly increasing the Company’s annual debt and lease payments. In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan at its maturity or earlier repayment. Unless paid earlier, the accrued interest on the HCPI Loan at its September 2007 maturity will be approximately $89.9 million.

The Company is permitted to repay the HCPI Loan in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company’s ownership interests in the Real Estate Companies that currently own nine of the Company’s Retirement Centers, and the Company will continue to operate the nine Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment at the end of four years. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company’s net operating loss carryforward resulting in a significant net tax liability to the Company.

Certain of the Company’s current debt agreements and leases contain various financial and other restrictive covenants, which may restrict the Company’s flexibility in operating its business. The company has obtained waivers of certain covenants as of March 31, 2003. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company’s creditors will grant amendments or waivers in the event of future non-compliance. Any non-payment or other default under the Company’s debt instruments or mortgages (including non-compliance with a financial or restrictive covenant) could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default provisions in most of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company’s other obligations, which would have a material adverse effect on the Company.

Future Cash Commitments

The following tables summarize the Company’s total contractual obligations and commercial commitments as of March 31, 2003 (amounts in thousands):

	Payments Due by Period

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

Long-term debt	$390,511	$15,980	$40,955	$96,874	$1,550	$166,766	$68,386
Debt associated with assets held-for-sale	23,218	23,218	—	—	—	—	—
Lease financing obligations	128,331	5,471	6,087	6,727	7,416	8,140	94,490
Operating leases	625,353	44,863	45,635	46,328	47,038	47,777	393,712
Accrued interest on HCPI Loan(1)	89,910	—	—	—	—	89,910	—

Total contractual cash obligations	$1,257,323	$89,532	$92,677	$149,929	$56,004	$312,593	$556,588

Interest income on notes receivable(2)	(26,079)	(1,098)	(1,092)	(1,079)	(1,068)	(1,057)	(20,685)

Contractual obligations, net	$1,231,244	$88,434	$91,585	$148,850	$54,936	$311,536	$535,903

	Amount of Commitment Expiration Per Period

	Total
	Committed	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

Guaranties(3)	$51,646	$16,248	$1,204	$1,311	$9,532	$1,352	$21,999

Total commercial commitments	$51,646	$16,248	$1,204	$1,311	$9,532	$1,352	$21,999

(1)	The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly. The amount of interest reflected above represents the unpaid interest which the Company will be accruing and compounding quarterly until its September 30, 2007 maturity, unless paid-off earlier.

(2)	A portion of the lease payments noted in the above table is repaid to the Company as interest income on notes receivable from the lessors.

(3)	Guarantees include mortgage debt related to four communities and part of a like-kind exchange acquired in 2001. The mortgage debt guaranteed by the Company relates to two Retirement Centers under a long-term management agreement and a long-term operating lease agreement and the Company’s two joint ventures.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company’s capital expenditure budget for fiscal 2003 is approximately $13.3 million.

Risks Associated with Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company’s anticipated improvement in operations and anticipated or expected cashflow; the discussions of the Company’s operating and growth strategy; the Company’s liquidity and financing needs; the Company’s expectations regarding future entry fee sales or increasing occupancy at its Retirement Centers or Free-standing ALs; the Company’s alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that the Company’s cashflow does not currently cover its obligations, (ii) the possibility of future defaults under the Company’s debt and lease agreements, (iii) the risks associated with the Company’s financial condition and the fact that the Company is highly leveraged, (iv) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs, sell its entry fee units or increase its cash flow or generate expected levels of cash, (v) the risk that alternative financing sources will not be available to the Company, (vi) the risk that the Company will be unable to sell the assets that it currently has held for sale, (vii) the risks associated with the adverse market conditions for the senior living industry, (viii) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (ix) the likelihood of further and tighter governmental regulation, and (x) the risks and uncertainties set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company’s other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement the Company receives a fixed rate of 6.87% on the $34.8 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

The Company has also entered into two interest rate cap agreements on $33.1 million and $18.4 million mortgage notes to limit the Company’s interest rate exposure, which expire on May 1, 2005 and July 1, 2005, respectively. Under the terms of the interest rate cap agreements, the Company receives payments from the counterparty if 30-day LIBOR exceeds 5.8% over the term of each mortgage.

The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, since 64.35% of the Company’s debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.

Disclosure About Market Exchange Risk The Company has received notice from the NYSE that it is currently below the NYSE’s continued listing requirements relating to total market capitalization of $50 million and minimum shareholder’s equity of $50 million. As permitted by the NYSE, the Company has submitted a plan demonstrating how the Company intends to comply in the future with the listing requirements. The NYSE has accepted the Company’s plan, allowing it to continue its listing, subject to ongoing monitoring by the NYSE of the Company’s progress versus this plan. There can be no assurance that the Company will be able to comply with these requirements, or show sufficient progress toward meeting the requirements within timeframes acceptable to the NYSE. If the Company’s common stock is not eligible for trading on the NYSE, the liquidity and value of its common stock could be adversely affected. Should the Company’s shares cease to be traded on the NYSE, the Company believes an alternative trading market will be available for its common stock. If the Company’s common stock were not listed or quoted on another market or exchange, trading in the Company’s common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. As a result, an investor would find it more difficult to trade, or to obtain accurate quotations for the price of, the Company’s common stock. If the Company is not able to have its common stock listed or quoted on another acceptable market or exchange, the liquidity and value of its common stock would be adversely affected.

Item 4. Control and Procedures

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

PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Second Amendment to Master Lease Agreement (Phase I), dated February 28, 2003, between Health Care Property Investors, Inc., a Maryland Corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano, L.P. a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership and ARC Boynton Beach, LLC, a Tennessee limited liability company
99.1	Certification of W.E. Sheriff Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of George T. Hicks Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2003:

On March 4, 2003, the Company filed with the SEC a Form 8-K disclosing for purposes of Regulation FD under Items 7 and 9 a press release issued by the Company.

On March 6, 2003, the Company filed with the SEC a Form 8-K disclosing for purposes of Regulation FD under Items 7 and 9 supplemental financial information relating to the Company’s year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

Date: May 9, 2003	By:	/s/ George T. Hicks

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ George T. Hicks George T. Hicks
Executive Vice President – Finance,
Chief Financial Officer, Secretary and Treasurer