Form 10-Q
period 2003-06-30
AMERICAN RETIREMENT CORP
filed 2003-08-08
CIK 787784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

__X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2003
                          or
_( )_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ____to____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No __X__


As of August 8, 2003, 18,737,646 shares of the Registrant's common stock, $.01 par value, were outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

        Condensed Consolidated Balance Sheets as of
        June 30, 2003 and December 31, 2002....................................3

        Condensed Consolidated Statements of
        Operations for the Three Months Ended
        June 30, 2003 and 2002 ................................................4

        Condensed Consolidated Statements of
        Operations for the Six Months Ended
        June 30, 2003 and 2002 ................................................5

        Condensed Consolidated Statements of Cash
        Flows for the Six Months Ended June 30,
        2003 and 2002 .........................................................6

        Notes to Condensed Consolidated Financial Statements ..................8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................19

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........35

Item 4. Controls and Procedures  .............................................36


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................37

Item 6. Exhibits and Reports on Form 8-K......................................38

Signatures ...................................................................39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)                    June     December
                                                      30,        31,
                                                  ---------------------
                                                     2003       2002
                                                  ---------- ----------
ASSETS
Current assets:
  Cash and cash equivalents                       $  12,369  $  18,244
  Assets limited as to use                           17,594     17,359
  Accounts receivable, net of allowance for
   doubtful accounts                                 12,833     12,522
  Inventory                                           1,293      1,378
  Prepaid expenses                                    2,781      3,903
  Deferred income taxes                               3,028      3,028
  Assets held-for-sale                               24,774     34,071
  Other current assets                                4,919      6,681
                                                  ---------- ----------
       Total current assets                          79,591     97,186

Assets limited as to use, excluding amounts
 classified as current                               21,492     21,701
Land, buildings and equipment, net                  562,143    578,804
Notes receivable                                     21,560     19,176
Goodwill, net                                        36,463     36,463
Leasehold acquisition costs, net                     21,810     22,861
Other assets                                         60,995     63,807
                                                  ---------- ----------
       Total assets                               $ 804,054  $ 839,998
                                                  ========== ==========

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current portion of long-term debt               $  17,242  $  13,526
  Debt associated with assets held-for-sale          10,883     20,246
  Accounts payable                                    5,732      5,187
  Accrued interest                                    4,753      4,620
  Accrued payroll and benefits                        7,088      7,652
  Accrued property taxes                              7,720      9,917
  Other accrued expenses                              7,808      8,164
  Other current liabilities                          11,958     12,149
                                                  ---------- ----------
       Total current liabilities                     73,184     81,461

Long-term debt, excluding current portion           496,627    506,879
Refundable portion of entrance fees                  61,547     60,066
Deferred entrance fee income                        117,123    118,041
Tenant deposits                                       4,728      4,898
Deferred gains on sale-leaseback transactions        25,941     27,622
Deferred income taxes                                 3,993      3,806
Other long-term liabilities                          12,153     11,717
                                                  ---------- ----------
       Total liabilities                            795,296    814,490

Minority interest                                    13,229     12,601

Commitments and contingencies (See notes)

Shareholders' (deficit) equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, no shares issued or outstanding            -          -
  Common stock, $.01 par value; 200,000,000 shares
   authorized, 18,711,644 and 17,341,191 shares
   issued and outstanding, respectively                 187        173
  Additional paid-in capital                        148,768    145,706
  Accumulated deficit                              (153,426)  (132,972)
                                                  ---------- ----------
       Total shareholders' (deficit) equity          (4,471)    12,907
                                                  ---------- ----------
       Total liabilities and shareholders'
       (deficit) equity                           $ 804,054  $ 839,998
                                                  ========== ==========


See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                    Three months ended
                                                         June 30,
                                                  ---------------------
                                                     2003       2002
                                                  ---------- ----------
Revenues:
  Resident and health care                        $  88,030  $  79,952
  Management services                                 1,314        620
  Reimbursed expenses                                 1,280      1,236
                                                  ---------- ----------
       Total revenues                                90,624     81,808

Operating expenses:
  Community operating expenses                       61,139     58,116
  General and administrative                          6,837      6,554
  Lease expense                                      10,207     17,865
  Depreciation and amortization                       6,336      5,381
  Amortization of leasehold acquisition costs           530      3,038
  Reimbursed expenses                                 1,280      1,236
                                                  ---------- ----------
       Total operating expenses                      86,329     92,190
                                                  ---------- ----------

       Operating income (loss)                        4,295    (10,382)

Other income (expense):
  Interest expense                                  (13,977)    (9,767)
  Interest income                                       868      1,268
  Gain (loss) on sale of assets                          79        (27)
  Other                                                 281        233
                                                  ---------- ----------
       Other expense, net                           (12,749)    (8,293)
                                                  ---------- ----------

       Loss from continuing operations before
        income taxes and minority interest           (8,454)   (18,675)

Income tax expense                                       64        122
                                                  ---------- ----------

       Loss from continuing operations before
        minority interest                            (8,518)   (18,797)

Minority interest in earnings of consolidated
 subsidiaries, net of tax                              (629)         -
                                                  ---------- ----------

       Loss from continuing operations               (9,147)   (18,797)

Discontinued operations, net of tax                    (337)      (621)
                                                  ---------- ----------

       Net loss                                   $  (9,484) $ (19,418)
                                                  ========== ==========

Basic loss per share:
  Basic loss per share from continuing operations $   (0.51) $   (1.08)
  Loss from discontinued operations, net of tax       (0.02)     (0.04)
                                                  ---------- ----------
  Basic loss per share                            $   (0.53) $   (1.12)
                                                  ========== ==========

Diluted loss per share:
  Diluted loss per share from continuing
   operations                                     $   (0.51) $   (1.08)
  Loss from discontinued operations, net of tax       (0.02)     (0.04)
                                                  ---------- ----------
  Diluted loss per share                          $   (0.53) $   (1.12)
                                                  ========== ==========

Weighted average shares used for basic loss per
 share data                                          18,051     17,277
Effect of dilutive common stock options                   -          -
                                                  ---------- ----------
Weighted average shares used for diluted loss per
 share data                                          18,051     17,277
                                                  ========== ==========


See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

                                                     Six months ended
                                                         June 30,
                                                  ---------------------
                                                     2003       2002
                                                  ---------- ----------
Revenues:
  Resident and health care                        $ 174,082  $ 154,482
  Management services                                 1,774        685
  Reimbursed expenses                                 2,972      2,687
                                                  ---------- ----------
       Total revenues                               178,828    157,854

Operating expenses:
  Community operating expenses                      121,876    111,191
  General and administrative                         12,818     12,474
  Lease expense                                      20,290     50,463
  Depreciation and amortization                      12,490     10,365
  Amortization of leasehold acquisition costs         1,048     10,124
  Reimbursed expenses                                 2,972      2,687
                                                  ---------- ----------
       Total operating expenses                     171,494    197,304
                                                  ---------- ----------

       Operating income (loss)                        7,334    (39,450)

Other income (expense):
  Interest expense                                  (26,776)   (20,165)
  Interest income                                     1,564      2,928
  Gain (loss) on sale of assets                          21        (53)
  Other                                                 455        830
                                                  ---------- ----------
       Other expense, net                           (24,736)   (16,460)
                                                  ---------- ----------

       Loss from continuing operations before
        income taxes and minority interest          (17,402)   (55,910)

Income tax expense                                      194        219
                                                  ---------- ----------

       Loss from continuing operations before
        minority interest                           (17,596)   (56,129)

Minority interest in earnings of consolidated
 subsidiaries, net of tax                            (1,241)         -
                                                  ---------- ----------

       Loss from continuing operations              (18,837)   (56,129)

Discontinued operations, net of tax                  (1,617)    (1,360)
                                                  ---------- ----------

       Net loss                                   $ (20,454) $ (57,489)
                                                  ========== ==========

Basic loss per share:
  Basic loss per share from continuing operations $   (1.07) $   (3.25)
  Loss from discontinued operations, net of tax       (0.09)     (0.08)
                                                  ---------- ----------
  Basic loss per share                            $   (1.16) $   (3.33)
                                                  ========== ==========

Diluted loss per share:
  Diluted loss per share from continuing
   operations                                     $   (1.07) $   (3.25)
  Loss from discontinued operations, net of tax       (0.09)     (0.08)
                                                  ---------- ----------
  Diluted loss per share                          $   (1.16) $   (3.33)
                                                  ========== ==========

Weighted average shares used for basic loss per
 share data                                          17,697     17,277
Effect of dilutive common stock options                   -          -
                                                  ---------- ----------
Weighted average shares used for diluted loss per
 share data                                          17,697     17,277
                                                  ========== ==========


See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)                                       Six months ended
                                                         June 30,
                                                  ---------------------
                                                     2003       2002
                                                  ---------- ----------
Cash flows from operating activities:
  Net loss                                        $ (20,454) $ (57,489)
  Loss from discontinued operations                   1,617      1,360
                                                  ---------- ----------
  Loss from continuing operations                   (18,837)   (56,129)
  Adjustments to reconcile loss from continuing
   operations to net cash and cash equivalents used
   by continuing operations:
       Depreciation and amortization                 13,538     20,489
       Amortization of deferred financing costs       1,001      1,658
       Residual value guarantee losses, included in
        lease expense                                     -     30,279
       Amortization of deferred entrance fee
        revenue                                      (6,854)    (5,675)
       Proceeds from entrance fee sales              14,668      9,131
       Refunds of entrance fee terminations          (6,385)    (3,975)
       Deferred income taxes                            187        (85)
       Amortization of deferred gain on
        sale-leaseback transactions                  (1,681)    (1,641)
       Minority owners' allocation of income          1,241          -
       Losses from unconsolidated joint ventures        121        279
       (Gain) loss on sale of assets                      -         53
  Changes in assets and liabilities, exclusive of
   acquisitions and sale leaseback transactions:
       Accounts receivable                             (326)    (1,508)
       Inventory                                         85        (28)
       Prepaid expenses                               1,066        114
       Other assets                                    (669)     4,477
       Accounts payable                               2,288     (4,849)
       Accrued interest                                 140       (450)
       Other accrued expenses and other current
        liabilities                                  (2,053)    (4,646)
       Tenant deposits                                 (170)      (633)
       Other liabilities                                437      1,800
                                                  ---------- ----------
Net cash and cash equivalents used by continuing
 operations                                          (2,203)   (11,339)

Cash flows from investing activities:
       Additions to land, buildings and equipment    (4,614)    (8,053)
       Proceeds from the sale of assets                   -     92,113
       Purchase of assets limited as to use             (26)    (7,677)
       Distributions from joint ventures              1,348          -
       Issuance of notes receivable                  (2,384)    (8,641)
       Other investing activities                      (366)    (2,235)
                                                  ---------- ----------
Net cash (used) provided by investing activities     (6,042)    65,507

Cash flows from financing activities:
       Proceeds from issuance of stock                    -         67
       Proceeds from the issuance of long-term
        debt                                          7,617    181,432
       Principal payments on long-term debt          (9,020)  (235,996)
       Accrual of deferred interest                   6,378      2,971
       Distributions to minority interest holders      (613)         -
       Principal reductions in master trust
        liability                                      (703)      (704)
       Accrual of contingent earnouts                  (594)    (5,294)
       Expenditures for financing costs                (693)    (3,675)
                                                  ---------- ----------
Net cash provided (used) by financing activities      2,372    (61,199)


See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)
                                                    Six months ended
                                                        June 30,
                                                  ---------------------
                                                     2003       2002
                                                  ---------- ----------

Net cash and cash equivalents used by continuing
 operations                                          (5,873)    (7,031)
Net cash and cash equivalents used by discontinued
 operations                                              (2)       (53)
                                                  ---------- ----------
Net decrease in cash and cash equivalents            (5,875)    (7,084)
Cash and cash equivalents at beginning of period     18,244     19,334
                                                  ---------- ----------
Cash and cash equivalents at end of period        $  12,369  $  12,250
                                                  ========== ==========

Supplemental disclosure of cash flow information:
-------------------------------------------------
  Cash paid during the period for interest
   (including capitalized interest)               $  19,572  $  17,003
                                                  ========== ==========
  Income taxes paid                               $     298  $     330
                                                  ========== ==========

Supplemental disclosure of non-cash transactions:
-------------------------------------------------
During the six months ended June 30, 2003 the Company issued 1,366,862 common shares, par value $0.01 per share to a holder of the 10% Series B Convertible Senior Subordinated Notes. This holder elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. As a result, debt and equity changed as follows:
       Long-term debt                             $  (3,076) $       -
       Common stock                                      14          -
       Additional paid-in capital                     3,062          -

During the six months ended June 30, 2003 the Company completed certain conditions related to the sale transaction of land in Virginia. The Company received net cash proceeds of $1.2 million in December 2002, and the buyer assumed the related debt. As a result, assets and liabilities decreased as follows:
       Land, building and equipment               $  13,127  $       -
       Other current liabilities                      1,217          -
       Debt associated with assets held-for-sale
       (current)                                     11,910          -

During the six months ended June 30, 2003 the Company amended a lease agreement.
 Under this amendment, a lease which had been accounted for as a financing is now treated as an operating lease. As a result, assets and liabilities decreased as follows:
       Land, building and equipment               $   4,879  $       -
       Other assets                                     821          -
       Long-term debt                                 4,879          -

During the quarter ended June 30, 2002, the Company terminated a management agreement and entered into a long-term operating lease. Under the terms of the lease, the Company acquired the following assets and assumed the following liabilities:
       Accounts receivable                        $       -  $     991
       Other current assets                               -        441
       Note receivable                                    -     18,756
       Other assets                                       -     11,651
       Other current liabilities                          -      1,527
       Refundable portion of entrance fees                -     11,348
       Deferred entrance fee income                       -     16,335
       Other long-term liabilities                        -      2,629

During the six months ended June 30, 2002, the Company terminated five operating leases, and acquired $69.3 million of land, buildings and equipment in exchange for $58.1 million of notes recievable and $11.2 million of certificates of deposit (included in assets limited as to use), previously securing these leases. In conjunction with the transactions, assets and liabilities changed as follows:
       Notes receivable                           $       -  $ (58,108)
       Assets limited as to use                           -    (11,176)
       Land, buildings and equipment                      -     69,284


See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. Certain fiscal year 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2.   Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary or the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. The Company would consolidate any management contracts if the Company has the unilateral ability to conduct the ordinary course of business of the subject communities. At December 31, 2002 and June 30, 2003, the Company was not required to consolidate any of the communities it manages for others. All significant inter-company balances and transactions are eliminated in consolidation.

3.   Recognition of Revenue

The Company provides residents with housing and health care services through various types of agreements. The Company also receives fees for managing and developing senior living communities owned by others. The Company's revenues are recognized on a monthly basis as the services are provided to its residents. Management services revenue is recorded monthly as services and administrative support under management agreements are provided to the owners and lessees of the subject communities. Such revenues are determined by an agreed formula set forth in the applicable management agreement (e.g. a specified percentage of revenues, income or cash flows of the managed community, or a negotiated fee per the management agreement).

Certain communities provide housing and health care services under various entrance fee agreements with residents (EF Communities). These agreements require new independent living residents to pay an upfront entrance fee, and may obligate the Company to provide a benefit in the form of future assisted living or skilled nursing housing and services during the life of the resident. Generally, a portion of the entrance fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of entrance fees, a long-term liability, until termination of the agreement. The remainder of the entrance fee is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. Generally residents with this type contract are entitled to cleaning, maintenance, foodservices, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring as long as they remain in the unit. A resident may typically cancel this type of contract and move out of the unit after providing the Company with 30 to 60 days written notice.

Certain communities also provide services under entrance fee agreements which provide that the entrance fee is fully refundable to the resident or the resident's estate, contingent upon the occupation of the unit by the next resident. The resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident, but receives no healthcare benefit. This contingent refund is paid to the preceding resident only upon occupancy of the unit by a new, succeeding resident. Because these refunds are contingent and only payable out of subsequent entrance fee proceeds, these entrance fees are classified on the Company's consolidated balance sheet as deferred entrance fee income. Because these units can be reoccupied during the remaining life of the building and the Company's obligations exist as long as the unit can be reoccupied, these refunds are amortized into revenue on a straight-line basis over the remaining life of the building. In the unusual event that the new resident's entrance fee is less than the previous resident's entrance fee, the Company immediately recognizes the entire shortfall as a loss during the current period.

4.   Segment Information

The Company operates principally in three business segments: (1) large retirement centers (Retirement Centers), (2) free-standing assisted living residences (Free-standing ALs), and (3) management services (Management Services). The Company currently operates 26 Retirement Centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 26 Retirement Centers, the Company owned 11, operated three pursuant to leases classified as financing obligations (which include purchase options) and operated 12 pursuant to operating leases. The Company currently operates 31 Free-standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, most of which also provide some specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. Of the 31 Free-standing ALs operated by the Company, 10 are owned, seven are operated pursuant to lease financing obligations, and 14 are operated pursuant to operating leases.

The Management Services segment includes fees from management agreements for communities owned by others, and reimbursed expense revenues together with associated expenses. The Company has eight management agreements with third parties relating to six Retirement Centers and two Free-standing ALs. The Company has invested $6.0 million in purchase options for these two Retirement Centers. Of the remaining six managed communities, two are Retirement Center cooperatives that are owned by their residents and one Retirement Center is owned by a not-for-profit sponsor. In addition, two Free-standing ALs are non-consolidated and owned by joint ventures, with which the Company has management agreements. The Company owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $8.8 million of first mortgage debt secured by one of the joint venture assets. The Company's remaining management agreement relates to the Freedom Square Retirement Center ("Freedom Square"), a 735-unit EF Community which the Company manages pursuant to a long-term management contract.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue for the segment less operating expenses associated with the segment. During the first quarter of 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company has revised the composition of its segment presentation and restated all prior periods presented. The following is a summary of total revenues, operating contributions, and total assets by segment for the three and six months ended June 30, 2003 and 2002 (in thousands).(1) (2)

                                      Three Months Ended      Six Months Ended
                                     --------------------- ---------------------
                                      June 30,   June 30,   June 30,   June 30,
                                        2003       2002       2003       2002
                                     ---------- ---------- ---------- ----------
Revenues
  Retirement centers                 $  68,652  $  64,140  $ 135,933  $ 123,913
  Free-standing ALs                     19,378     15,812     38,149     30,569
  Management services (3)                2,594      1,856      4,746      3,372
                                     -------------------------------------------
  Total revenue                      $  90,624  $  81,808  $ 178,828  $ 157,854
                                     ===========================================

Retirement Centers
  Resident and healthcare revenue    $  68,652  $  64,140  $ 135,933  $ 123,913
  Community operating expense           45,546     43,490     90,510     82,432
                                     -------------------------------------------
    Community operating contribution $  23,106  $  20,650  $  45,423  $  41,481
                                     -------------------------------------------

Free-standing ALs
  Resident and healthcare revenue    $  19,378  $  15,812  $  38,149  $  30,569
  Community operating expense           15,593     14,626     31,366     28,759
                                     -------------------------------------------
    Community operating contribution $   3,785  $   1,186  $   6,783  $   1,810
                                     -------------------------------------------

Management services
  Management services                $   1,314  $     620  $   1,774  $     685
  Reimbursed expense revenue             1,280      1,236      2,972      2,687
  Reimbursed expenses                    1,280      1,236      2,972      2,687
                                     -------------------------------------------
    Management services operating
     contribution                    $   1,314  $     620  $   1,774  $     685

General and administrative expense   $   6,837  $   6,554  $  12,818  $  12,474
Lease expense (4)                       10,207     17,865     20,290     50,463
Depreciation and amortization (5)        6,866      8,419     13,538     20,489
                                     -------------------------------------------
    Operating income (loss)          $   4,295  $ (10,382) $   7,334  $ (39,450)
                                     ===========================================

                                        June     December     June
                                         30,        31,        30,
                                        2003       2002       2002
                                     ---------- ---------- ----------
  Total Assets:

    Retirement Centers               $ 531,717  $ 539,764  $ 489,667
    Free-standing ALs                  213,689    210,376    202,207
    Management services and other       58,648     89,858     99,553
                                     --------------------------------
      Total                          $ 804,054  $ 839,998  $ 791,427
                                     ================================

(1) Segment data does not include any inter-segment transactions or allocated costs. During the three months ended June 30, 2003, the Company determined that therapy revenues and expenses, previously reported net in Free-standing AL revenues, should be reported gross within the respective segments. During the three months ended March 31, 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company revised the composition of its segment presentation and restated all prior periods presented. During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The amounts for the three and six months ended June 30, 2002 and 2003 have been restated to conform with the revised presentation.

(2) During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. The Company's 2002 segment data was restated to remove the results of the discontinued operations.

(3) Management services revenues represent the Company's management services revenues, as well as reimbursed expense revenue.

(4) Lease expense for the three and six months ended June 30, 2002 includes $7.0 million and $30.2 million, respectively, of additional lease expense related to the termination of certain synthetic leases as part of its 2002 Refinancing Plan described below.

(5) Depreciation and amortization expense for the three and six months ended June 30, 2002 includes $2.3 million and $8.8 million, respectively, of additional amortization expense related to the termination of certain synthetic leases as part of the 2002 Refinancing Plan.

5.   Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal periods ending after December 15, 2002 and are included below.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data).

                                      Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                        2003       2002       2003       2002
                                     --------------------- ---------------------
Net loss, as reported                $  (9,484) $ (19,418) $ (20,454) $ (57,489)
Deduct total stock-based employee
 compensation expense determined
 under fair-value-based method            (165)      (320)      (326)      (640)
                                     ---------- ---------- ---------- ----------
Pro forma net loss                   $  (9,649) $ (19,738) $ (20,780) $ (58,129)
                                     ========== ========== ========== ==========
Loss per share:
Basic-as reported                    $    (.53) $   (1.12) $   (1.16) $   (3.33)
Basic-pro forma                      $    (.53) $   (1.14) $   (1.17) $   (3.36)
Diluted-as reported                  $    (.53) $   (1.12) $   (1.16) $   (3.33)
Diluted-pro forma                    $    (.53) $   (1.14) $   (1.17) $   (3.36)

6.   Earnings per Share

Basic and diluted loss per share for the three months and six months ended June 30, 2003 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During both the three and six months ended June 30, 2003, there were 20,000 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period. There were no options to purchase shares of common stock outstanding during the three and six months ended June 30, 2002 which had an exercise price below the average market price of the common shares for the corresponding period. Such options were anti-dilutive because the Company incurred a loss from continuing operations for the three and six months ended June 30, 2003 and 2002, and therefore were not included in the computation of diluted earnings per share.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were also not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                     -------------------------------------------
                                        2003       2002       2003       2002
                                     -------------------------------------------
Number of options (in thousands)         2,045      2,108      2,076      2,124
Weighted-average exercise price      $    4.18  $    4.83  $    4.47  $    4.83

The Company's 5 3/4% Convertible Subordinated Debentures due October 1, 2002 outstanding during the 2002 period presented were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2002. The conversion price of $24.00 per share was greater than the average market price of the common shares for the period and the Company had a loss from continuing operations, and, therefore, the effect would be anti-dilutive.

The Company's 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes) were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003. The average market price of the Company's common stock outstanding during the three and six months ended June 30, 2003 was less than the $2.25 per share conversion price and the Company had a loss from continuing operations and, therefore, the effect would be anti-dilutive. At June 30, 2003, the Series B Notes were convertible into 5,724,445 shares of common stock.

During the six months ended June 30, 2003, holders of Series B Notes elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. The Company issued 1,366,862 common shares, par value $0.01 per share.

7.   Long-term Debt and Other Transactions


A summary of long-term debt is as follows (in thousands):
                                                                                          June 30,            December 31,
                                                                                            2003                  2002
                                                                                         ----------           ------------

Note payable bearing interest at a fixed rate of 19.5%, compounding quarterly.
Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007 (HCPI
Loan). The loan is secured by a security interest in the borrower subsidiary's
ownership interests.                                                                     $ 122,099             $ 115,721

Convertible debentures bearing interest at a fixed rate of 10.00% (Series B
Notes). Interest is due semi-annually on April 1 and October 1 through April 1,
2008, at which time all principal is due.                                                   12,880                15,956

Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and
2037. Interest rates at June 30, 2003 range from 3.82% to 8.69%. The loans are
typically secured by certain land, buildings and equipment.                                234,692               240,549

Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% to 9.39%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings
and equipment.                                                                             127,021               128,575

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2004 and 2024. Variable and fixed interest rates at June 30, 2003 range from 1.20% to 11.1%. The loans are secured by
certain land, buildings and equipment.                                                      28,060                39,850
                                                                                         ----------           ------------

Total long-term debt                                                                       524,752               540,651

Less current portion                                                                        17,242                13,526

Less debt associated with assets held-for-sale                                              10,883                20,246
                                                                                         ----------           ------------

Long-term debt, excluding current portion                                                $ 496,627             $ 506,879
                                                                                         ==========           ============

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

                                                                       June 30,
                                                                         2003
                                                                      ----------
Year 1                                                                $  17,242
Year 1, debt associated with assets held-for-sale                        10,883
Year 2                                                                  138,101
Year 3                                                                    8,656
Year 4                                                                    9,366
Year 5                                                                  170,704
Thereafter                                                              169,800
                                                                      ----------
                                                                      $ 524,752
                                                                      ==========

On September 26, 2002, the Company entered into a loan agreement with Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust, pursuant to which HCPI loaned one of the Company's subsidiaries $112.8 million (the "HCPI Loan"). The Company also contemporaneously entered into a contribution agreement with HCPI under which HCPI agreed to make a $12.2 million equity investment (the "HCPI Equity Investment") in certain other subsidiaries of the Company (the "Real Estate Companies").

In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan at its maturity or earlier. In addition to the original loan amount of $112.8 million, the balance of accrued but unpaid interest, together with compounded interest, will increase each year thereon. At June 30, 2003, the HCPI Loan balance was $122.1 million. Unless paid earlier, the Company will be accruing and compounding quarterly the HCPI Loan interest. This interest, if paid at its September 2007 maturity, will compound to be approximately $202.7 million, or an additional $80.6 million.

The Company is permitted to repay the HCPI Loan in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company's ownership interests in the Real Estate Companies that currently own nine of the Company's Retirement Centers, and the Company will continue to operate the nine Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company's net operating loss carryforward resulting in a significant tax liability to the Company.

In August 2003, the Company and one of its lenders signed an agreement to refinance $40.4 million of mortgage debt previously due April 1, 2004. The refinanced debt is due April 1, 2005. The Company has presented $33.0 million of this debt as long-term and $7.4 million as debt related to assets held-for-sale on the condensed consolidated financial statements herein.

During the six months ended June 30, 2003, holders of Series B Notes elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. The Company issued 1,366,862 common shares, par value $0.01 per share.

On February 28, 2003 the Company sold a Free-standing AL in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. As a result of the contingent earnout provision, this Free-standing AL lease is classified as a financing transaction and the Company recorded $6.5 million of lease obligation as debt, bearing interest at 8.76%. This community was added to a master lease agreement which the Company entered into on March 28, 2002, which previously included three Retirement Centers and three Free-standing ALs. The amended lease is a 15-year lease (approximately 14 years remaining) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout of one of these communities that is currently held-for-sale (see note 9), resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

During 2002, the Company successfully refinanced or extended substantially all of its debt maturities to January 2004 or later pursuant to its Refinancing Plan. However, it remains highly leveraged with a substantial amount of debt and lease obligations. Furthermore, the Company replaced a significant amount of mortgage debt and lower rate convertible debentures with debt and leases at higher rates which significantly increased the Company's annual debt and lease payments, plus additional accruals for HCPI Loan interest that is payable at maturity of the HCPI Loan.

Certain of the Company's debt agreements and leases contain various financial and other restrictive covenants. During the three and six months ended June 30, 2003, the Company obtained a covenant waiver on a lease related to a single community. At June 30, 2003, the Company was in compliance with all other debt and lease covenants. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company's creditors will grant amendments or waivers in the event of future non-compliance. Any non-payment or other default under the Company's debt instruments, leases or mortgages (including non-compliance with financial or restrictive covenants) could cause the Company's lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default provisions in most of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

The Company has scheduled principal payments of $28.1 million, which includes $10.9 million of debt associated with assets held-for-sale, and minimum rental obligations of $45.3 million under long-term operating leases due during the twelve months ended June 30, 2004. As of June 30, 2003, the Company had approximately $12.4 million in unrestricted cash and cash equivalents and $6.4 million of working capital. The Company's cash flows from operations for the six months ended June 30, 2003 was negative. Because expected cash flows from operations, including anticipated improvements, will not be sufficient to meet these requirements, the Company plans to refinance or extend this debt prior to its maturity. However, the Company expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions, and the proceeds from the sale of assets currently held-for-sale will be sufficient to fund operating requirements, capital expenditure requirements, periodic debt service requirements and lease obligations during the next twelve months. In order to meet its future payment obligations, the Company will need to continue to improve its cash flow from operations, complete the disposition of certain of the assets currently held-for-sale, and consummate various financing transactions.

There can be no assurance that the Company's operations will improve as rapidly as anticipated or that the contemplated asset disposition and refinancing transactions can be consummated during the anticipated timeframes. The failure to make its periodic debt and lease payment obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

8.   Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If completed, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the three and six months ended June 30, 2003 and 2002, the Company recorded losses from discontinued operations of $337,000 and $621,000, and $1.6 million and $1.4 million, respectively, for these three Free-standing ALs. The loss recorded for the six months ended June 30, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a first quarter 2003 amendment to a sale-leaseback transaction of a Free-standing AL originally consummated during 2002 (see note
7). The Company's 2002 results were reclassified to reflect the loss from discontinued operations.

9.   Assets Held-for-Sale

The Company had $24.8 million of assets classified as held-for-sale at June 30, 2003. These assets consist of approximately $10.0 million related to four land parcels which were originally purchased for development, $13.7 million related to two of the three Free-standing ALs classified as discontinued operations and $1.1 million of other assets. Debt associated with assets held-for-sale at June 30, 2003 was $10.9 million which is classified as a current liability.

10.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. The Company also maintains accruals for various claims, based upon estimated values of known claims as well as incurred but not reported claims.

Insurance

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program.

Effective January 1, 2003, the Company renewed its general and professional liability policy, with increased retention levels ranging from $1.0 million to $5.0 million. The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million.

The Company has operated under a large deductible workers' compensation program, with excess loss coverage provided by third party carriers, since July 1995. At June 30 2003, the Company had coverage for workers' compensation and related programs with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of June 30, 2003, the Company provides cash collateralized letters of credit in the aggregate amount of $3.9 million related to this program, which is reflected as assets limited as to use on the Company's balance sheet. The Company utilizes a third party administrator to process and pay filed claims.

On January 1, 2002, the Company initiated a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.5 million for aggregate calendar 2003 claims and costs.

Estimated costs related to the self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

Leases

As of June 30, 2003, the Company operated 36 of its senior living communities under long-term leases. Of these 36 communities, 22 are operated under three master lease agreements, with the remaining communities being subject to individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining primary lease terms vary from four to 22 years. Certain of the leases provide for renewal and purchase options. Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on occupancy levels or other measures. The majority of leases which have such provisions are measured quarterly and the Company recognizes contingent lease expense in accordance with the terms of the lease.

Total lease expense was $10.2 million and $17.9 million for the three months and $20.3 million and $50.5 million for the six months ended June 30, 2003 and 2002, respectively. During the three and six months ended June 30, 2002, $7.0 and $30.2 million, respectively, of lease expense was for residual value guarantees related to the termination of certain synthetic leases as part of the Company's 2002 Refinancing Plan.

Future minimum lease payments as of June 30, 2003 were as follows (in thousands):

                Year 1                                 $  45,344
                Year 2                                    46,031
                Year 3                                    46,733
                Year 4                                    47,453
                Year 5                                    47,089
                Thereafter                               371,281
                                                       ----------
                                                       $ 603,931
                                                       ==========

Financing Obligations

The Company operates many of its senior living communities under long-term leases. Certain of these leases provide for various additional lease payments, as well as renewal options. The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating leases or lease financing obligations. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company's effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Sale lease-back transactions are recorded as financings when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs. Sale lease-back transactions recorded as financings result in the fixed assets remaining on the Company's balance sheet as well as recording debt equal to the net cash proceeds received. The Company recorded contingent earn-outs during the fourth quarter of 2001 and during 2002, in conjunction with the termination of synthetic leases that had residual value guarantees. The leased assets were acquired and subsequently sold to third parties under sale-leaseback transactions. As of June 30, 2003, the Company has recorded contingent earn-outs of $5.3 million (out of a maximum of $13.3 million) associated with the seven sale lease-back transactions. The earn-out provisions of the sale lease-back agreements specify certain criteria that must be met to receive the earn-out consideration. The actual contingent earn-out proceeds will be realized at various measurement dates which expire no later than June 2005. Based upon its review of the earn-out criteria, the Company believes that these recorded amounts are realizable, however, actual results may differ from these estimates under different assumptions or conditions. Management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

Regulatory Requirements

Federal, state and local governments and agencies regulate various aspects of the Company's business. The development and operation of senior living facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, marketing and maintaining entrance fee contracts, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental and medical waste matters, and compliance with building and safety codes. The Company is also subject to provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which protects the privacy and security of certain health information. Failure to comply with these laws and regulations could result in, among other things, the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, restrictions on marketing entrance fee contracts, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community's license or closure of a community. The Company has implemented various programs to meet these regulations, and management believes the Company was in compliance with all applicable regulations at June 30, 2003.

Guarantees

At June 30, 2003 the Company had guaranteed mortgage debt totaling $36.2 million, related to three communities. The mortgage debt guaranteed by the Company relates to a Retirement Center under a long-term management agreement (Freedom Square), a Retirement Center under a long-term operating lease and one of the Company's two joint ventures.

Minimum Liquid Reserves

The Florida Department of Financial Services ("DFS") requires the Company to maintain a minimum liquid reserve (MLR) balance for various communities based upon certain financial calculations. As a result of certain elements of the Company's 2002 Refinancing Plan, the Company may be required to deposit additional MLR reserves. The Company is currently in negotiations with the Florida DFS regarding the revised financial calculations and resulting timing of the increased MLR requirement. The Company anticipates that, as a result of refinancing, its MLR funding requirements may increase approximately $1.8 million over a period of approximately four years. The Company intends to meet any DFS contribution requirements.

Income Tax Accrual

The Company currently has an accrual of $2.1 million related to estimated tax assessments on communities acquired during 1998. The Company has agreed to a settlement of $979,000 with the Internal Revenue Service which was paid July 31, 2003. Management believes the remaining accrual is sufficient to satisfy any further assessments.

Other

The Centers for Medicare and Medicaid Services, (CMS), made several announcements during the quarter that should increase Medicare reimbursement. CMS indicated that it would not implement case-mix refinements at least until fiscal 2005 and recommended a 3.0% market basket adjustment increase in Medicare payment rates for fiscal 2004. In June 2003, CMS announced a proposal to increase nursing center Medicare reimbursement by an additional 3.26% beginning October 1, 2003. With the annual market basket adjustment and the correction proposed by CMS, the Company expects Medicare revenues to increase by approximately $20 per patient day.

Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, will become effective on September 1, 2003 (unless extended further). Certain pending legislation may suspend the limits again effective January 2004. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will reduce therapy revenues, and negatively impact the Company's operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

11.  Recent Accounting Pronouncements

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the condensed consolidated financial statements included herein. The impact on the Company's financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the three or six months ended June 30, 2003 which were impacted by the provisions of FASB FIN No. 45.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company has three variable interest entities with which it holds a significant variable interest, but is not the primary beneficiary:


                 Commencement    Nature of      Ownership                       Unit Capacity
   Community     of Operations    Activity    (Loss Exposure) Location   IL   AL   MI  SNF  Total
   ---------     -------------   ---------    --------------- --------  ---  ---  ---  ---  -----

Freedom Square    July 1998      Managed           0.0%      Seminole,  362  103   76  194    735
                                                              Florida

   McLaren        April 2000   Joint Venture      37.5%       Flint,
   Homewood                                                  Michigan     9   71   38    -    118
   Village

  Village of      April 1998   Joint Venture      50.0%      Lady Lake,
   Homewood                                                   Florida     -   32   15    -     47
                                                                        -------------------------
                                                                        371  206  129  194    900
                                                                        =========================

The Company will adopt the provisions of FIN No. 46 beginning July 1, 2003. The initial adoption of FIN No. 46 will not have any effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope. Adoption of the standard is not expected to have a material impact on the Corporation's consolidated financial position, results of operations or cash flows.

12.  Subsequent Events

The Company has entered into an agreement, and is in discussions, relating to the possible restructuring of the ownership of two communities currently managed for a third party, whereby the Company would operate the communities under a long-term lease through a joint venture. The transaction is subject to a number of conditions and the terms of the transaction are not finalized. There can be no assurance that the parties will agree upon the terms of this potential transaction or that it will be consummated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The range of the Company's services include independent living ("IL"), assisted living ("AL"), memory enhancement services, with special programs and living units for residents with Alzheimer's and other forms of dementia ("ME") and skilled nursing ("SNF") services. The Company manages and evaluates its performance based on three segments: (1) Retirement Centers, (2) Free-standing AL's and (3) Management services. The Company currently operates and manages 65 senior living communities in 14 states with an aggregate unit capacity of approximately 12,900 units and resident capacity of approximately 14,500. The Company currently owns 21 communities, leases 36 communities pursuant to long-term leases (including ten which are operated pursuant to lease financing obligations and 24 which are operated pursuant to operating leases), and manages eight communities.

The Retirement Centers are well-established communities, and generally maintain high and consistent occupancy levels, most with waiting lists of prospective residents. The Retirement Centers are of two basic types: (i) continuing care retirement communities that provide a full continuum of IL, AL, and SNF services; and (ii) congregate living communities which offer IL and AL, but do not provide SNF services. The majority of the Company's Retirement Centers operate under a monthly service fee rental structure (the "MSF Retirement Centers"). In addition, five of the Company's Retirement Centers and one Management Service community are EF Communities, which provide housing and health care services through limited lifecare contracts and entrance fee agreements with residents. Under these agreements, in addition to monthly service fees, at initial occupancy the residents also pay entrance fees that average approximately $158,000 per independent living unit. Depending on the type of entrance fee contract, portions of the entrance fees are refundable to the residents upon satisfaction of certain conditions.

The Company's Retirement Centers form the core segment of the Company's business and comprise 26 of the 65 communities that the Company operates. Of the 26 Retirement Centers, the Company owned 11, operated three pursuant to leases classified as financing obligations (which include purchase options) and operated 12 pursuant to operating leases. The Company's Retirement Center occupancy rates as of June 30, 2003 and 2002 remained stable at 93%, while capacity increased slightly. In addition, the Company manages six Retirement Centers included in Management Services. These 26 Retirement Centers have approximately 7,800 units, representing approximately 61% of the total unit capacity of the Company's communities.

The Company has 31 Free-standing ALs, ten owned and 21 leased (eight operated pursuant to lease financing obligations and 13 operated pursuant to operating leases), as well as two managed Free-standing ALs included in Management Services. These 31 Free-standing ALs have approximately 2,800 units, representing approximately 22% of the total unit capacity of the Company's communities. The Company's Free-standing ALs provide specialized assisted living care to residents in a comfortable residential atmosphere. Free-standing ALs are much smaller than Retirement Centers and are stand-alone communities that are not located on a Retirement Center campus. They provide personalized care plans for each resident, extensive activity programs, and access to therapy or other services as needed. Most of the Free-standing ALs also provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. Most of the Company's Free-standing ALs were developed and opened during 1999 and 2000. The Company's portfolio of Free-standing ALs is currently in the process of completing its fill-up stage. The occupancy of the Company's Free-standing ALs increased from 74% as of June 30, 2002 to 81% as of June 30, 2003.

The Management Services segment includes fees from eight management agreements, including six large Retirement Communities and two Free-standing ALs owned by others, as well as reimbursed expense revenues together with associated expenses. These eight Management Service communities have approximately 2,300 units, representing approximately 17% of the total unit capacity of the Company's communities. The Company has invested $6.0 million in purchase options for two Retirement Centers of the eight managed communities. Of the remaining six managed communities, two Retirement Centers are cooperatives that are owned by their residents and one is owned by a not-for-profit sponsor. In addition, two free-standing assisted living residences are non-consolidated and owned by joint ventures. The Company owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $8.8 million of first mortgage debt secured by one of the joint venture assets. The Company's remaining management agreement relates to Freedom Square, a 735-unit EF Community which the Company manages pursuant to a long-term management contract. The initial term of the Freedom Square management contract has 16 years remaining, and there are two additional extension terms of 10 years each, exercisable at the Company's option. The Company earns a formula based management fee pursuant to the Freedom Square management contract that is based upon the operational results of the community, as well as entrance fee sales proceeds, less certain specified deductions, including a fixed $3.2 million annual distribution to the owner, which escalates 3% annually. The Company has guaranteed the $17.1 million first mortgage debt secured by the land, and certain buildings and equipment at Freedom Square.

The tables below segregate the Company's portfolio of communities between Retirement Centers, Free-standing ALs and Management Services, listing the number of communities owned, leased or managed within each group, and the unit capacity and occupancy as of June 30, 2003 and June 30, 2002:

                                                                       June 30, 2003
                           ------------------------------------------------------------------------------------
                                                                        Unit Capacity
                              # of         --------------------------------------------------------------------
                           Communities       IL         AL         ME         SNF        Total       Occupancy
                           -----------     -------    -------    -------    -------     --------    -----------
Retirement Centers:
    Owned                      11           2,430        407         99        477        3,413         94%
    Leased                     15           2,889        670        127        745        4,431         93%
                           -----------     -------    -------    -------    -------     --------    -----------
      Sub-total                26           5,319      1,077        226      1,222        7,844         93%
                           -----------     -------    -------    -------    -------     --------    -----------

Free-standing ALs:
    Owned                      10              83        709        170          -          962         78%
    Leased                     21              15      1,467        394          -        1,876         83%
                           -----------     -------    -------    -------    -------     --------    -----------
      Sub-total                31              98      2,176        564          -        2,838         81%
                           -----------     -------    -------    -------    -------     --------    -----------

Management Services:
    Retirement Centers          6           1,293        285        158        362        2,098         92%
    Free-standing ALs           2               9        103         53          -          165         71%
                           -----------     -------    -------    -------    -------     --------    -----------
      Sub-total                 8           1,302        388        211        362        2,263         90%
                           -----------     -------    -------    -------    -------     --------    -----------
Total                          65           6,719      3,641      1,001      1,584       12,945         90%
                           ===========     =======    =======    =======    =======     ========    ===========

                                                                  June 30, 2002(1)
                           ------------------------------------------------------------------------------------
                                                                        Unit Capacity
                              # of         --------------------------------------------------------------------
                           Communities       IL         AL         ME         SNF        Total       Occupancy
                           -----------     -------    -------    -------    -------     --------    -----------
Retirement Centers:
    Owned                      12           2,339        449         81        553        3,422         93%
    Leased                     14           2,973        560        173        668        4,374         93%
                           -----------     -------    -------    -------    -------     --------    -----------
      Sub-total                26           5,312      1,109        254      1,221        7,796         93%
                           -----------     -------    -------    -------    -------     --------    -----------

Free-standing ALs:
    Owned                       7               -        454        145          -          599         73%
    Leased                     24              35      1,782        413          -        2,230         74%
                           -----------     -------    -------    -------    -------     --------    -----------
      Sub-total                31              35      2,236        558          -        2,829         74%
                           -----------     -------    -------    -------    -------     --------    -----------

Management Services:
    Retirement Centers          6           1,295        288        153        362        2,098         89%
    Free-standing ALs           2               -        112         53          -          165         71%
                           -----------     -------    -------    -------    -------     --------    -----------
      Sub-total                 8           1,295        400        206        362        2,263         87%
                           -----------     -------    -------    -------    -------     --------    -----------
Total                          65           6,642      3,645      1,018      1,583       12,888         88%
                           ===========     =======    =======    =======    =======     ========    ===========


(1) During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The June 30, 2002 information has been restated to conform with the revised presentation.

Total unit capacity was approximately 12,900 at June 30, 2003 (7,800 in Retirement Centers, 2,800 in Free-standing ALs and 2,300 in Management
Services). Total resident capacity, which includes an estimate of double occupancy within a single unit, typically by married couples in independent living units, was approximately 14,500 at June 30, 2003 (8,900 in Retirement
Centers, 2,800 in Free-standing ALs and 2,800 in Management Services). Of the 65 communities the Company operates, the financial statements for the eight
Management Service communities are not consolidated with the Company. In addition, the three Free-standing ALs currently held-for-sale are included in discontinued operations.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company's financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of the Company's financial statements are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's consolidated financial statements and the notes thereto.

Segment Results

The Company manages and evaluates the performance of its business segments principally based upon segment operating contribution, which the Company defines as revenue for the segment less operating expenses associated with the segment. During the first quarter of 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company has revised the composition of its segment presentation and restated all prior periods presented. The following is a summary of total revenues, community operating contribution, and total assets by segment for the three and six months ended June 30, 2003 and 2002 (in thousands).(1)(2)

                                                  Three Months Ended
                                      June 30,   June 30,       $          %
                                        2003       2002      Change     Change
                                     ---------- ---------- ---------- ----------
Revenues
  Retirement centers                 $  68,652  $  64,140  $   4,512       7.0%
  Free-standing ALs                     19,378     15,812      3,566      22.6%
  Management services (3)                2,594      1,856        738      39.8%
                                     -------------------------------------------
  Total revenue                      $  90,624  $  81,808  $   8,816      10.8%
                                     ===========================================

Retirement Centers
  Resident and healthcare revenue    $  68,652  $  64,140  $   4,512       7.0%
  Community operating expense           45,546     43,490     (2,056)     (4.7%)
                                     -------------------------------------------
    Community operating contribution $  23,106  $  20,650  $   2,456      11.9%
                                     -------------------------------------------

Free-standing ALs
  Resident and healthcare revenue    $  19,378  $  15,812  $   3,566      22.6%
  Community operating expense           15,593     14,626       (967)     (6.6%)
                                     -------------------------------------------
    Community operating contribution $   3,785  $   1,186  $   2,599     219.1%
                                     -------------------------------------------

Management services
  Management services                $   1,314  $    620   $     694     111.9%
  Reimbursed expense revenues            1,280      1,236         44       3.6%
  Reimbursed expenses                    1,280      1,236        (44)     (3.6%)
                                     -------------------------------------------
    Management services operating
     contribution                    $   1,314  $     620  $     694     111.9%
                                     -------------------------------------------

General and administrative expense   $   6,837  $   6,554       (283)     (4.3%)
Lease expense (4)                       10,207     17,865      7,658      42.9%
Depreciation and amortization (5)        6,866      8,419      1,553      18.4%
                                     -------------------------------------------
    Operating income (loss)          $   4,295  $ (10,382) $  14,677     141.4%
                                     ===========================================

                                                    Six Months Ended
                                      June 30,   June 30,       $          %
                                        2003       2002      Change     Change
                                     ---------- ---------- ---------- ----------
Revenues
  Retirement centers                 $ 135,933  $ 123,913  $  12,020       9.7%
  Free-standing ALs                     38,149     30,569      7,580      24.8%
  Management services (3)                4,746      3,372      1,374      40.8%
                                     -------------------------------------------
  Total revenue                      $ 178,828  $ 157,854  $  20,974      13.3%
                                     ===========================================

Retirement Centers
  Resident and healthcare revenue    $ 135,933  $ 123,913  $  12,020       9.7%
  Community operating expense           90,510     82,432     (8,078)     (9.8%)
                                     -------------------------------------------
  Community operating contribution   $  45,423  $  41,481  $   3,942       9.5%
                                     -------------------------------------------

Free-standing ALs
  Resident and healthcare revenue    $  38,149  $  30,569  $   7,580      24.8%
  Community operating expense           31,366     28,759     (2,607)     (9.1%)
                                     -------------------------------------------
  Community operating contribution   $   6,783  $   1,810  $   4,973     274.8%
                                     -------------------------------------------

Management services
  Management services                $   1,774  $     685  $   1,089     159.0%
  Reimbursed expense revenues            2,972      2,687        285      10.6%
  Reimbursed expenses                    2,972      2,687      (285)    (10.6%)
                                     -------------------------------------------
    Management services operating
     contribution                    $   1,774        685  $   1,089     159.0%
                                     -------------------------------------------

General and administrative expense   $  12,818  $  12,474       (344)     (2.8%)
Lease expense (4)                       20,290     50,463     30,173      59.8%
Depreciation and amortization (5)       13,538     20,489      6,951      33.9%
                                     -------------------------------------------
    Operating income (loss)          $   7,334  $ (39,450) $  46,784     118.6%
                                     ===========================================

                                      June 30, December 31,     $          %
                                        2003       2002      Change     Change
                                     ---------- ---------- ---------- ----------
  Total Assets:
    Retirement Centers               $ 531,717  $ 539,764  $  (8,046)     (1.5%)
    Free-standing ALs                  213,689    210,376      3,313       1.6%
    Management services and other       58,648     89,858    (31,211)    (34.7%)
                                     -------------------------------------------
      Total                          $ 804,054  $ 839,998  $ (35,944)     (4.3%)
                                     ===========================================

  Unit Occupancy
                                      June 30,  March 31, December 31, June 30,
                                        2003       2003       2002       2002
                                     ---------- ---------- ---------- ----------
  Resident Unit Occupancy:
    Retirement Centers                   93%        94%        94%        93%
    Free-standing ALs                    81%        81%        80%        74%
    Management Services and other        90%        90%        90%        87%
                                     -------------------------------------------
      Total                              90%        90%        91%        88%
                                     ===========================================

(1) Segment data does not include any inter-segment transactions or allocated costs. During the three months ended June 30, 2003, the Company determined that therapy revenues and expenses, previously reported net in Free-standing AL revenues, should be reported gross within the respective segments. During the three months ended March 31, 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company has revised the composition of its segment presentation and restated all prior periods presented. During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The amounts for the three and six months ended June 30, 2002 and 2003 have been restated to conform with the revised presentation.

(2) During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. The Company's 2002 segment data was restated to remove the results of discontinued operations.

(3) Management services revenues represent the Company's management services revenues, as well as reimbursed expenses.

(4) Lease expense for the three and six months ended June 30, 2002 includes $7.0 million and $30.2 million, respectively, of additional lease expense for residual guarantees related to the termination of certain synthetic leases as part of its 2002 Refinancing Plan.

(5) Depreciation and amortization expense for the three and six months ended June 30, 2002 includes $2.3 million and $8.8 million, respectively, of additional amortization expense related to the termination of certain synthetic leases as part of the 2002 Refinancing Plan.

Results of Operations

The Company reported a net loss of $9.5 million, or $.53 loss per diluted share, on total revenues of $90.6 million, as compared with a net loss of $19.4 million, or $1.12 loss per diluted share, on revenues of $81.8 million for the three months ended June 30, 2003 and 2002, respectively. The loss for the three months ended June 30, 2002 includes $7.0 million of additional lease expense resulting from residual value guarantees on certain terminated synthetic lease transactions and approximately $2.3 million of accelerated leasehold acquisition cost amortization from these transactions. The Company reported a net loss of $20.5 million, or $1.16 loss per diluted share, on total revenues of $178.8 million, as compared with a net loss of $57.5 million, or $3.33 loss per diluted share, on revenues of $157.9 million for the six months ended June 30, 2003 and 2002, respectively. The loss for the six months ended June 30, 2002 includes $30.2 million of additional lease expense resulting from residual value guarantees on certain terminated synthetic lease transactions and approximately $8.8 million of accelerated leasehold acquisition cost amortization from these transactions. The improvements from 2002 were primarily the result of improved community operating results and reduced lease and interest charges versus the prior periods.

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Revenues. Total revenues were $90.6 million for the three months ended June 30, 2003, compared to $81.8 million for the three months ended June 30, 2002, representing an increase of $8.8 million, or 10.8%. Resident and health care revenues increased by $8.1 million during the 2003 period. Approximately $3.4 million related to increases in average billable revenue per unit, $2.7 million related to increased revenues from ancillary services such as therapy and $2.5 million related to increased occupancy. The remaining increase relates primarily to increased revenues from management services, offset by decreases in home health and other revenues.

Management services revenue and reimbursed expenses both increased to $1.3 million, and both increased as a percentage of total revenue to 1.4% in the three months ended June 30, 2003, from 0.8% and 1.5%, respectively, in the three months ended June 30, 2002. The net increase in management services revenue is primarily related to improvements in operating results at the managed communities.

Retirement Center resident and health care revenues were $68.7 million in the three months ended June 30, 2003, compared to $64.1 million in the three months ended June 30, 2002, representing an increase of $4.5 million, or 7.0%. Approximately $2.6 million related to increases in average billable revenue per unit, increased revenues from EF Communities and ancillary services such as therapy of $505,000 and $775,000, respectively, and $402,000 of this increase is related to increased occupancy. The remaining increase relates to increased revenues from other ancillary services.

Free-standing AL resident and health care revenues were $19.4 million in the three months ended June 30, 2003, compared to $15.8 million in the three months ended June 30, 2002, representing an increase of $3.6 million, or 22.6%. These figures are net of the revenue for three communities held-for-sale and included as a component of discontinued operations. Approximately $2.1 million of this increase is related to increased occupancy, $662,000 related to increased revenues from ancillary services such as therapy and $795,000 related to increases in average billable revenue per unit.

In addition, certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, will become effective again on September 1, 2003 (unless extended further). Certain pending legislation may suspend the limits again effective January 2004. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will reduce therapy revenues, and negatively impact the Company's operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

Entrance Fee Sales. The entrance fees paid by residents who enter EF Communities represents a significant financial investment for residents. Recent economic conditions and the declining stock market have had a negative effect on the marketing of the Company's EF Communities. These negative market conditions have been mitigated by the relatively strong resale housing market in many areas, since many people utilize the equity in their homes to fund retirement housing. In the prior period, the Company's significant debt obligations maturing in 2002 had a negative impact on the marketing of the EF Communities. With the completion of the 2002 Refinancing Plan and increased sales and marketing efforts at these EF Communities, the Company experienced stronger sales during the first half of 2003 and anticipates continued progress during 2003 in the marketing of its entrance fee units, resulting in higher cash flows from entrance fee sales. During the quarter ended June 30, 2003, the Company's five owned and leased EF Communities recorded $8.8 million of proceeds from entrance fee sales, including $8.0 million from new sales and $800,000 from payments received on deferred entrance fee receivables, and paid refunds as a result of contract terminations of $3.7 million, resulting in $5.1 million net proceeds from entrance fee sales. Additionally, the Company receives, through its formula based management fee, the benefit of entrance fee sales of Freedom Square. During the three months ended June 30, 2003, Freedom Square had proceeds from entrance fee sales, net of refunds paid, of approximately $1.6 million.

Community Operating Expense. Community operating expense increased to $61.1 million in the three months ended June 30, 2003, as compared to $58.1 million in the three months ended June 30, 2002, representing an increase of $3.0 million, or 5.2%. Approximately $1.3 million of the increase resulted from increased labor costs related to increased occupancy and to industry trends of higher costs of nursing personnel. In addition, $663,000 of this increase is related to costs associated with the expansion of therapy services to additional communities during 2002 and 2003 and the growth of existing therapy programs, $232,000 of additional marketing costs and food cost increases of $200,000, primarily related to increased occupancy. The remaining increase results from additional expenses such as insurance, utility, and property costs at various communities. Community operating expense as a percentage of resident and health care revenues decreased to 69.5% from 72.7% for the quarters ended June 30, 2003 and 2002, respectively.

Retirement Center community operating expenses were $45.5 million in the three months ended June 30, 2003, compared to $43.5 million in the three months ended June 30, 2002, representing an increase of $2.0 million, or 4.7%. Approximately $335,000 of this increase is related to costs associated with the growth of the therapy services program. In addition, increased labor costs related primarily to industry trends of higher nursing and other costs amounted to $606,000. The remaining increase results from additional expenses such as insurance, utility, property and marketing costs at various communities.

Free-standing AL community operating expenses increased to $15.6 million in the three months ended June 30, 2003 from $14.6 million in the three months ended June 30, 2002, representing an increase of $1.0 million or 6.6%. Approximately $664,000 of this increase is related to increased labor costs and approximately $200,000 of food costs related primarily to occupancy increases. In addition, costs associated with the growth of the therapy services program amounted to $328,000. The remaining increase results from additional expenses such as insurance, utility, property and marketing costs at various communities.

Segment Operating Contribution. The Company measures the performance of its business segments, in part, based upon the operating contribution produced by these business segments. The Company computes operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment.

Retirement Center operating contribution increased $2.5 million, or 11.9%, to $23.1 million for the three months ended June 30, 2003 from $20.6 million for the three months ended June 30, 2002. This increase primarily relates to continued operational improvement throughout the Retirement Centers resulting from increased average billable revenue per unit, continued growth of the therapy services program, stabilized occupancy and improved control of community-level overhead expense.

Free-standing AL operating contribution improved by $2.6 million to $3.8 million for the three months ended June 30, 2003, from $1.2 million for the three months ended June 30, 2002, primarily as a result of increased occupancy at these communities. In addition, the continued growth of the therapy services program and increased average billable revenue per unit have increased the Free-standing AL operating contribution.

Management services operating contribution increased by $694,000 to $1.3 million in the three months ended June 30, 2003, attributable to increased management fees resulting from improved operating results at managed communities.

General and Administrative. General and administrative expense increased to $6.8 million for the three months ended June 30, 2003, as compared to $6.6 million for the three months ended June 30, 2002, representing an increase of $283,000, or 4.3%. This increase is primarily related to slight increases related to marketing, legal, relocation, and other costs. General and administrative expense as a percentage of total consolidated revenues decreased to 7.5% as compared to 8.0% for the three months ended June 30, 2003 and 2002, respectively. The Company believes that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the nature of the Company's overhead in relation to total operating activities (including managed). General and administrative expense as a percentage of total combined revenues decreased to 6.2% from 6.5% for the three months ended June 30, 2003 and 2002, respectively, computed as follows:
                                                            Three Months ended
                                                                 June 30,
                                                           ---------------------
                                                              2003       2002
                                                           ---------- ----------
    Total consolidated revenues                            $  90,624  $  81,808
    Revenues of unconsolidated managed communities            20,690     20,206
    Less management fees                                      (1,314)      (620)
                                                           ---------------------
      Total combined revenue                               $ 110,000  $ 101,394
                                                           =====================

    Total general and administrative expense               $   6,837  $   6,554
                                                           ====================

    General and administrative expense as a % of total
     consolidated revenues                                       7.5%       8.0%
                                                           =====================
    General and administrative expense as a % of total
     combined revenue                                            6.2%       6.5%
                                                           =====================

Lease Expense. As of June 30, 2003, the Company had operating leases for 26 of its communities, including 12 Retirement Centers and 14 Free-standing ALs. Lease expense decreased $7.7 million to $10.2 million for the three months ended June 30, 2003 from $17.9 million for the three months ended June 30, 2002. This decrease was primarily attributable to the additional lease expense of $7.0 million recorded during the three months ended June 30, 2002, related to residual value guarantees for the termination of certain synthetic leases on Free-standing ALs. As of September 30, 2002, the Company no longer operated any of its Free-standing ALs under synthetic lease structures. Excluding the synthetic lease expense, lease expense increased $1.4 million as a result of certain sale-leaseback transactions completed in 2002.

Depreciation and Amortization. Depreciation and amortization expense increased to $6.3 million in the three months ended June 30, 2003 from $5.4 million in the three months ended June 30, 2002, representing an increase of $955,000, or 17.7%. The increase was primarily related to an increase in depreciable assets of approximately $63.3 million, mainly due to the addition of assets from the termination of synthetic leases.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs decreased $2.5 million to $530,000 in the three months ended June 30, 2003 from $3.0 million in the three months ended June 30, 2002. The 2002 period included $2.3 million of accelerated amortization of leasehold acquisition costs related to the termination of synthetic leases.

Other Income (Expense). Interest expense increased to $14.0 million for the three months ended June 30, 2003 from $9.8 million for the three months ended June 30, 2002, representing an increase of $4.2 million, or 43.1%. This increase was primarily attributable to higher average cost debt as a result of the refinancing completed in 2002 (including the deferred interest on the HCPI loan, not paid until maturity). Interest expense as a percentage of total revenues, increased to 15.4% for the three months ended June 30, 2003 from 11.9% in the three months ended June 30, 2002. Interest income decreased to $868,000 in the three months ended June 30, 2003 from $1.3 million in the three months ended June 30, 2002, representing a decrease of $400,000, or 31.5%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions and the Freedom Plaza Arizona management agreement.

Income Taxes. The provision for income taxes was an expense of $64,000 and $122,000 for the three months ended June 30, 2003 and 2002, respectively, for state taxes. The Company has applied a full deferred tax asset valuation allowance related to its available net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $629,000 for the three months ended June 30, 2003. This amount was attributable to the HCPI Equity Investment during September 2002.

Discontinued Operations. During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would be held-for-sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If consummated, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the three months ended June 30, 2003 and 2002, the Company recorded a loss from discontinued operations of $337,000 and $621,000, respectively, for these three Free-standing ALs. The 2002 results of these communities were reclassified to discontinued operations.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $9.5 million, or $.53 loss per dilutive share, compared to a net loss of $19.4 million, or $1.12 loss per dilutive share, for the three months ended June 30, 2003 and 2002, respectively. The $.53 loss per dilutive share for the three months ended June 30, 2003 was comprised of a $.51 loss from continuing operations and $.02 loss from discontinued operations related to the three communities held-for-sale. The loss of $1.12 per dilutive share for the three months ended June 30, 2002 was comprised of a $1.08 loss from continuing operations and $.04 loss from discontinued operations.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Revenues. Total revenues were $178.8 million for the six months ended June 30, 2003, compared to $157.8 million for the six months ended June 30, 2002, representing an increase of $21.0 million, or 13.3%. Resident and health care revenues increased by $19.6 million during the 2003 period. Approximately $6.3 million related to increases in average billable revenue per unit and $5.8 million of this increase is related to increased occupancy. Over $4.1 million of the increase attributable to the addition of Freedom Plaza Arizona as a consolidated Retirement Center effective April 2002 as a result of the conversion of the Company's prior management agreement into a lease, and $3.6 million is related to revenues from therapy services. These increases are offset by reductions in home health revenues.

Management services revenue and reimbursed expenses increased to $1.8 million and $3.0 million respectively, and increased as a percentage of total revenue to 1.0% and 1.7%, respectively, in the six months ended June 30, 2003, from 0.4% and 1.7%, respectively, in the six months ended June 30, 2002. The net increase in management services revenue is primarily related to changes in operating results at the managed communities.

Retirement Center resident and health care revenues were $135.9 million in the six months ended June 30, 2003, compared to $123.9 million in the six months ended June 30, 2002, representing an increase of $12.0 million, or 9.7%. Approximately $5.3 million of the increase resulted from increases in average billable revenue per unit, $4.1 million of this increase is related to the April 1, 2002 long-term lease (and the resulting consolidation of revenues) of Freedom Plaza Arizona, $2.4 million related to increased revenues from therapy services and $588,000 related to increases in occupancy. These increases are offset by reduced home health revenues.

Free-standing AL resident and health care revenues were $38.1 million in the six months ended June 30, 2003, compared to $30.6 million in the six months ended June 30, 2002, representing an increase of $7.5 million, or 24.8%. These figures are net of the revenue for three communities held-for-sale which are included as a component of discontinued operations. Approximately $5.2 million of this increase is related to increased occupancy, $1.2 million related to increased revenues from therapy services, and $1.0 million related to increases in average billable revenue per unit. The remaining increase relates to increased revenues from other ancillary fees and services.

In addition, certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, will become effective again on September 1, 2003 (unless suspended further). Certain pending legislation may suspend the limits again effective January 2004. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will reduce therapy revenues, and negatively impact the Company's operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

Entrance Fee Sales. The entrance fee paid by residents who enter EF Communities represents a significant financial investment for residents. Accordingly, recent economic conditions and the declining stock market have had a negative effect on the marketing of the Company's EF Communities. These negative market conditions have been mitigated by the relatively strong resale housing market in many areas, since many people utilize the equity in their homes to fund retirement housing. In the prior period, the Company's significant debt obligations maturing in 2002 had a negative impact on the marketing of the EF Communities. With the completion of the 2002 Refinancing Plan and increased sales and marketing efforts at these EF Communities, the Company experienced stronger sales during the first half of 2003 and anticipates continued progress during 2003 in the marketing of its entrance fee units, resulting in higher cash flows from entrance fee sales. During the six months ended June 30, 2003, the Company's five owned and leased EF Communities recorded $14.7 million of proceeds from entrance fee sales, including $13.2 million from new sales and $1.5 million from payments received on deferred entrance fee receivables, and paid refunds as a result of contract terminations of $6.4 million, resulting in $8.3 million net proceeds from entrance fee sales. During the six months ended June 30, 2002, the Company's five owned and leased EF Communities recorded $9.1 million of proceeds from entrance fee sales, including $8.2 million from new sales and $900,000 from payments received on deferred entrance fee receivables, and paid refunds as a result of contract terminations of $4.0 million, resulting in $5.1 million net proceeds from entrance fee sales. Therefore, the Company experienced $5.6 million of increased proceeds from entrance fee sales, including $5.0 million from new sales and $600,000 from payments received on deferred entrance fees receivable, and paid additional refunds as a result of contract terminations of $2.4 million, resulting in $3.2 million of additional net proceeds from entrance fee sales, when comparing the six month period ended June 30, 2003 and 2002. Approximately $423,000 of the $3.2 million increase results from the April 1, 2002 long-term lease (and the resulting consolidation) of Freedom Plaza Arizona. The remaining increase relates to increased sales at the EF Communities. Additionally, the Company receives, through its formula based management fee, the benefit of entrance fee sales at Freedom Square. During the six months ended June 30, 2003, Freedom Square had proceeds from entrance fee sales, net of refunds paid, of approximately $1.9 million.

Community Operating Expense. Community operating expense increased to $121.9 million in the six months ended June 30, 2003, as compared to $111.2 million in the six months ended June 30, 2002, representing an increase of $10.7 million, or 9.6%. Approximately $3.3 million of the increase resulted primarily from additional community expenses as a result of the long-term lease (and the resulting consolidation of expenses) of Freedom Plaza Arizona. In addition, increased labor costs amounted to $3.1 million related to occupancy increases, and increased costs of nursing staff. Approximately $1.4 million of this increase is related to costs associated with the expansion of therapy services to additional communities during 2002 and 2003, additional marketing expense of $574,000 and food cost increases amounted to $464,000. The remaining increase results from additional expenses such as insurance, utility, and property costs at various communities. Community operating expense as a percentage of resident and health care revenues decreased to 70.0% from 72.0% for the six months ended June 30, 2003 and 2002, respectively.

Retirement Center community operating expenses were $90.5 million in the six months ended June 30, 2003, compared to $82.4 million in the six months ended June 30, 2002, representing an increase of $8.1 million, or 9.8%. Approximately $3.3 million of this increase was attributable to the April 1, 2002 long-term lease of Freedom Plaza Arizona. In addition, increased labor costs amounted to $1.5 million from increased rates and nursing costs of qualified personnel. Approximately $811,000 relates to additional marketing expense and $804,000 of this increase is related to costs associated with the growth of the therapy services program. The remaining increase results from additional expenses such as insurance, utility, and property costs at various communities.

Free-standing AL community operating expenses increased to $31.4 million in the six months ended June 30, 2003 from $28.8 million in the six months ended June 30, 2002, representing an increase of $2.6 million or 9.1% Approximately $1.6 million of this increase is related to increased labor costs and $464,000 of increased food costs related primarily to increased occupancy. In addition, costs associated with the growth of the therapy services program amounted to $600,000. The remaining variance results from additional expenses such as insurance, offset by reductions in other expenses.

Segment Operating Contribution. The Company measures the performance of its business segments, in part, based upon the operating contribution produced by these business segments. The Company computes operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment.

Retirement Center operating contribution increased $3.9 million, or 9.5%, to $45.4 million for the six months ended June 30, 2003 from $41.5 million for the six months ended June 30, 2002. This increase primarily relates to continued operational improvement throughout the Retirement Centers resulting from increased average billable revenue per unit, continued growth of the therapy services program, stabilized occupancy and improved control of community-level overhead expense, as well as the April 2002 addition of the long-term lease of Freedom Plaza Arizona.

Free-standing AL operating contribution improved by $5.0 million to $6.8 million for the six months ended June 30, 2003, from $1.8 million for the six months ended June 30, 2002, primarily as a result of increased occupancy at these communities. In addition, the continued growth of the therapy services program and increased average billable revenue per unit have increased the Free-standing AL operating contribution.

Management services operating contribution increased by $1.1 million to $1.8 million in the six months ended June 30, 2003, attributable to increased management fees resulting from improved operating results at managed communities.

General and Administrative. General and administrative expense increased to $12.7 million for the six months ended June 30, 2003, as compared to $12.8 million for the six months ended June 30, 2002, representing an increase of $394,000, or 2.8%. This increase is primarily related to slight increases related to marketing, legal, relocation, and other costs. General and administrative expense as a percentage of total consolidated revenues decreased to 7.2% as compared to 7.9% for the six months ended June 30, 2003 and 2002, respectively. The Company believes that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the nature of the Company's overhead in relation to total operating activities (including managed). General and administrative expense as a percentage of total combined revenues decreased to 5.9% from 6.2% for the six months ended June 30, 2003 and 2002, respectively, computed as follows:
                                                             Six Months ended
                                                                  June 30,
                                                           ---------------------
                                                              2003       2002
                                                           ---------- ----------
    Total consolidated revenues                            $ 178,828  $ 157,854
    Revenues of unconsolidated managed communities            41,860     44,054
    Less management fees                                      (1,774)      (685)
                                                           ---------------------
      Total combined revenue                               $ 218,914  $ 201,223
                                                           =====================

    Total general and administrative expense               $  12,818  $  12,474
                                                           =====================
    General and administrative expense as a % of total
     consolidated revenues                                       7.2%       7.9%
                                                           =====================
    General and administrative expense as a %  of total
     combined revenue                                            5.9%       6.2%
                                                           =====================

Lease Expense. As of June 30, 2003, the Company had operating leases for 26 of its communities, including 12 Retirement Centers and 14 Free-standing ALs. Lease expense decreased $30.2 million to $20.3 million for the six months ended June 30, 2003 from $50.5 million for the six months ended June 30, 2002. This decrease was attributable to the additional lease expense of $30.2 million recorded during the six months ended June 30, 2002, related to residual value guarantees for the termination of certain synthetic leases on Free-standing ALs. As of September 30, 2002, the Company no longer operated any of its Free-standing ALs under synthetic lease structures. Excluding the synthetic lease expense, lease expense increased $4.9 million as a result of certain sale-leaseback transactions completed in 2002.

Depreciation and Amortization. Depreciation and amortization expense increased to $12.5 million in the six months ended June 30, 2003 from $10.4 million in the six months ended June 30, 2002, representing an increase of $2.1 million, or 20.5%. The increase was primarily related to an increase in depreciable assets of approximately $63.3 million, mainly due to the addition of assets from the termination of synthetic leases and the addition of the Freedom Plaza Arizona lease.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs decreased $9.1 million to $1.0 million in the six months ended June 30, 2003 from $10.1 million in the six months ended June 30, 2002. The 2002 period included $8.8 million of accelerated amortization of leasehold acquisition costs related to the termination of synthetic leases.

Other Income (Expense). Interest expense increased to $26.8 million for the six months ended June 30, 2003 from $20.2 million for the six months ended June 30, 2002, representing an increase of $6.6 million, or 32.8%. This increase was primarily attributable to higher average cost debt as a result of refinancing completed in 2002 (including the deferred interest on the HCPI loan, not paid until maturity). Interest expense as a percentage of total revenues increased to 15.0% for the six months ended June 30, 2003 from 12.8% in the six months ended June 30, 2002. Interest income decreased to $1.5 million in the six months ended June 30, 2003 from $2.9 million in the six months ended June 30, 2002, representing a decrease of $1.4 million or 46.6%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions and the Freedom Plaza Arizona management agreement.

Income Taxes. The provision for income taxes was an expense of $194,000 and $219,000 for the six months ended June 30, 2003 and 2002, respectively, for state taxes. The Company has applied a full deferred tax asset valuation allowance related to its available net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.2 million or the six months ended June 30, 2003. This amount was primarily attributable to the HCPI Equity Investment during September 2002.

Discontinued Operations. During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would be held-for-sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If consummated, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the six months ended June 30, 2003 and 2002, the Company recorded a loss from discontinued operations of $1.6 million and $1.4 million, respectively, for these three Free-standing ALs. The loss recorded for the six months ended June 30, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a 2002 sale-leaseback transaction related to one of the Free-standing ALs. The 2002 results of these communities were reclassified to reflect loss from discontinued operations.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $20.5 million, or $1.16 loss per dilutive share, compared to a net loss of $57.5 million, or $3.33 loss per dilutive share, for the six months ended June 30, 2003 and 2002, respectively. The $1.16 loss per dilutive share for the six months ended June 30, 2003 was comprised of a $1.07 loss from continuing operations and $.09 loss from discontinued operations related to the three communities held-for-sale. The loss of $3.33 per dilutive share for the six months ended June 30, 2002 was comprised of a $3.25 loss from continuing operations and $.08 loss from discontinued operations.

Liquidity and Capital Resources

As a result of completing the 2002 Refinancing Plan, the Company has extended the maturity of substantially all of its debt arrangements to January 2004 or later, and is now focused on increasing the operating cash flow of its three business segments. During the three and six months ended June 30, 2003, although the Company was able to reduce its net loss and improve operating results from its Retirement Center and Free-standing AL business segments, it still experienced a net cash use by continuing operations activities of $4.9 million. The Company is focusing its efforts on generating positive cash from operating activities, primarily through improvements in its operating results.

As of June 30, 2003, the Company had approximately $12.4 million in unrestricted cash and cash equivalents and $6.4 million of working capital. The Company has scheduled current debt principal payments of $28.1 million, which includes $10.9 million of debt associated with assets held-for-sale, and minimum rental obligations of $45.3 million under long-term operating leases due during the twelve months ended June 30, 2004. When assets held-for-sale are sold, the Company will use most of the proceeds to repay mortgage debt and other related payments.

The Company's cash flow from operations for the six months ended June 30, 2003 was negative. Because expected cash flows from operations, including anticipated improvements, will not be sufficient to meet these requirements, the Company plans to refinance or extend portions of this debt prior to its maturity. However, the Company believes that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions and the proceeds of assets currently held-for-sale will be sufficient to fund its operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

In order to meet its future payment obligations, the Company will need to continue to improve its cash flow from operations, complete the disposition of certain of the assets currently held-for-sale, and consummate various financing transactions. There can be no assurance that the Company's operations will improve as rapidly as anticipated or that the contemplated asset disposition and refinancing transactions can be consummated during the anticipated timeframes. The failure to make its periodic debt and lease payment obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

Cash Flow

Net cash used by continuing operations was $2.2 million for the six months ended June 30, 2003, as compared with net cash used of $11.3 million for the six months ended June 30, 2002. The Company's cash and cash equivalents totaled $12.4 million as of June 30, 2003, as compared to $12.2 million as of June 30, 2002.

Net cash used by investing activities was $6.0 million for the six months ended June 30, 2003, as compared with $65.5 million provided for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company added $4.6 million to land, buildings and equipment, issued $2.4 million of notes receivable, and received $1.3 million of distributions from joint ventures.

Net cash provided by financing activities was $2.4 million compared with $61.2 million used by financing activities during the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003 the Company received proceeds of $7.6 million from the issuance of long-term debt, accrual of deferred interest of $6.4 million, made principal payments on its indebtedness of $9.0 million, paid $693,000 of financing costs and made distributions to the minority interest holder of $613,000. In connection with certain entrance fee communities, the Company made principal payments under master trust agreements of $703,000.

Net cash used by discontinued operations was $2,000 and $53,000 for the six months ended June 30, 2003 and 2002, respectively. Loss from discontinued operations was $1.6 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively.

Financing Activity

In August 2003, the Company and one of its lenders signed an agreement to refinance $40.4 million of mortgage debt previously due April 1, 2004. The refinanced debt is due April 1, 2005. The Company has presented $33.0 million of this debt as long-term and $7.4 million as debt related to assets held-for-sale on the condensed consolidated financial statements herein.

During the six months ended June 30, 2003, holders of Series B Notes elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. The Company issued 1,366,862 common shares, par value $0.01 per share.

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

The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout of one of these communities that is currently held-for-sale, resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

Although the Company successfully completed its Refinancing Plan during 2002, it remains highly leveraged with a substantial amount of debt and lease obligations. The 2002 Refinancing Plan replaced a significant amount of mortgage debt and lower rate convertible debentures with debt and leases at higher rates, significantly increasing the Company's annual debt and lease payments. In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan at its maturity or earlier repayment. Unless paid earlier, the accrued interest on the HCPI Loan at its September 2007 maturity will be approximately $89.9 million.

The Company is permitted to repay the HCPI Loan in whole or in part after three years and redeem the HCPI Equity Investment after four years. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company's ownership interests in the Real Estate Companies that currently own nine of the Company's Retirement Centers, and the Company will continue to operate the nine Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment at the end of four years. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company will realize significant taxable income, which may exceed substantially the Company's net operating loss carryforward resulting in a significant net tax liability to the Company.

Certain of the Company's debt agreements and leases contain various financial and other restrictive covenants. During the three and six months ended June 30, 2003, the Company obtained a covenant waiver on a lease related to a single community. At June 30, 2003, the Company was in compliance with all other debt and lease covenants. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company's creditors will grant amendments or waivers in the event of future non-compliance. Any non-payment or other default under the Company's debt instruments, leases or mortgages (including non-compliance with financial or restrictive covenants) could cause the Company's lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default provisions in most of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of substantially all of the Company's other obligations, which would have a material adverse effect on the Company.

Future Cash Commitments

The following tables summarize the Company's total contractual obligations and commercial commitments as of June 30, 2003 (amounts in thousands):

                                                                 Payments Due by Period
                                  ------------------------------------------------------------------------------------
                                     Total      Year 1       Year 2      Year 3      Year 4       Year 5    Thereafter
                                  ----------- ----------   ----------   ---------   ---------   ----------  ----------

Long-term debt(1)                 $  386,848   $ 11,589    $ 131,862    $  1,765    $  1,772    $ 162,376   $  77,484
Debt associated with assets
 held-for-sale                        10,883     10,883            -           -           -            -           -
Lease financing obligations          127,021      5,653        6,239       6,891       7,594        8,328      92,316
Operating leases                     603,931     45,344       46,031      46,733      47,453       47,089     371,281
Accrued interest on HCPI Loan(1)      80,561          -            -           -           -       80,561           -
                                  ----------- ----------   ----------   ---------   ---------   ----------  ----------
Total contractual cash
 obligations                      $1,209,244   $ 73,469    $ 184,132    $ 55,389    $ 56,819    $ 298,354   $ 541,081
                                  ----------- ----------   ----------   ---------   ---------   ----------  ----------
Interest income on notes
 receivable(2)                       (25,531)    (1,097)      (1,084)     (1,074)     (1,062)      (1,054)    (20,160)
                                  ----------- ----------   ----------   ---------   ---------   ----------  ----------
Contractual obligations, net      $1,183,713   $ 72,372    $ 183,048    $ 54,315    $ 55,757    $ 297,300   $ 520,921
                                  =========== ==========   ==========   =========   =========   ==========  ==========

                                                      Amount of Commitment Expiration Per Period
                                  ------------------------------------------------------------------------------------
                                     Total
                                   Committed    Year 1       Year 2      Year 3      Year 4       Year 5    Thereafter
                                  ----------- ----------   ----------   ---------   ---------   ----------  ----------
Guaranties(3)                     $   36,237  $   1,130    $   1,230    $  1,340    $  9,514    $   1,382   $  21,641
                                  ----------- ----------   ----------   ---------   ---------   ----------  ----------
Total commercial commitments      $   36,237  $   1,130    $   1,230    $  1,340    $  9,514    $   1,382   $  21,641
                                  =========== ==========   ==========   =========   =========   ==========  ==========

(1) The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly. The Year 5 long-term debt amount includes $9.8 million of the accrued interest which has converted to principal. The amount of interest reflected above represents the unpaid interest which the Company will be accruing and compounding quarterly until its September 30, 2007 maturity, unless paid-off earlier.

(2) A portion of the lease payments noted in the above table is repaid to the Company as interest income on notes receivable from the lessors.

(3) Guarantees include mortgage debt related to four communities and part of a like-kind exchange acquired in 2001. The mortgage debt guaranteed by the Company relates to two Retirement Centers under a long-term management agreement and a long-term operating lease agreement and one of the Company's two joint ventures.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company's capital expenditure budget for fiscal 2003 is approximately $13.3 million.


Risks Associated with Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company's anticipated improvement in operations and anticipated or expected cashflow; the discussions of the Company's operating and growth strategy; the Company's liquidity and financing needs; the Company's expectations regarding future entry fee sales or increasing occupancy at its Retirement Centers or Free-standing ALs; the Company's alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that the Company's cashflow does not currently cover its obligations, (ii) the possibility of future defaults under the Company's debt and lease agreements, (iii) the risks associated with the Company's financial condition and the fact that the Company is highly leveraged,
(iv) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs, sell its entry fee units or increase its cash flow or generate expected levels of cash, (v) the risk that the Company's equity deficit may adversely effect the Company's business and/or prospects, (vi) the risk that alternative financing sources will not be available to the Company, (vii) the risk that the Company will be unable to sell the assets that it currently has held-for-sale, (viii) the risks associated with the adverse market conditions for the senior living industry, (ix) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (x) the likelihood of further and tighter governmental regulation, and (xi) the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company's other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. The Company generally does not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company is required to refinance such debt. The Company has $200.8 million of variable rate debt at June 30, 2003. However, $164.7 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing the Company's interest rate. Therefore, considering the $36.1 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $361,000.

The Company has previously entered into an interest rate swap agreement with a major financial institution. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement the Company receives a fixed rate of 6.87% on the $34.8 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%. The Company has also entered into two interest rate cap agreements on $32.8 million and $18.3 million of mortgage notes to limit the Company's interest rate exposure, which expire on May 1, 2005 and July 1, 2005, respectively. Under the terms of the interest rate cap agreements, the Company receives payments from the counterparty if 30-day LIBOR exceeds 5.8% over the term of each mortgage.

The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, since $324.0 million, or 61.7% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.

Disclosure About Market Exchange Risk The Company has received notice from the NYSE that it is currently below the NYSE's continued listing requirements relating to total market capitalization of $50 million and minimum shareholder's equity of $50 million. As permitted by the NYSE, the Company has submitted a plan demonstrating how the Company intends to comply in the future with the listing requirements. The NYSE has accepted the Company's plan, allowing it to continue its listing, subject to ongoing monitoring by the NYSE of the Company's progress versus this plan. There can be no assurance that the Company will be able to comply with these requirements, or show sufficient progress toward meeting the requirements within timeframes acceptable to the NYSE. If the Company's common stock is not eligible for trading on the NYSE, the liquidity and value of its common stock could be adversely affected. Should the Company's shares cease to be traded on the NYSE, the Company believes an alternative trading market will be available for its common stock. If the Company's common stock were not listed or quoted on another market or exchange, trading in the Company's common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. As a result, an investor would find it more difficult to trade, or to obtain accurate quotations for the price of, the Company's common stock. If the Company is not able to have its common stock listed or quoted on another acceptable market or exchange, the liquidity and value of its common stock would be adversely affected.

Item 4. Control and Procedures

(a) Evaluation of disclosure controls and procedures: Under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports and is (i) accumulated and communicated to the Company's management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in internal control over financial reporting: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the most recent evaluation of the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to A Vote of Security Holders

The Company held its annual meeting of shareholders on May 20, 2003 (the "Annual Meeting"). At the Annual Meeting, the shareholders of the Company voted to elect two Class III directors for a term of three years, and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for, abstain/witheld with respect to each of the director nominees:

Director Nominee                      For              Abstain/Witheld
----------------                  -----------          ---------------

W.E. Sheriff                       12,453,456             562,754
John A. Morris, Jr., M.D.          12,468,885             547,325


In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name                             Term Expires
----                             ------------

Christopher J. Coates                2004
Daniel K. O'Connell                  2004
Lawrence J. Stuesser                 2004
Frank M. Bumstead                    2005
Clarence Edmunds                     2005
Nadine C. Smith                      2005

The shareholders of the Company also approved an amendment to the American Retirement Corporation Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance pursuant to the plan. The following table sets forth the votes cast for, votes cast against, votes abstained and broker non-votes with respect to the amendment to the stock purchase plan:

                     For            Abstain           Against
                     ---            -------           -------

                  11,812,845         8,146           1,195,219

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------

31.1          Certification of W.E. Sheriff Pursuant to Rule 13a - 14(a).
31.2          Certification of Bryan D. Richardson Pursuant to Rule 13a - 14(a).
32.1          Section 1350 Certification of W.E. Sheriff.
32.2          Section 1350 Certification of Bryan D. Richardson.

(b)     Reports on Form 8-K filed during the quarter ended June 30, 2003:

        On May 8, 2003, the Company filed with the SEC a Form 8-K disclosing for purposes of Regulation FD under Items 7, 9 and 12, a press release issued by the Company.

        On May 8, 2003, the Company filed with the SEC a Form 8-K disclosing for purposes of Regulation FD under Items 7, 9 and 12, supplemental financial information relating to the Company's three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN RETIREMENT CORPORATION

Date:  August 8, 2003             By:_/s/_Bryan_D._Richardson___________________
                                      Bryan D. Richardson
                                      Executive Vice President-Finance and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)

                                                                    Exhibit 31.1

                                 CERTIFICATIONS


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2003 (the "Evaluation Date"); and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 8, 2003

/s/_W.E._Sheriff_______________________________
W.E. Sheriff
Chairman, President and Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATIONS


I, Bryan D. Richardson, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2003 (the "Evaluation Date"); and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 8, 2003

/s/_Bryan_D._Richardson________
Bryan D. Richardson
Executive VP - Finance, and CFO

                                                                    Exhibit 32.1

                           SECTION 1350 CERTIFICATION


In connection with the Quarterly Report of American Retirement Corporation (the "Company") on Form 10-Q for the three and six months ending June 30, 2003 as filed with the Securities and Exchange Commission on August 8, 2003 (the "Report"), I, W.E. Sheriff, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/_W.E._Sheriff_______________________________
W.E. Sheriff
Chairman, President and Chief Executive Officer
August 8, 2003

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO AMERICAN RETIREMENT CORPORATION AND WILL BE RETAINED BY AMERICAN RETIRMENT CORPORATION AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

                                                                    Exhibit 32.2

                           SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of American Retirement Corporation (the "Company") on Form 10-Q for the three and six months ending June 30, 2003 as filed with the Securities and Exchange Commission on August 8, 2003 (the "Report"), I, Bryan D. Richardson, Executive Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/_Bryan_D._Richardson_______________
Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer
August 8, 2003

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906 HAS BEEN PROVIDED TO AMERICAN RETIREMENT CORPORATION AND WILL BE RETAINED BY AMERICAN RETIRMENT CORPORATION AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.