Form 10-Q
period 2003-09-30
AMERICAN RETIREMENT CORP
filed 2003-11-07
CIK 787784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

         For the quarterly period ended September 30, 2003
                                                 or
(   )    Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

As of November 6, 2003, 18,753,217 shares of the Registrant's common stock, $.01 par value, were outstanding.


INDEX

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements                                                           Page

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2003 and December 31, 2002..........................................3

                  Condensed Consolidated Statements of
                  Operations for the Three Months Ended
                  September 30, 2003 and 2002 ......................................................4

                  Condensed Consolidated Statements of
                  Operations for the Nine Months Ended
                  September 30, 2003 and 2002 ......................................................5

                  Condensed Consolidated Statements of Cash
                  Flows for the Nine Months Ended September 30,
                  2003 and 2002 ....................................................................6

                  Notes to Condensed Consolidated Financial Statements .............................8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................... 21

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ..................... 39

Item 4.           Controls and Procedures  ....................................................... 40


PART II.        OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K................................................ 41

Signatures             ............................................................................42



PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)        September 30,   December 31,
                                         -----------------------------
                                             2003            2002
                                         -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $     17,363   $      18,244
   Assets limited as to use                    16,081          17,359
   Accounts receivable, net of allowance
    for doubtful accounts                      14,070          12,522
   Inventory                                    1,278           1,378
   Prepaid expenses                             4,041           3,903
   Deferred income taxes                        3,028           3,028
   Assets held-for-sale                        24,774          34,071
   Other current assets                         3,876           6,681
                                          ------------   -------------
       Total current assets                    84,511          97,186

Assets limited as to use, excluding
 amounts classified as current                 22,241          21,701
Land, buildings and equipment, net            466,826         578,804
Notes receivable                               21,473          19,176
Goodwill, net                                  36,463          36,463
Leasehold acquisition costs, net               34,099          22,861
Other assets                                   53,198          63,807
                                          ------------   -------------
       Total assets                      $    718,811   $     839,998
                                          ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $     13,357   $      13,526
   Debt associated with assets held-for-
    sale                                       17,057          20,246
   Accounts payable                             6,827           5,187
   Accrued interest                             2,028           4,620
   Accrued payroll and benefits                 8,478           7,652
   Accrued property taxes                       9,975           9,917
   Other accrued expenses                       7,397           8,164
   Other current liabilities                   14,369          12,149
                                          ------------   -------------
       Total current liabilities               79,488          81,461

Long-term debt, excluding current
 portion                                      324,556         506,879
Refundable portion of entrance fees            61,188          60,066
Deferred entrance fee income                  119,909         118,041
Tenant deposits                                 4,634           4,898
Deferred gains on sale-leaseback
 transactions                                  95,073          27,622
Deferred income taxes                           3,806           3,806
Other long-term liabilities                    14,083          11,717
                                          ------------   -------------
       Total liabilities                      702,737         814,490

Minority interest                              10,559          12,601

Commitments and contingencies (See
 notes)

Shareholders' equity:
   Preferred stock, no par value;
    5,000,000 shares authorized, no
    shares issued or outstanding                    -               -
   Common stock, $.01 par value;
    200,000,000 shares authorized,
    18,748,329 and 17,341,191 shares
    issued and outstanding, respectively          188             173
   Additional paid-in capital                 148,873         145,706
   Accumulated deficit                       (143,546)       (132,972)
                                          ------------   -------------
       Total shareholders' equity               5,515          12,907
                                          ------------   -------------
       Total liabilities and
        shareholders' equity             $    718,811   $     839,998
                                          ============   =============


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)
                                                Three months ended
                                                   September 30,
                                             -------------------------
                                                2003          2002
                                             -----------  ------------
Revenues:
   Resident and health care                  $   90,598   $    82,986
   Management services                            1,504           432
   Reimbursed expenses                            1,430         1,198
                                              ----------   -----------
       Total revenues                            93,532        84,616

Operating expenses:
   Community operating expenses                  63,918        60,503
   General and administrative                     6,351         8,637
   Lease expense                                 11,884        11,077
   Depreciation and amortization                  6,277         4,718
   Amortization of leasehold acquisition
    costs                                           597           521
   Asset impairments                                  -         2,511
   Reimbursed expenses                            1,430         1,198
                                              ----------   -----------
       Total operating expenses                  90,457        89,165
                                              ----------   -----------

       Operating income (loss)                    3,075        (4,549)

Other income (expense):
   Interest expense                             (14,464)      (11,415)
   Interest income                                  600         1,049
   Gain (loss) on sale of assets                 23,149        (1,885)
   Other                                           (195)          962
                                              ----------   -----------
       Other income (expense), net                9,090       (11,289)
                                              ----------   -----------

       Income (loss) from continuing
        operations before income taxes and
        minority interest                        12,165       (15,838)

Income tax expense                                1,361           100
                                              ----------   -----------

       Income (loss) from continuing
        operations before minority interest      10,804       (15,938)

Minority interest in earnings of consolidated
 subsidiaries, net of tax                          (671)            -
                                              ----------   -----------

       Income (loss) from continuing
        operations                               10,133       (15,938)

Discontinued operations, net of tax                (254)       (6,631)
                                              ----------   -----------

       Net income (loss)                     $    9,879   $   (22,569)
                                              ==========   ===========

Basic income (loss) per share:
   Basic income (loss) per share from
    continuing operations                    $     0.54   $     (0.92)
   Loss from discontinued operations, net of
    tax                                           (0.01)        (0.38)
                                              ----------   -----------
   Basic income (loss) per share             $     0.53   $     (1.30)
                                              ==========   ===========

Diluted income (loss) per share:
   Diluted income (loss) per share from
    continuing operations                    $     0.42   $     (0.92)
   Loss from discontinued operations, net of
    tax                                           (0.01)        (0.38)
                                              ----------   -----------
   Diluted income (loss) per share           $     0.41   $     (1.30)
                                              ==========   ===========

Weighted average shares used for basic income
 (loss)  per share data                          18,739        17,310
Effect of dilutive common stock options and
 convertible debentures                           5,839             -
                                              ----------   -----------
Weighted average shares used for diluted
 income (loss) per share data                    24,578        17,310
                                              ==========   ===========


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)
                                                Nine months ended
                                                   September 30,
                                            --------------------------
                                                2003          2002
                                            ------------  ------------
Revenues:
   Resident and health care                 $   264,680   $   237,468
   Management services                            3,278         1,117
   Reimbursed expenses                            4,402         3,885
                                             -----------   -----------
       Total revenues                           272,360       242,470

Operating expenses:
   Community operating expenses                 185,794       171,694
   General and administrative                    19,169        21,061
   Lease expense                                 32,174        61,540
   Depreciation and amortization                 18,767        15,083
   Amortization of leasehold acquisition
    costs                                         1,645        10,645
   Asset impairments                                  -         2,561
   Reimbursed expenses                            4,402         3,885
                                             -----------   -----------
       Total operating expenses                 261,951       286,469
                                             -----------   -----------

       Operating income (loss)                   10,409       (43,999)

Other income (expense):
   Interest expense                             (41,240)      (31,579)
   Interest income                                2,164         3,977
   Gain (loss) on sale of assets                 23,170        (1,938)
   Other                                            261         1,792
                                             -----------   -----------
       Other expense, net                       (15,645)      (27,748)
                                             -----------   -----------

       Loss from continuing operations
        before income taxes and minority
        interest                                 (5,236)      (71,747)

Income tax expense                                1,555           319
                                             -----------   -----------

       Loss from continuing operations
        before minority interest                 (6,791)      (72,066)

Minority interest in earnings of
 consolidated subsidiaries, net of tax           (1,912)            -
                                             -----------   -----------

       Loss from continuing operations           (8,703)      (72,066)

Discontinued operations, net of tax              (1,871)       (7,992)
                                             -----------   -----------

       Net loss                             $   (10,574)  $   (80,058)
                                             ===========   ===========

Basic loss per share:
   Basic loss per share from continuing
    operations                              $     (0.48)  $     (4.17)
   Loss from discontinued operations,
    net of tax                              $     (0.10)        (0.46)
                                             -----------   -----------
   Basic loss per share                     $     (0.59)  $     (4.63)
                                             ===========   ===========

Diluted loss per share:
   Diluted loss per share from continuing
    operations                              $     (0.48)  $     (4.17)
   Loss from discontinued operations, net of
    tax                                           (0.10)        (0.46)
                                             -----------   -----------
   Diluted loss per share                   $     (0.59)  $     (4.63)
                                             ===========   ===========

Weighted average shares used for basic loss
 per share data                                  18,049        17,288
Effect of dilutive common stock options               -             -
                                             -----------   -----------
Weighted average shares used for diluted
 loss per share data                             18,049        17,288
                                             ===========   ===========


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)                                   Nine months ended
                                                    September 30,
                                              ------------------------
                                                 2003         2002
                                              -----------  -----------
Cash flows from operating activities:
  Net loss                                    $  (10,574)  $  (80,058)
  Loss from discontinued operations                1,871        7,992
                                               ----------   ----------
  Loss from continuing operations                 (8,703)     (72,066)
  Adjustments to reconcile loss from
   continuing operations to net cash and cash
   equivalents used by continuing operations:
      Depreciation and amortization               20,412       25,728
      Amortization of deferred financing costs     1,830        2,114
      Residual value guarantee losses,
       included in lease expense                       -       30,793
      Asset impairments                                -        2,561
      Amortization of deferred entrance fee
       revenue                                   (10,286)      (9,044)
      Proceeds from entrance fee sales            25,402       18,353
      Refunds of entrance fee terminations       (10,505)      (6,571)
      Deferred income tax benefit                      -         (108)
      Amortization of deferred gain on sale-
       leaseback transactions                     (2,483)      (3,045)
      Minority owners' allocation of income        1,912            -
      Losses from unconsolidated joint
       ventures                                      211          445
      (Gain) loss on sale of assets              (23,170)       1,938
  Changes in assets and liabilities, exclusive
   of acquisitions and sale leaseback
   transactions:
      Accounts receivable                           (218)        (665)
      Inventory                                       99           29
      Prepaid expenses                              (201)        (378)
      Other assets                                (2,140)        (479)
      Accounts payable                             2,200       (1,718)
      Accrued interest                              (828)       1,708
      Other accrued expenses and other current
       liabilities                                 3,236        6,489
      Tenant deposits                               (265)        (951)
      Other liabilities                            2,519        1,463
                                               ----------   ----------
Net cash and cash equivalents used by
 continuing operations                              (978)      (3,404)

Cash flows from investing activities:
      Additions to land, buildings and
       equipment                                  (7,431)      (9,529)
      Proceeds from the sale of assets             8,405       25,396
      Sale (purchase) of assets limited as to
       use                                          (736)      22,728
      Distributions from joint ventures            1,268            -
      Issuance of notes receivable                (2,297)      (3,364)
      Other investing activities                    (368)      (1,538)
                                               ----------   ----------
Net cash (used) provided by investing
 activities                                       (1,159)      33,693

Cash flows from financing activities:
      Proceeds from issuance of stock                 15           67
      Proceeds from the issuance of long-term
       debt                                        7,718      212,346
      Principal payments on long-term debt       (12,067)    (236,561)
      Accrual of deferred interest                 8,930            -
      (Distributions to) proceeds from
       minority interest holders                    (913)      12,250
      Principal reductions in master trust
       liability                                  (1,037)      (1,080)
      Accrual of contingent earnouts                (594)      (3,560)
      Expenditures for financing costs              (769)      (8,104)
                                               ----------   ----------
Net cash provided (used) by financing
 activities                                        1,283      (24,642)


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
                                 (in thousands)


                                               Nine months ended
                                                  September 30,
                                            -------------------------
                                                2003         2002
                                            ------------  -----------

Net cash and cash equivalents (used)
 provided by continuing operations                 (854)       5,647
Net cash and cash equivalents (used)
 provided by discontinued operations                (27)          16
                                             -----------  -----------
Net (decrease) increase in cash and cash
 equivalents                                       (881)       5,663
Cash and cash equivalents at beginning of
 period                                          18,244       19,334
                                             -----------  -----------
Cash and cash equivalents at end of period  $    17,363  $    24,997
                                             ===========  ===========

Supplemental disclosure
of cash flow information:
-------------------------
 Cash paid during the period for interest
  (including capitalized interest)          $    33,696  $    25,134
                                             ===========  ===========
 Income taxes paid (received)               $       437  $    (1,520)
                                             ===========  ===========

Supplemental disclosure
of non-cash transactions:
-------------------------

During the nine months ended September 30, 2003, the Company issued 1,386,024 common shares, par value $0.01 per share to holders of the 10% Series B Convertible Senior Subordinated Notes. The holders elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. As a result, debt and equity changed as follows:
     Long-term debt                         $    (3,167) $         -
     Common stock                                    15            -
     Additional paid-in capital                   3,152            -

During the nine months ended September 30, 2003, the Company completed a sale of land in Virginia. The Company received net cash proceeds of $1.2 million in December 2002, from the buyer, who also assumed debt associated with the land. As a result, assets and liabilities decreased as follows:
     Land, building and equipment           $    13,127  $         -
     Other current liabilities                    1,217            -
     Debt associated with assets held-for-
      sale (current)                             11,910            -

During the nine months ended September 30, 2003, the Company amended a lease agreement. Under this amendment, the lease, which had been accounted for as a financing, is now accounted for as an operating lease. As a result, assets and liabilities decreased as follows:
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

During the nine months ended September 30, 2002, the Company terminated five operating leases, and acquired $69.3 million of land, buildings and equipment in exchange for $58.1 million of notes recievable and $11.2 million of certificates of deposit (included in assets limited as to use), previously securing these leases. In conjunction with the transactions, assets and liabilities changed as follows:
     Notes receivable                       $         -  $   (58,108)
     Assets limited as to use                         -      (11,176)
     Land, buildings and equipment                    -       69,284


See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments, such as impairments) considered necessary for a fair presentation have been included. Certain fiscal year 2002 amounts have been reclassified to conform to the fiscal year 2003 presentation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

2. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary or the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the interpretation regarding consolidation of variable interest entities. See Note 12. Under this literature, the Company would consolidate any communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the subject communities and is the primary beneficiary of the managed entities earnings or losses. The Company plans to complete its review of these entities and agreements, and will consolidate any managed entities in accordance with the then current consolidation literature, as well as include any appropriate disclosures beginning October 1, 2003. All significant inter-company balances and transactions are eliminated in consolidation.

3. Recognition of Revenue

The Company provides residents with housing and health care services through various types of agreements. The Company also receives fees for managing and developing senior living communities owned by others. The Company's revenues are recognized on a monthly basis as the services are provided to its residents. Management services revenue is recorded monthly as services and administrative support under management agreements are provided to the owners and lessees of the subject communities. Such revenues are determined by an agreed formula set forth in the applicable management agreement (e.g., a specified percentage of revenues, income or cash flows of the managed community, or a negotiated fee per the management agreement).

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

4.   Segment Information

The Company operates principally in three business segments: (1) large retirement centers (Retirement Centers), (2) free-standing assisted living residences (Free-standing ALs), and (3) management services (Management Services). The Company currently operates 27 Retirement Centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 27 Retirement Centers, the Company owned seven, operated two pursuant to leases classified as financing obligations (which include purchase options) and operated 18 pursuant to operating leases. The Company currently operates 31 Free-standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, most of which also provide some specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. Of the 31 Free-standing ALs operated by the Company, ten are owned, seven are operated pursuant to lease financing obligations, and 14 are operated pursuant to operating leases.

The Management Services segment includes fees from management agreements for communities owned by others, and reimbursed expense revenues together with associated expenses. The Company has seven management agreements with third parties relating to five Retirement Centers and two Free-standing ALs. Of the managed communities, two are Retirement Center cooperatives that are owned by their residents and one Retirement Center is owned by a not-for-profit sponsor. A fourth Retirement Center is owned by an unaffiliated third party. In addition, two Free-standing ALs are non-consolidated and owned by joint ventures, with which the Company has management agreements. The Company owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $8.7 million of first mortgage debt secured by one of the joint venture assets. The Company's remaining management agreement relates to Freedom Square Retirement Center ("Freedom Square"), a 735-unit EF Community which the Company manages pursuant to a long-term management contract.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue for the segment less operating expenses associated with the segment. During the first quarter of 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company has revised the composition of its segment presentation and restated all prior periods presented. The following is a summary of total revenues, operating contributions, and total assets by segment for the three and nine months ended September 30, 2003 and 2002 (in thousands).(1)(2)(3)




                                                            Three Months Ended          Nine Months Ended
                                                       --------------------------------------------------------
                                                       September 30, September 30, September 30, September 30,
                                                            2003          2002          2003          2002
                                                         ------------  ------------  ------------  ------------
Revenues
           Retirement centers                           $     70,650  $     65,666  $    206,583  $    189,579
           Free-standing ALs                                  19,948        17,320        58,097        47,889
           Management services (4)                             2,934         1,630         7,680         5,002
                                                         ------------  ------------  ------------  ------------
           Total revenue                                $     93,532  $     84,616  $    272,360  $    242,470
                                                         ============  ============  ============  ============

Retirement Centers
           Resident and healthcare revenue              $     70,650  $     65,666  $    206,583  $    189,579
           Community operating expense                        48,505        45,166       139,015       127,598
                                                         ------------  ------------  ------------  ------------
                  Community operating contribution      $     22,145  $     20,500  $     67,568  $     61,981
                                                         ------------  ------------  ------------  ------------

Free-standing ALs
           Resident and healthcare revenue              $     19,948  $     17,320  $     58,097  $     47,889
           Community operating expense                        15,413        15,337        46,779        44,096
                                                         ------------  ------------  ------------  ------------
                  Community operating contribution      $      4,535  $      1,983  $     11,318  $      3,793
                                                         ------------  ------------  ------------  ------------

Management services
           Management services                          $      1,504  $        432  $      3,278  $      1,117
           Reimbursed expense revenue                          1,430         1,198         4,402         3,885
           Reimbursed expenses                                 1,430         1,198         4,402         3,885
                                                         ------------  ------------  ------------  ------------
                  Management services operating

                   contribution                         $      1,504  $        432  $      3,278  $      1,117
                                                         ------------  ------------  ------------  ------------

General and administrative expense                      $      6,351  $      8,637  $     19,169  $     21,061
Lease expense (5)                                             11,884        11,077        32,174        61,540
Asset impairments                                                  -        2,511              -        2,561
Depreciation and amortization (6)                              6,874         5,239        20,412        25,728
                                                         ------------  ------------  ------------  ------------
           Operating income (loss)                      $      3,075  $     (4,549) $     10,409  $    (43,999)
                                                         ============  ============  ============  ============




                             September   December
                                 30,         31,
                                2003        2002
                              ----------  ---------
Total Assets:
  Retirement Centers         $  449,442  $ 539,764
  Free-standing ALs             208,562    210,376
  Management services            60,807     89,858
                              ----------  ---------
           Total             $  718,811  $ 839,998
                              ==========  =========

      (1)Segment data does not include any inter-segment transactions or allocated costs. During the three months ended June 30, 2003, the Company determined that therapy revenues and expenses, previously reported net in Free-standing AL revenues, should be reported gross within the respective segments. During the three months ended March 31, 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company revised the composition of its segment presentation and restated all prior periods presented. During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The amounts for the three and nine months ended September 30, 2002 have been restated to conform with the revised presentation.

     (2) On August 25, 2003, the Company acquired a leasehold interest in two communities which had previously been Managed by the Company. Subsequent to that date, the amounts have been classified as leased Retirement Centers.

     (3) During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. The Company's 2002 segment data was restated to remove the results of these discontinued operations.

     (4)  Management  services  revenue  represents  the  Company's   management
          services revenues, as well as reimbursed expense revenue.

     (5) Lease expense for the three and nine months ended September 30, 2002 includes $600,000 and $30.8 million, respectively, of additional lease expense related to the termination of certain synthetic leases as part of its 2002 Refinancing Plan.

     (6) Depreciation and amortization expense for the nine months ended September 30, 2002 includes $8.8 million of additional amortization expense related to the termination of certain synthetic leases as part of the 2002 Refinancing Plan.

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

                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      ---------------------   ----------------------
                                        2003        2002         2003        2002
                                      ---------  ----------   ----------  ----------
Net income (loss), as reported       $   9,879  $  (22,569)  $  (10,574) $  (80,058)
Deduct total stock-based employee
 compensation expense determined
 under fair-value-based method            (159)       (300)        (470)       (899)
                                      ---------  ----------   ----------  ----------
Pro forma net income (loss)          $   9,720  $  (22,869)  $  (11,044) $  (80,957)
                                      =========  ==========   ==========  ==========
Income (loss) per share:
Basic-as reported                    $     .53  $    (1.30)  $     (.59) $    (4.63)
Basic-pro forma                      $     .52  $    (1.32)  $     (.61) $    (4.68)
Diluted-as reported                  $     .41  $    (1.30)  $     (.59) $    (4.63)
Diluted-pro forma                    $     .40  $    (1.32)  $     (.61) $    (4.68)

6. Earnings per Share

Basic and diluted loss per share for the three months and nine months ended September 30, 2003 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and nine months ended September 30, 2003, there were approximately 141,000 and 85,800 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period, respectively. There were no options to purchase shares of common stock outstanding during the three and nine months ended September 30, 2002 which had an exercise price below the average market price of the common shares for the corresponding period.

The Company's 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes) were included in the computation of diluted earnings per share for the three months ended September 30, 2003, but were not included in the nine months ended September 30, 2003. The Company had a loss from continuing operations for the nine months ended September 30, 2003 and, therefore, the effect of the Series B Notes would be anti-dilutive. At September 30, 2003, the Series B Notes were convertible into 5,698,204 shares of common stock. The average market price of the Company's common stock outstanding during the three months ended September 30, 2003 was greater than the $2.25 per share conversion price.

During the nine months ended September 30, 2003, holders of Series B Notes elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. The Company issued 1,386,024 common shares, par value $0.01 per share.

A computation of diluted earnings per share is as follows (in thousands):

                                                    Three months ended       Nine months ended
                                                       September 30,           September 30,
                                                   ---------------------   ----------------------
                                                     2003        2002        2003        2002
                                                   ----------  ---------   ----------  ----------

 Income (loss) from continuing operations, before
  minority interest                               $   10,804  $ (15,938)  $   (6,791) $  (72,066)
      Interest expense from convertible
       debentures, net of tax                            289          -            -           -
                                                   ----------  ---------   ----------  ----------
 Adjusted income (loss) from continuing
  operations, before minority interest                11,093    (15,938)      (6,791)    (72,066)
 Minority interest in earnings of consolidated
  subsidiaries, net of tax                              (671)         -       (1,912)          -
                                                   ----------  ---------   ----------  ----------
 Income (loss) from continuing operations             10,422    (15,938)      (8,703)    (72,066)
 Discontinued operations, net of tax                    (254)    (6,631)      (1,871)     (7,992)
                                                   ----------  ---------   ----------  ----------
 Net income (loss)                                $   10,168  $ (22,569)  $  (10,574) $  (80,058)
                                                   ==========  =========   ==========  ==========

Weighted average shares used for basic earnings
 per share data:                                      18,739     17,310       18,049      17,288
Effect of dilutive common securities:
      Employee stock options                             141          -            -           -
      Series B convertible debentures                  5,698          -            -           -
                                                   ----------  ---------   ----------  ----------
Weighted average shares used for diluted earnings
 per share data                                       24,578     17,310       18,049      17,288
                                                   ==========  =========   ==========  ==========

 Basic income (loss) per share                    $     0.53  $   (1.30)  $    (0.59) $    (4.63)
 Effect of dilutive securities                         (0.12)         -            -           -
                                                   ----------  ---------   ----------  ----------
 Diluted earnings (loss) per share                $     0.41  $   (1.30)  $    (0.59) $    (4.63)
                                                   ==========  =========   ==========  ==========

The following options to purchase shares of common stock were outstanding during each of the following periods, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.



                                                           Three Months                 Nine Months
                                                         Ended September 30,        Ended September 30,
                                                 ------------------------------------------------------------
                                                        2003           2002           2003            2002
                                                 ------------------------------------------------------------
  Number of options (in thousands)                       1,904          2,113          1,993           2,120
  Weighted-average exercise price                       $ 4.18         $ 4.80         $ 4.41          $ 4.82

The Company's 5 3/4% Convertible Subordinated Debentures due October 1, 2002 that were outstanding during the 2002 period presented were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2002. The conversion price of $24.00 per share was greater than the average market price of the common shares for the period and the Company had a loss from continuing operations, and, therefore, the effect would be anti-dilutive.

7. Land, Buildings and Equipment

A summary of land, buildings, and equipment is as follows (in thousands):

                                                                      September 30,          December 31,
                                                                           2003                 2002
                                                                           ----                 ----
              Land and improvements                                 $     34,898         $     46,749
              Land held for development                                    3,667                3,667
              Buildings and improvements                                 440,600              549,724
              Furniture, fixtures, and equipment                          36,656               44,092
              Leasehold improvements                                       8,823                7,425
                                                                           -----                -----
                                                                         524,644              651,657


              Less accumulated depreciation and amortization            (60,821)             (76,770)
              Construction in progress                                     3,003                3,917
                                                                           -----                -----
              Total                                                 $    466,826         $    578,804
                                                                         =======              =======

During the nine months ended September 30, 2003, the Company completed the sale lease-back of three Retirement Centers and the sale of a fourth Retirement Center. The Company also signed a long-term agreement to manage the fourth Retirement Center for an unaffiliated third party. As part of these transactions, a prior lease was amended to remove a purchase option related to the land, buildings and equipment of a fifth Retirement Center. The lease for this Retirement Center was previously accounted for as a financing, but as a result of the amendment, is now accounted for as an operating lease. These transactions resulted in the reduction of land, buildings and equipment of approximately $92.0 million, net of accumulated depreciation of $32.3 million. See Note 8.

Depreciation expense was $18.3 million and $14.0 million for the nine months ended September 30, 2003 and 2002, respectively.

8.   Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):
                                                                                       September, 30,         December 31,
                                                                                            2003                  2002
                                                                                     -------------------    -----------------
Note payable bearing interest at a fixed rate of 19.5%, compounding quarterly.
Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007 (HCPI
Loan). The loan is secured by a security interest in the borrower subsidiary's
ownership interests in certain of its subsidiaries.                                             $75,930             $115,721

Convertible debentures bearing interest at a fixed rate of 10.00% (Series B
Notes). Interest is due semi-annually on April 1 and October 1 through April 1,
2008, at which time all principal is due.                                                        12,821               15,956

Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and
2037. Interest rates at September 30, 2003 range from 3.82% to 9.50%. The loans
are typically secured by certain land, buildings and equipment.                                 120,634              240,549

Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% to 9.39%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings
and equipment.                                                                                  101,509              128,575

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2004 and 2015. Variable and fixed interest rates at September 30, 2003 range from 1.21% to 10.9%. The loans are secured by
certain land, buildings and equipment.                                                           44,076               39,850
                                                                                     -------------------    -----------------

Total long-term debt                                                                            354,970              540,651

Less current portion                                                                             13,357               13,526

Less debt associated with assets held-for-sale, of which only $1.7 million would
     be due within the next twelve months by its terms                                           17,057               20,246
                                                                                     -------------------    -----------------

Long-term debt, excluding current portion                                                      $324,556             $506,879
                                                                                     ===================    =================

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

                                                                                     September 30,
                                                                                          2003
                                                                                   -------------------
          Year 1                                                                    $          13,357
          Year 1, debt associated with assets held-for-sale, of which only $1.7
             million would be due within the next twelve months by its terms                   17,057
          Year 2                                                                               44,598
          Year 3                                                                                7,483
          Year 4                                                                               84,059
          Year 5                                                                               40,676
          Thereafter                                                                          147,740
                                                                                   -------------------
                                                                                    $         354,970
                                                                                   ===================

On September 26, 2002, the Company entered into a loan agreement with Health Care Property Investors, Inc. ("HCPI"), a real estate investment trust, pursuant to which HCPI loaned one of the Company's subsidiaries $112.8 million (the "HCPI Loan"). The Company also contemporaneously entered into a contribution agreement with HCPI under which HCPI agreed to make a $12.2 million equity investment (the "HCPI Equity Investment") in certain other subsidiaries of the Company (the "Real Estate Companies"). The Company's ownership interests in the Real Estate Companies serve as collateral for the HCPI Loan. In addition to the long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan at its maturity or earlier. Unless paid earlier, the Company will be accruing and compounding quarterly the unpaid interest on the HCPI Loan.

On September 23, 2003, the Company completed a multi-property transaction with HCPI that involved the sale lease-back of three Retirement Centers and the sale of a fourth Retirement Center. The Company also entered into a long-term agreement to manage the fourth community for an unaffiliated third party. In addition, the Company obtained $7.0 million of mortgage financings from HCPI that are secured by certain land parcels adjoining two of the communities.

The proceeds of the transaction were used to repay $112.8 million of first mortgage debt on the four Retirement Centers. In addition, after first mortgage prepayment costs of $1.0 million, a $3.0 million credit for HCPI's existing minority interest in the properties, and transaction costs, the remaining proceeds of $51.8 million were used to repay a portion of the HCPI Loan and accrued interest. The terms of the HCPI Loan originally did not permit prepayment until after October 2005, however, the parties amended the agreement to allow for this transaction and the resulting prepayment.

The four Retirement Centers were valued in the transaction at $163.5 million, versus their net book value of $72.3 million. As a result of the transaction, the Company realized gains of $93.1 million. During the third quarter of 2003, $23.2 million of these gains were recognized related to the sale of the fourth Retirement Center. The remaining $69.9 million of gains were deferred and will be recognized over the lease terms. Approximately $66.2 million of the deferred gains will be recognized over the initial ten year lease terms for the three Retirement Centers included in the September 2003 sale lease-back. An additional $3.7 million of deferred gain will be recognized over the remaining thirteen years of a Retirement Center lease previously entered into with HCPI during the first quarter of 2002. As part of the September 2003 transaction, this prior lease was amended to remove a purchase option related to the land, buildings and equipment of this community. The lease was previously accounted for as a financing, but as a result of the amendment, will now be accounted for as an operating lease. This lease amendment resulted in the $19.7 million reduction of land, buildings and equipment and a $24.1 million reduction in debt.

The Company will continue to operate all four Retirement Centers involved in the September 2003 transaction, two of which are located in Texas, one in Arizona, and one in Colorado (which will be operated under a management agreement). The communities have a combined capacity of 1,170 units, including independent living, assisted living, memory enhancement and skilled nursing units. Three of the Retirement Centers were leased-back from HCPI under a master lease agreement with an initial term of ten years, plus two ten year renewal options. The lease for these three Retirement Centers will be accounted for as an operating lease. The initial lease rate for these three communities will be 9.5%, with annual rent increases of 2.75%.

The Company additionally agreed to manage the fourth Retirement Center located in Colorado for an unaffiliated third party under a long term management agreement. The initial term of the management agreement is ten years, plus two ten year renewal terms. Under the terms of the management agreement, the Company will operate the Retirement Center under its existing tradename, and does not anticipate any change in operations, employees or services. As a result of this transaction, the Company will report management fee revenue earned under the management agreement for the Colorado Retirement Center, instead of including the revenues and expenses of this community as part of its consolidated results.

The Company also entered into a mortgage loan with HCPI in the amount of $7.0 million. Interest is payable monthly at LIBOR plus 3%, with the principal balance due in September 2005. The Company used the proceeds from this loan in conjunction with the repayment of the HCPI Loan as described above. The note is secured by vacant land parcels adjacent to two of the Retirement Centers included in the sale/lease-back transaction. Since these land parcels are currently in the process of being sold, the $7.0 million loan is shown as a current liability, as debt associated with assets held-for-sale (of which $0 would be due within the next twelve months by its terms).

The HCPI Loan balance at September 30, 2003 was $75.9 million, as compared with $122.1 million at June 30, 2003. The $75.9 million HCPI Loan, and related interest, if not paid until its September 2007 maturity, will compound to be approximately $117.7 million, or an additional $41.8 million. The Company is permitted to repay the HCPI Loan in whole or in part beginning October 2005 and may redeem the HCPI Equity Investment beginning October 2006. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company's ownership interests in the Real Estate Companies that own five of the Company's Retirement Centers, and the Company will continue to operate the five Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment on or before the 2007 maturity, and HCPI forecloses upon its collateral, the Company would realize significant taxable income, which may result in a substantial tax liability to the Company.

In August 2003, the Company and one of its lenders signed an agreement to refinance $40.4 million of mortgage debt previously due April 1, 2004. The refinanced debt is due April 1, 2005. As a result, the Company has presented $33.0 million of this debt as long-term and $6.6 million as debt related to assets held-for-sale on the condensed consolidated financial statements herein, net of payments made during the three months ended September 30, 2003.

The Company previously had managed two Retirement Centers. The Company had invested $6.0 million for options to purchase these communities. On August 25, 2003, the options were sold to a third party buyer for $3.0 million and the third party buyer acquired each of the communities from the original developer. The buyer simultaneously entered into a long-term lease with a newly formed entity, owned by the Company and the original developer of the communities. In order to complete the purchase transaction, the Company agreed on a non-recourse basis to pay the original developer $11.3 million. The entity, which the Company consolidates, recorded $10.0 million as debt and will impute interest at prime, with all amounts due on the $11.3 million note on August 25, 2008. The lease provides an initial 15 year term, with two 10 year extension options. Proceeds from the additional funding, if any, will be used first to satisfy the Company's $11.3 million obligation to the original developer. The Company recorded leasehold acquisition costs of $13.0 million which consists of the $10.0 million obligation to the original developer and the balance of the purchase option sold to the third party buyer. The leasehold acquisition costs are being amortized over the base term of the leases. The buyer has committed to provide additional funding to the lessees depending upon the financial performance of the communities. The Company also acquired an option from the buyer to purchase the communities in nine years.

During the nine months ended September 30, 2003, holders of Series B Notes elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. The Company issued 1,386,024 common shares, par value $0.01 per share. The average market price of the Company's common stock outstanding during the three months ended September 30, 2003 was greater than the $2.25 per share conversion price. At September 30, 2003, the Series B Notes were convertible into 5,698,204 shares of common stock.

On February 28, 2003 the Company sold a Free-standing AL in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. As a result of the contingent earnout provision, this Free-standing AL lease is classified as a financing transaction and the Company recorded $6.5 million of lease obligation as debt, bearing interest at 8.76%. This community was added to a master lease agreement which the Company entered into on March 28, 2002, which previously included three Retirement Centers and three Free-standing ALs. The amended lease is a 15-year lease (approximately 14 years remaining) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout of one of these communities that is currently held-for-sale (see note 10), resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

During 2002, the Company successfully refinanced or extended substantially all of its debt maturities to January 2004 or later pursuant to its Refinancing Plan. Although the Company has significantly reduced its outstanding debt during 2003, it has incurred additional obligations and remains highly leveraged with a substantial amount of debt and lease obligations. The Company replaced a significant amount of mortgage debt and lower rate convertible debentures with debt and leases at higher rates which significantly increased the Company's annual debt and lease payments, plus additional accruals for HCPI Loan interest that is payable at maturity of the HCPI Loan.

Certain of the Company's debt agreements and leases contain various financial and other restrictive covenants. During the three and nine months ended September 30, 2003, the Company obtained a financial covenant waiver on a lease related to a single community. At September 30, 2003, the Company was in compliance with all other debt and lease covenants. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company's creditors will grant amendments or waivers in the event of future non-compliance. Any non-payment or other default under the Company's debt instruments, leases or mortgages (including non-compliance with financial or restrictive covenants) could cause the Company's lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default provisions in most of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements could result in a default or acceleration of certain of the Company's other obligations, which would have a material adverse effect on the Company.

The Company has scheduled principal payments of $13.4 million and minimum rental obligations of $64.2 million under long-term operating leases due during the twelve months ended September 30, 2004. The Company also has $17.1 million of debt associated with assets held-for-sale, which are classified as current liabilities (of which only $1.7 million would be due within the next twelve months by its terms). When assets held-for-sale are sold, the Company will use most of the proceeds to repay mortgage debt and other related payments. As of September 30, 2003, the Company had approximately $17.4 million in unrestricted cash and cash equivalents and $5.0 million of working capital. The Company's cash flows from operations for the nine months ended September 30, 2003 was negative. The Company expects that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions, and the proceeds from the sale of certain assets currently held-for-sale will be sufficient to fund operating requirements, capital expenditure requirements, periodic debt service requirements and lease obligations during the next twelve months. In order to meet its future payment obligations, the Company will need to continue to improve its cash flow from operations, complete the disposition of certain of the assets currently held-for-sale, and consummate various financing transactions.

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

9.   Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. The Company is involved in negotiation relating to these three communities, which are subject to various contingencies. If the sales are completed (of which there can be no assurance), the Company will use most of the proceeds to repay mortgage debt and other related payments. For the three and nine months ended September 30, 2003 and 2002, the Company recorded losses from discontinued operations of $254,000 and $6.6 million, and $1.9 million and $8.0 million, respectively, for these three Free-standing ALs. The loss recorded for the nine months ended September 30, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a first quarter 2003 amendment to a sale-leaseback transaction of a Free-standing AL originally consummated during 2002 (see note 8). The loss recorded for the three and nine months ended September 30, 2002 includes $5.9 million of impairment, related to the assets held-for-sale. The Company's 2002 results were reclassified to reflect the loss from discontinued operations.

10.   Assets Held-for-Sale

The Company had $24.8 million of assets classified as held-for-sale at September 30, 2003. These assets consist of approximately $13.7 million related to three Free-standing ALs held-for-sale, $10.1 million related to four land parcels which were originally purchased for development and $1.0 million of other assets. Debt associated with assets held-for-sale at September 30, 2003 was $17.1 million, which is classified as a current liability (of which only $1.7 million is due over the next twelve months by its terms).

11.  Commitments and Contingencies

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

The Company has operated under a large deductible workers' compensation program, with excess loss coverage provided by third party carriers, since July 1995. As of June 30 2003, the Company's coverage for workers' compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of September 30, 2003, the Company provides cash collateralized letters of credit in the aggregate amount of $3.9 million related to this program, which is reflected as assets limited as to use on the Company's balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

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

Leases

As of September 30, 2003, the Company operated 32 of its senior living communities under long-term leases. Of these 32 communities, 22 are operated under four master lease agreements, with the remaining communities being subject to individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining primary lease terms, excluding ground leases, vary from four to 21 years. Certain of the leases provide for renewal and purchase options. Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on occupancy levels or other measures. The majority of leases which have such provisions are measured quarterly and the Company recognizes contingent lease expense in accordance with the terms of the lease.

Total lease expense was $11.9 million and $11.1 million for the three months and $32.2 million and $61.5 million for the nine months ended September 30, 2003 and 2002, respectively. During the three and nine months ended September 30, 2002, $600,000 and $30.8 million, respectively, of lease expense was for residual value guarantees related to the termination of certain synthetic leases as part of the Company's 2002 Refinancing Plan.

Future minimum lease payments as of September 30, 2003 were as follows (in thousands):

               Year 1                                  $ 64,210
               Year 2                                    65,421
               Year 3                                    66,646
               Year 4                                    67,902
               Year 5                                    67,567
               Thereafter                               553,046
                                                -----------------
                                                      $ 884,792
                                                =================

Financing Obligations

The Company operates many of its senior living communities under long-term leases. Certain of these leases provide for various additional lease payments, as well as renewal options. The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating leases or lease financing obligations. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company's effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Sale lease-back transactions are recorded as financings when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs. Sale lease-back transactions recorded as financings result in the fixed assets remaining on the Company's balance sheet as well as recording debt equal to the net cash proceeds received. The Company recorded contingent earn-outs during the fourth quarter of 2001 and during 2002, in conjunction with the termination of certain synthetic leases that had residual value guarantees. The leased assets were acquired and subsequently sold to third parties under sale-leaseback transactions. As of September 30, 2003, the Company has recorded contingent earn-outs of $5.3 million (out of a maximum of $13.3 million) associated with six sale lease-back transactions. The earn-out provisions of the sale lease-back agreements specify certain criteria that must be met to receive the earn-out consideration. The actual contingent earn-out proceeds will be realized at various measurement dates which expire no later than June 2005. Based upon its review of the earn-out criteria, the Company believes that these recorded amounts are realizable, however, actual results may differ from these estimates under different assumptions or conditions. Management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

Regulatory Requirements

Federal, state and local governments and agencies regulate various aspects of the Company's business. The development and operation of senior living facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, marketing and maintaining entrance fee contracts, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental and medical waste matters, and compliance with building and safety codes. The Company is also subject to provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which protects the privacy and security of certain health information. Failure to comply with these laws and regulations could result in, among other things, the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, restrictions on marketing entrance fee contracts, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new facilities or expand existing facilities, and, in extreme cases, the revocation of a community's license or closure of a community. The Company has implemented various programs to meet these regulations, and management believes the Company was in compliance with all applicable regulations at September 30, 2003.

Guarantees

At September 30, 2003 the Company had guaranteed mortgage debt totaling $36.0 million, related to three communities. The mortgage debt guaranteed by the Company relates to a Retirement Center under a long-term management agreement (Freedom Square), a Retirement Center under a long-term operating lease and one of the Company's two joint ventures.

Minimum Liquid Reserves

The Florida Department of Financial Services ("DFS") requires the Company to maintain a minimum liquid reserve (MLR) balance for various communities based upon certain financial calculations. As a result of certain elements of the Company's 2002 Refinancing Plan, the Company may be required to deposit additional MLR reserves. The Company is currently in negotiations with the Florida DFS regarding the revised financial calculations and resulting timing of the increased MLR requirement. The Company anticipates that, as a result of refinancing, its MLR funding requirements may increase by approximately $2.7 million over a period of approximately four years. The Company intends to meet any DFS contribution requirements.

Income Tax Accrual

The Company currently has an accrual of $1.1 million related to estimated tax assessments on communities acquired during 1998. The Company has agreed to a settlement of $979,000 with the Internal Revenue Service, related to certain communities acquired in 1998, which was paid July 31, 2003. Management believes the remaining accrual is sufficient to satisfy any further assessments.

Other

Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. Certain pending legislation may suspend the limits again effective at some future date. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company's operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

12.  Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation Number (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements became effective for financial statements of interim and annual periods ending after December 15, 2002 and have been included in the Notes to the condensed consolidated financial statements included herein. The impact on the Company's financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the three or nine months ended September 30, 2003 which were impacted by the provisions of FIN 45.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Based upon the Company's current understanding of the current guidance provided by the FASB, the Company has three variable interest entities with which it holds a significant variable interest:

                     Commencement     Nature of       Ownership                          Unit Capacity
    Community        of Operations     Activity    (Loss Exposure)   Location    IL    AL    MI    SNF   Total
    ---------        -------------    ----------    -------------   ----------   --    --    ---   ---   -----
  Freedom Square       July 1998       Managed          0.0%        Seminole,
                                                                     Florida     362   103    76    194    735

     McLaren          April 2000        Joint           37.5%       Flint,
 Homewood Village                      Venture                       Michigan      9    71    38      -    118

                                                                    Lady Lake,
    Village of        April 1998        Joint           50.0%        Florida       -    32    15      -     47
     Homewood                          Venture
                                                                                ----- ----- ----- ------ ------
                                                                                 371   206   129    194    900
                                                                                ===== ===== ===== ====== ======

During 2003, additional accounting literature and guidance has continued to expand FIN 46's interpretation regarding consolidation of variable interest entities. The Company is in the process of reviewing its managed entities and agreements, and will consolidate any managed entities in accordance with the then current consolidation literature beginning October 1, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope. Adoption of the standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a national senior living and health care services provider offering a broad range of care and services to seniors within a residential setting. The range of the Company's services include independent living ("IL"), assisted living ("AL"), memory enhancement services, with special programs and living units for residents with Alzheimer's and other forms of dementia ("ME") and skilled nursing ("SNF") services. The Company manages and evaluates its performance based on three segments: (1) Retirement Centers, (2) Free-standing AL's and (3) Management services. The Company currently operates and manages 65 senior living communities in 14 states with an aggregate unit capacity of approximately 12,900 units and resident capacity of approximately 14,500. The Company currently owns 17 communities, leases 41 communities pursuant to long-term leases (including nine which are operated pursuant to lease financing obligations and 32 which are operated pursuant to operating leases), and manages seven communities.

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

The Company's Retirement Centers form the largest segment of the Company's business and comprise 27 of the 65 communities that the Company operates. Of the 27 Retirement Centers, the Company owned seven, operated two pursuant to leases classified as financing obligations (which include purchase options) and operated 18 pursuant to operating leases. The Company's Retirement Center occupancy rates as of September 30, 2003 and 2002 remained stable at 94%, while capacity increased slightly. In addition, the Company manages five Retirement Centers included in Management Services. These 27 Retirement Centers have approximately 8,100 units, representing approximately 63% of the total unit capacity of the Company's communities.

The Company has 31 Free-standing ALs, of which ten are owned and 21 are leased (seven operated pursuant to lease financing obligations and 14 operated pursuant to operating leases), as well as two managed Free-standing ALs included in Management Services. These 31 Free-standing ALs have approximately 2,800 units, representing approximately 22% of the total unit capacity of the Company's communities. The Company's Free-standing ALs provide specialized assisted living care to residents in a comfortable residential atmosphere. Free-standing ALs are much smaller than Retirement Centers and are stand-alone communities that are not located on a Retirement Center campus. They provide personalized care plans for each resident, extensive activity programs, and access to therapy or other services as needed. Most of the Free-standing ALs also provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. Most of the Company's Free-standing ALs were developed and opened during 1999 and 2000. The Company's portfolio of Free-standing ALs is currently in the process of completing its fill-up stage. The occupancy of the Company's Free-standing ALs increased from 79% as of September 30, 2002 to 83% as of September 30, 2003.

The Management Services segment includes fees from seven management agreements, including five large Retirement Communities and two Free-standing ALs owned by others, as well as reimbursed expense revenues together with associated expenses. These seven Management Service communities have approximately 2,300 units, representing approximately 15% of the total unit capacity of the Company's communities. Of the seven managed communities, two Retirement Centers are cooperatives that are owned by their residents and one is owned by a not-for-profit sponsor. A fourth Retirement Center is owned by an unaffiliated third party. In addition, two free-standing assisted living residences are non-consolidated and owned by joint ventures. The Company owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $8.7 million of first mortgage debt secured by one of the joint venture assets. The Company's remaining management agreement relates to Freedom Square, a 735-unit EF Community which the Company manages pursuant to a long-term management contract. The initial term of the Freedom Square management contract has 16 years remaining, and there are two additional extension terms of 10 years each, exercisable at the Company's option. The Company earns a formula based management fee pursuant to the Freedom Square management contract that is based upon the operational results of the community, as well as entrance fee sales proceeds, less certain specified deductions, including a fixed $3.2 million annual distribution to the owner, which escalates 3% annually. The Company has guaranteed the $16.9 million first mortgage debt secured by the land, and certain buildings and equipment at Freedom Square.

The tables below segregate the Company's portfolio of communities between Retirement Centers, Free-standing ALs and Management Services, listing the number of communities owned, leased or managed within each group, and the unit capacity and occupancy as of September 30, 2003 and September 30, 2002:



                                                         September 30, 2003(1)
                         ---------------------------------------------------------------------------------------
                              # of                             Unit Capacity
                                           ------------------------------------------------------
                          Communities        IL          AL         ME        SNF        Total       Occupancy
                         ---------------   --------    -------    -------    -------    ---------    -----------
Retirement Centers:
      Owned                    7             1,728        226         67        223        2,244        94%
      Leased                   20            3,788        940        170        982        5,880        93%
                         ---------------   --------    -------    -------    -------    ---------    -----------
         Sub-total             27            5,516      1,166        237      1,205        8,124        94%
                         ---------------   --------    -------    -------    -------    ---------    -----------

Free-standing ALs:
      Owned                    10               61        731        170          -          962        80%
      Leased                   21               15      1,465        390          -        1,870        84%
                         ---------------   --------    -------    -------    -------    ---------    -----------
         Sub-total             31               76      2,196        560          -        2,832        83%
                         ---------------   --------    -------    -------    -------    ---------    -----------

Management Services:
    Retirement Centers         5             1,094        198        147        362        1,801        96%
    Free-standing ALs          2                 9        103         53          -          165        73%
                         ---------------   --------    -------    -------    -------    ---------    -----------
         Sub-total             7             1,103        301        200        362        1,966        95%
                         ---------------   --------    -------    -------    -------    ---------    -----------
Total                          65            6,695      3,663        997      1,567       12,922        91%
                         ===============   ========    =======    =======    =======    =========    ===========

                                                         September 30, 2002(2)
                         ---------------------------------------------------------------------------------------
                              # of                             Unit Capacity
                                           ------------------------------------------------------
                          Communities        IL          AL         ME        SNF        Total       Occupancy
                         ---------------   --------    -------    -------    -------    ---------    -----------
Retirement Centers:

      Owned                    11            2,430        416         99        476        3,421        94%
      Leased                   15            2,881        643        111        745        4,380        95%
                         ---------------   --------    -------    -------    -------    ---------    -----------
         Sub-total             26            5,311      1,059        210      1,221        7,801        94%
                         ---------------   --------    -------    -------    -------    ---------    -----------

Free-standing ALs:

      Owned                    11               61        779        221          -        1,061        72%
      Leased                   20               15      1,419        336          -        1,770        84%
                         ---------------   --------    -------    -------    -------    ---------    -----------
         Sub-total             31               76      2,198        557          -        2,831        79%
                         ---------------   --------    -------    -------    -------    ---------    -----------

Management Services:

    Retirement Centers         6             1,298        285        156        362        2,101        89%
    Free-standing ALs          2                15         97         52          -          164        68%
                         ---------------   --------    -------    -------    -------    ---------    -----------
         Sub-total             8             1,313        382        208        362        2,265        88%
                         ---------------   --------    -------    -------    -------    ---------    -----------
Total                          65            6,700      3,639        975      1,583       12,897        90%
                         ===============   ========    =======    =======    =======    =========    ===========

     (1) On August 25, 2003, the Company acquired a leasehold interest in two communities which had previously been included in Management Services. Subsequent to that date, the amounts have been classified as leased Retirement Centers.
     (2) During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The September 30, 2002 information has been restated to conform with the revised presentation.

Total unit capacity was approximately 12,900 at September 30, 2003 (8,100 in Retirement Centers, 2,800 in Free-standing ALs and 2,000 in Management Services). Total resident capacity, which includes an estimate of double occupancy within a single unit, typically by married couples in independent living units, was approximately 14,500 at September 30, 2003 (9,300 in Retirement Centers, 2,800 in Free-standing ALs and 2,400 in Management Services). Of the 65 communities the Company operates, the financial statements for the seven Management Service communities are not consolidated with the Company. In addition, the three Free-standing ALs currently held-for-sale, are included in discontinued operations.

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

Segment Results

The Company manages and evaluates the performance of its business segments principally based upon segment operating contribution, which the Company defines as revenue for the segment less operating expenses associated with the segment. During the first quarter of 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company has revised the composition of its segment presentation and restated all prior periods presented. The following is a summary of total revenues, community operating contribution, and total assets by segment for the three and nine months ended September 30, 2003 and 2002 (in thousands).(1)(2)(3)

                                       Three Months Ended
                                  September 30,  September 30,      $            %
                                       2003          2002         Change       Change
                                   ------------- -------------------------- ------------
Revenues
   Retirement centers             $      70,650 $      65,666 $      4,984          7.6%
   Free-standing ALs                     19,948        17,320        2,628         15.2%
   Management services (4)                2,934         1,630        1,304         80.0%
                                  ------------- ------------- ------------ ------------
   Total revenue                  $      93,532 $      84,616 $      8,916         10.5%
                                  ============= ============= ============ ============

Retirement Centers
   Resident and healthcare
    revenue                       $      70,650 $      65,666 $      4,984          7.6%
   Community operating
    expense                              48,505        45,166        3,339          7.4%
                                  ------------- ------------- ------------ ------------
          Community operating
           contribution           $      22,145 $      20,500 $      1,645          8.0%
                                  ------------- ------------- ------------ ------------

Free-standing ALs
   Resident and healthcare
    revenue                       $      19,948 $      17,320 $      2,628         15.2%
   Community operating
    expense                              15,413        15,337           76          0.5%
                                  ------------- ------------- ------------ ------------
          Community operating
           contribution           $       4,535 $       1,983 $      2,552        128.7%
                                   ============= ============= ============ ============

Management services
   Management services             $      1,504  $         432  $     1,072        248.1%
   Reimbursed expense revenues            1,430          1,198          232         19.4%
   Reimbursed expenses                    1,430          1,198         (232)      (19.4%)
                                   ------------  -------------  ------------ ------------
          Management services
           operating contribution $      1,504  $         432  $      1,072       248.1%
                                  ------------  -------------  ------------ ------------

General and administrative
 expense                          $      6,351  $       8,637  $     (2,286)      (26.5%)
Lease expense (5)                       11,884         11,077           807         7.3%
Asset impairments                            -          2,511        (2,511)     (100.0%)
Depreciation and amortization (6)        6,874          5,239         1,635        31.2%
                                  ------------  -------------  ------------ ------------
      Operating income (loss)     $      3,075  $      (4,549) $      7,624       167.6%
                                  ============  =============  ============ ============


                                       Nine Months Ended
                                  September 30, September 30,       $            %
                                     2003          2002           Change      Change
                                  ------------  -----------    ------------ -----------
Revenues
      Retirement centers          $    206,583  $   189,579    $     17,004         9.0%
      Free-standing ALs                 58,097       47,889          10,208        21.3%
      Management services (4)            7,680        5,002           2,678        53.5%
                                  ------------  -----------    ------------ -----------
      Total revenue               $    272,360  $   242,470    $     29,890        12.3%
                                  ============  ===========    ============ ===========

Retirement Centers
      Resident and healthcare
       revenue                    $    206,583  $   189,579    $     17,004         9.0%
      Community operating expense      139,015      127,598          11,417         8.9%
                                  ------------  -----------    ------------ -----------
             Community operating
              contribution        $     67,568  $    61,981    $      5,587         9.0%
                                  ------------  -----------    ------------ -----------

Free-standing ALs
      Resident and healthcare
       revenue                    $     58,097  $    47,889    $     10,208        21.3%
      Community operating
       expense                          46,779       44,096           2,683         6.1%
                                  ------------  -----------    ------------ -----------
             Community operating
              contribution        $     11,318  $     3,793    $      7,525       198.4%
                                  ------------  -----------    ------------ -----------

Management services
      Management services         $      3,278  $     1,117    $      2,161       193.5%
      Reimbursed expense revenues        4,402        3,885             517        13.3%
      Reimbursed expenses                4,402        3,885            (517)      (13.3%)
                                  ------------  -----------    ------------ -----------
             Management services
              operating
              contribution        $      3,278  $     1,117    $      2,161       193.5%
                                  ------------  -----------    ------------ -----------

General and administrative
 expense                          $     19,169  $    21,061          (1,892)      (9.0%)
Lease expense (5)                       32,174       61,540         (29,366)     (47.7%)
Asset impairments                            -        2,561          (2,561)    (100.0%)
Depreciation and amortization (6)       20,412       25,728          (5,316)     (20.7%)
                                  ------------  -----------    ------------ -----------
      Operating income (loss)     $     10,409  $   (43,999)   $     54,408       123.7%
                                  ============  ===========    ============ ===========

                                  September 30,  December 31,      $              %
                                       2003         2002         Change         Change
                                  ------------- -----------    -----------   -----------
Total Assets:
          Retirement Centers      $     449,442 $   539,764    $   (90,322)       (16.7%)
          Free-standing ALs             208,562     210,376         (1,814)        (0.9%)
          Management services            60,807      89,858        (29,051)       (32.3%)
                                  ------------- -----------    -----------   -----------
                  Total           $     718,811 $   839,998    $  (121,187)       (14.4%)
                                  ============= ===========    ===========   ===========


Unit Occupancy

                         September 30,  June 30   March 31   December 31,  September 30,
                             2003        2003      2003         2002           2002
                         ------------- --------- ---------- ------------- ----------------
Resident Unit Occupancy:
  Retirement Centers               94%       93%        94%           94%              94%
  Free-standing ALs                83%       81%        81%           80%              79%
  Management Services              95%       90%        90%           90%              88%
                         ------------- --------- ---------- ------------- ----------------
       Total                       91%       90%        90%           91%              90%
                         ============= ========= ========== ============= ================


     (1) Segment data does not include any inter-segment transactions or allocated costs. During the three months ended June 30, 2003, the Company determined that therapy revenues and expenses, previously reported net in Free-standing AL revenues, should be reported gross within the respective segments. During the three months ended March 31, 2003, in response to Regulation G and Item 10 of Regulation S-K regarding the use of non-GAAP financial measures, the Company revised the composition of its segment presentation and restated all prior periods presented. During the fourth quarter of 2002, the Company determined that a community which had previously been classified as a Free-standing AL had more characteristics of a Retirement Center and the community was accordingly reclassified as a Retirement Center. The amounts for the three and nine months ended September 30, 2002 and 2003 have been restated to conform with the revised presentation.
     (2) On August 25, 2003, the Company acquired a leasehold interest in two communities which had previously been included in Management Services. Subsequent to that date, the amounts have been classified as leased Retirement Centers.
     (3) During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. The Company's 2002 segment data was restated to remove the results of these discontinued operations.
     (4) Management services revenue represents the Company's management services revenues, as well as reimbursed expense revenues.
     (5) Lease expense for the three and nine months ended September 30, 2002 includes $600,000 and $30.8 million, respectively, of additional lease expense for residual guarantees related to the termination of certain synthetic leases as part of its 2002 Refinancing Plan.
     (6) Depreciation and amortization expense for the nine months ended September 30, 2002 includes $8.8 million of additional amortization expense related to the termination of certain synthetic leases as part of the 2002 Refinancing Plan.

Results of Operations

The Company reported net income of $9.9 million, or $.41 per diluted share, on total revenues of $93.5 million, as compared with a net loss of $22.6 million, or $1.30 loss per diluted share, on revenues of $84.6 million for the three months ended September 30, 2003 and 2002, respectively. The income for the three months ended September 30, 2003 includes a $23.2 million gain on the sale of a community. The loss for the three months ended September 30, 2002 includes $600,000 of additional lease expense resulting from residual value guarantees on certain terminated synthetic lease transactions. The Company reported a net loss of $10.6 million, or $0.59 loss per diluted share, on total revenues of $272.4 million, as compared with a net loss of $80.1 million, or $4.63 loss per diluted share, on revenues of $242.5 million for the nine months ended September 30, 2003 and 2002, respectively. The loss for the nine months ended September 30, 2003 includes a $23.2 million gain on the sale of a community. The loss for the nine months ended September 30, 2002 includes $30.8 million of additional lease expense resulting from residual value guarantees on certain terminated synthetic lease transactions and approximately $8.8 million of accelerated leasehold acquisition cost amortization from these transactions. The improvements from 2002 were primarily the result of improved community operating results, reduced lease charges versus the prior periods, and the $23.2 million gain on sale of a community.

As a result of the net income for the quarter, the Company returned to positive shareholders' equity as of September 30, 2003. In addition to the gain on sale of assets recognized during the quarter, as a result of completed transactions, the Company has deferred gains on sale lease-backs of $95.1 million which will be recognized over the terms of the leases. Approximately $10 million is expected to be recognized over the next twelve months.

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Revenues. Total revenues were $93.5 million for the three months ended September 30, 2003, compared to $84.6 million for the three months ended September 30, 2002, representing an increase of $8.9 million, or 10.5%. Resident and health care revenues increased by $7.6 million during the 2003 period. Approximately $1.7 million related to the August 2003 new leases for of two Retirement Centers previously managed by the Company, $3.8 million related to increases in average billable revenue per unit, $1.9 million related to increased revenues from ancillary services such as therapy and $1.1 million related to increased occupancy. The remaining increase relates primarily to increased revenues from management services, offset by decreases in home health and other revenues.

Management services revenue and reimbursed expenses increased to $1.5 million and $1.4 million, respectively, and increased as a percentage of total revenue to 1.6% and 1.5%, respectively, for the three months ended September 30, 2003, from 0.5% and 1.4%, respectively, for the three months ended September 30, 2002. The net increase in management services revenue is primarily related to improvements in operating results at the managed communities.

Retirement Center resident and health care revenues were $70.7 million in the three months ended September 30, 2003, compared to $65.7 million in the three months ended September 30, 2002, representing an increase of $5.0 million, or 7.6%. Approximately $2.9 million related to increases in average billable revenue per unit, increased revenues from ancillary services such as therapy of $1.5 million, and $178,000 of this increase is related to increased occupancy. The remaining increase relates to increased revenues from other ancillary services.

Free-standing AL resident and health care revenues were $19.9 million for the three months ended September 30, 2003, compared to $17.3 million for the three months ended September 30, 2002, representing an increase of $2.6 million, or 15.2%. These figures are net of the revenue for three communities held-for-sale, included as a component of discontinued operations. Approximately $932,000 of this increase is related to increased occupancy, $910,000 related to increases in average billable revenue per unit and $696,000 related to increased revenues from ancillary services such as therapy.

In addition, certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. Certain pending legislation may suspend the limits again effective at some future date. While the Company is currently unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company's operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

Entrance Fee Sales. The entrance fees paid by residents who enter EF Communities represents a significant financial investment for residents. During the quarter ended September 30, 2003, the Company's five owned and leased EF Communities recorded $10.7 million of proceeds from entrance fee sales, including $9.1 million from new sales and $1.6 million from payments received on deferred entrance fee receivables, and paid refunds as a result of contract terminations of $4.1 million, resulting in $6.6 million net proceeds from entrance fee sales. Additionally, the Company receives, through its formula based management fee, the benefit of entrance fee sales of Freedom Square. During the three months ended September 30, 2003, Freedom Square had proceeds from entrance fee sales, net of refunds paid, of approximately $2.2 million.

Community Operating Expense. Community operating expense increased to $63.9 million in the three months ended September 30, 2003, as compared to $60.5 million in the three months ended September 30, 2002, representing an increase of $3.4 million, or 5.6%. Over $1.0 million of this increase results from the August 2003 new leases for of two Retirement Centers previously managed by the Company. Approximately $1.5 million of the increase resulted from increased labor costs related to increased occupancy and to industry trends of higher costs of nursing personnel. In addition, $328,000 of this increase is related to costs associated with the expansion of therapy services to additional communities during 2002 and 2003 and the growth of existing therapy programs, and $611,000 resulted from additional marketing costs. The remaining increase results from additional expenses such as insurance, utility, property and food costs at various communities. Community operating expense as a percentage of resident and health care revenues decreased to 70.6% from 72.9% for the quarters ended September 30, 2003 and 2002, respectively.

Retirement Center community operating expenses were $48.5 million in the three months ended September 30, 2003, compared to $45.2 million in the three months ended September 30, 2002, representing an increase of $3.3 million, or 7.4%. Approximately $1.0 million of this increase is related to costs associated with the two new leases for Retirement Centers in August 2003 which were previously managed by the Company. In addition, increased labor costs related primarily to industry trends of higher nursing and other costs amounted to $1.4 million. The remaining increase results from additional expenses such as insurance, utility, property and marketing costs at various communities.

Free-standing AL community operating expenses increased to $15.4 million in the three months ended September 30, 2003 from $15.3 million in the three months ended September 30, 2002, representing an increase of $76,000 or 0.5%. Labor costs increased approximately $113,000 and food costs increased approximately $106,000 related primarily to occupancy increases. In addition, costs associated with the growth of the therapy services program amounted to $274,000, as well as additional insurance, utility, and property costs at various communities. Offsetting these increases is a reduction in marketing expenses of $303,000 as various communities reach stabilized occupancy, as well as improvements in other operating expenses.

Segment Operating Contribution. The Company measures the performance of its three business segments, in part, based upon the operating contribution produced by these business segments. The Company computes operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment.

Retirement Center operating contribution increased $1.6 million, or 8.0%, to $22.1 million for the three months ended September 30, 2003 from $20.5 million for the three months ended September 30, 2002. This increase primarily relates to continued operational improvement throughout the Retirement Centers resulting from increased average billable revenue per unit, continued growth of the therapy services program, stabilized occupancy and improved control of community-level overhead expense.

Free-standing AL operating contribution improved by $2.6 million to $4.5 million for the three months ended September 30, 2003, from $1.9 million for the three months ended September 30, 2002, primarily as a result of increased occupancy at these communities. In addition, the continued growth of the therapy services program and increased average billable revenue per unit have increased the Free-standing AL operating contribution.

Management Services operating contribution increased by $1.1 million to $1.5 million in the three months ended September 30, 2003, attributable to increased management fees resulting from improved operating results at managed communities.

General and Administrative. General and administrative expense decreased to $6.4 million for the three months ended September 30, 2003, as compared to $8.6 million for the three months ended September 30, 2002, representing a decrease of $2.3 million, or 26.5%. This decrease is related to lower consulting and legal costs incurred as part of the 2002 Refinancing, offset by higher administrative costs resulting from expanded compliance and regulatory requirements. General and administrative expense as a percentage of total consolidated revenues decreased to 6.8% as compared to 10.2% for the three months ended September 30, 2003 and 2002, respectively. The Company believes that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the nature of the Company's overhead in relation to its total operating activities (including those that are managed). General and administrative expense as a percentage of total combined revenues decreased to 5.7% from 8.2% for the three months ended September 30, 2003 and 2002, respectively, computed as follows:

                                               Three Months ended September 30,
                                               --------------------------------
                                                    2003           2002
                                                    ----           ----
    Total consolidated revenues                    $   93,532       $  84,616
    Revenues of unconsolidated managed
      communities                                      19,669          20,582
    Less management fees                               (1,504)           (432)
                                               -------------------------------
        Total combined revenue                     $  111,697       $ 104,766
                                               ===============================

   Total general and administrative expense         $   6,351        $  8,637
                                               ===============================

    eneral and administrative expense as a %
   G  of total consolidated revenues                      6.8%           10.2%
                                               ===============================
   General and administrative expense as a %
      of total combined revenue                           5.7%            8.2%
                                               ===============================

Lease Expense. As of September 30, 2003, the Company had operating leases for 32 of its communities, including 16 Retirement Centers and 16 Free-standing ALs. Lease expense increased $807,000 to $11.9 million for the three months ended September 30, 2003 from $11.1 million for the three months ended September 30, 2002. This increase was primarily attributable to the additional lease expense incurred as a result of certain sale-leaseback transactions completed in 2003 and 2002. As a result of the transactions completed during the third quarter of 2003, lease expense is expected to increase in future periods. Based on current estimates, quarterly lease expense is expected to approach $15 million, net of $2.5 million of deferred gain amortization.

Depreciation and Amortization. Depreciation and amortization expense increased to $6.3 million in the three months ended September 30, 2003 from $4.7 million in the three months ended September 30, 2002, representing an increase of $1.6 million, or 33.0%. The increase was primarily related to increased depreciable assets during the three months ended September 30, 2003 mainly due to the addition of assets from the termination of synthetic leases. Note that the $92.0 million reduction in depreciable assets occurred on September 23, 2003. See Note 7.

Amortization  of  Leasehold   Acquisition   Costs.   Amortization  of  leasehold
acquisition costs increased $76,000 to $597,000 in the three months ended September 30, 2003 from $521,000 in the three months ended September 30, 2002. This increase results from the new leases entered into on August 25, 2003 for two communities which the Company previously managed for a third party. In conjunction with this transaction, $13.0 million of leasehold acquisition costs were incurred, which will be amortized over the 15 year term of the lease.

Other Income (Expense). Interest expense increased to $14.5 million for the three months ended September 30, 2003 from $11.4 million for the three months ended September 30, 2002, representing an increase of $3.0 million, or 26.7%. Approximately $1.0 million of this increase relates to early payment penalties incurred during the three months ended September 30, 2003, related to first mortgage debt. The remainder of the increase was primarily attributable to higher average cost debt as a result of the refinancing completed in 2002 (including the deferred interest on the HCPI loan, not paid until maturity). Interest expense as a percentage of total revenues, increased to 15.5% for the three months ended September 30, 2003 from 13.5% in the three months ended September 30, 2002. Interest income decreased to $600,000 in the three months ended September 30, 2003 from $1.0 million in the three months ended September 30, 2002, representing a decrease of $449,000, or 42.8%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions. Gain of the sale of assets for the three months ended September 30, 2003 was $23.1 million. This gain resulted from the sale of a Retirement Center. As a result of the refinancing transactions completed during September 2003 and the resulting decrease in debt outstanding, interest expense is expected to be significantly reduced in future periods. Based on current estimates, quarterly interest expense is expected to be approximately $9 million.

Income Taxes. The provision for income taxes was an expense of $1.4 million and $100,000 for the three months ended September 30, 2003 and 2002, respectively, for taxes. The Company has recorded a valuation allowance related to the deferred tax asset resulting from its available net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $671,000 for the three months ended September 30, 2003. This amount was attributable to the HCPI Equity Investment made during September 2002.

Discontinued Operations. During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would be held-for-sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If consummated, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the three months ended September 30, 2003 and 2002, the Company recorded a loss from discontinued operations of $254,000 and $6.6 million, respectively, for these three Free-standing ALs. Based upon the subject purchase prices, the discontinued operations during the quarter ended September 30, 2002 included $5.9 million of impairment. The 2002 results of these communities were reclassified to discontinued operations.

Net Income (Loss). Based upon the factors noted above, the Company experienced net income of $9.9 million, or $.41 per diluted share, compared to a net loss of $22.6 million, or $1.30 loss per diluted share, for the three months ended September 30, 2003 and 2002, respectively. The $.41 income per diluted share for the three months ended September 30, 2003 was comprised of a $.42 income from continuing operations and $.01 loss from discontinued operations related to the three communities held-for-sale. The loss of $1.30 per diluted share for the three months ended September 30, 2002 was comprised of a $.92 loss from continuing operations and $.38 loss from discontinued operations.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Revenues. Total revenues were $272.4 million for the nine months ended September 30, 2003, compared to $242.5 million for the nine months ended September 30, 2002, representing an increase of $29.9 million, or 12.3%. Resident and health care revenues increased by $27.2 million during the 2003 period. Approximately $9.6 million related to increases in average billable revenue per unit and $7.0 million is related to increased occupancy. Over $4.1 million of the increase attributable to the addition of Freedom Plaza Arizona as a consolidated Retirement Center effective April 2002 as a result of the conversion of the Company's prior management agreement into a lease, and $1.7 million related to the August 2003 leasehold acquisition of two Retirement Communities. In addition, $2.2 million is related to revenues from therapy services, as well as a $2.2 million increase in management services revenues. These increases are offset by reductions in home health revenues.

Management services revenue and reimbursed expenses increased to $3.3 million and $4.4 million respectively, and increased as a percentage of total revenue to 1.2% and 1.6%, respectively, in the nine months ended September 30, 2003, from 0.5% and 1.6%, respectively, in the nine months ended September 30, 2002. The net increase in management services revenue is primarily related to changes in operating results at the managed communities.

Retirement Center resident and health care revenues were $206.6 million in the nine months ended September 30, 2003, compared to $189.6 million in the nine months ended September 30, 2002, representing an increase of $17.0 million, or 9.0%. Approximately $8.2 million of the increase resulted from increases in average billable revenue per unit, $4.1 million of this increase is related to the April 1, 2002 long-term lease (and the resulting consolidation of revenues) of Freedom Plaza Arizona, $3.7 million related to increased revenues from therapy services, $1.0 million related to the new leases in August 2003 for two Retirement Centers previously managed by the Company and $767,000 related to increases in occupancy. These increases are offset by reduced home health revenues.

Free-standing AL resident and health care revenues were $58.1 million in the nine months ended September 30, 2003, compared to $47.9 million in the nine months ended September 30, 2002, representing an increase of $10.2 million, or 21.3%. These figures are net of the revenue for three communities held-for-sale which are included as a component of discontinued operations. Approximately $6.3 million of this increase is related to increased occupancy, $1.6 million related to increased revenues from therapy services, and $1.4 million related to increases in average billable revenue per unit. The remaining increase relates to increased revenues from other ancillary fees and services.

In addition, certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. Certain pending legislation may suspend the limits again effective at some future date. While the Company is currently unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will reduce therapy revenues, and negatively impact the Company's operating results. The Company expects that growth in its therapy business, as a result of additional clinics and expansion of existing programs, will at least partially offset the impact of these new limits.

Entrance Fee Sales. The entrance fee paid by residents who enter EF Communities represents a significant financial investment for residents. During the end of 2003 and in early 2003, economic conditions and the declining stock market had a negative effect on the marketing of the Company's EF Communities. These negative market conditions were mitigated by the relatively strong resale housing market in many areas, since many people utilize the equity in their homes to fund retirement housing. In the prior period, the Company's significant debt obligations maturing in 2002 had a negative impact on the marketing of the EF Communities. With the completion of the 2002 Refinancing Plan and increased sales and marketing efforts at these EF Communities, the Company has recently experienced stronger sales and anticipates continued progress during 2003 in the marketing of its entrance fee units, which should result in higher cash flows from entrance fee sales. During the nine months ended September 30, 2003, the Company's five owned and leased EF Communities recorded $25.4 million of proceeds from entrance fee sales, including $22.7 million from new sales and $2.7 million from payments received on deferred entrance fee receivables, and paid refunds as a result of contract terminations of $10.5 million, resulting in $14.9 million net proceeds from entrance fee sales. During the nine months ended September 30, 2002, the Company's five owned and leased EF Communities recorded $18.4 million of proceeds from entrance fee sales, including $16.6 million from new sales and $1.8 million from payments received on deferred entrance fee receivables, and paid refunds as a result of contract terminations of $6.6 million, resulting in $11.8 million net proceeds from entrance fee sales. Therefore, the Company experienced $7.0 million of increased proceeds from entrance fee sales, including $6.1 million from new sales and $900,000 from payments received on deferred entrance fees receivable, and paid additional refunds as a result of contract terminations of $3.9 million, resulting in $3.1 million of additional net proceeds from entrance fee sales, when comparing the nine month period ended September 30, 2003 and 2002. Approximately $423,000 of the $3.1 million increase results from the April 1, 2002 long-term lease (and the resulting consolidation) of Freedom Plaza Arizona. The remaining increase relates to increased sales at the EF Communities. Additionally, the Company receives, through its formula based management fee, the benefit of entrance fee sales at Freedom Square. During the nine months ended September 30, 2003, Freedom Square had proceeds from entrance fee sales, net of refunds paid, of approximately $3.8 million.

Community Operating Expense. Community operating expense increased to $185.8 million in the nine months ended September 30, 2003, as compared to $171.7 million in the nine months ended September 30, 2002, representing an increase of $14.1 million, or 8.2%. Approximately $3.3 million of the increase resulted primarily from additional community expenses as a result of the April 2002 long-term lease (and the resulting consolidation of expenses) of Freedom Plaza Arizona, as well as the new leases entered into in August 2003 for two Retirement Centers which the Company previously managed, resulting in $1.0 million of additional expense. In addition, increased labor costs amounted to $2.8 million related to occupancy increases, and increased costs of nursing staff. Approximately $1.0 million of this increase is related to costs associated with the expansion of therapy services to additional communities during 2002 and 2003, additional marketing expense of $1.5 million and food cost increases amounted to $570,000. The remaining increase results from additional expenses such as insurance, utility, and property costs at various communities. Community operating expense as a percentage of resident and health care revenues decreased to 70.2% from 72.3% for the nine months ended September 30, 2003 and 2002, respectively.

Retirement Center community operating expenses were $139.0 million in the nine months ended September 30, 2003, compared to $127.6 million in the nine months ended September 30, 2002, representing an increase of $11.4 million, or 8.9%. Approximately $3.3 million of this increase was attributable to the April 1, 2002 long-term lease of Freedom Plaza Arizona, as well as the new leases entered into in August 2003 for two Retirement Centers which the Company previously managed, resulting in $1.0 million of additional expense. In addition, increased labor costs amounted to $1.1 million from increased rates and nursing costs of qualified personnel. Approximately $991,000 relates to additional marketing expense and the remaining increase results from additional expenses such as insurance, utility, and property costs at various communities.

Free-standing AL community operating expenses increased to $46.8 million in the nine months ended September 30, 2003 from $44.1 million in the nine months ended September 30, 2002, representing an increase of $2.7 million or 6.1% Approximately $1.8 million of this increase is related to increased labor costs and $570,000 of increased food costs related primarily to increased occupancy. In addition, costs associated with the growth of the therapy services program amounted to $875,000. The remaining variance results from additional expenses such as insurance, offset by reductions in other expenses. Offsetting these increases is a reduction in marketing expenses, which were concentrated in the prior period due to focused fill-up of these communities, of $539,000, as well as various improvements in other operating expenses.

Segment Operating Contribution. The Company measures the performance of its three business segments, in part, based upon the operating contribution produced by these business segments. The Company computes operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment.

Retirement Center operating contribution increased $5.6 million, or 9.0%, to $67.6 million for the nine months ended September 30, 2003 from $62.0 million for the nine months ended September 30, 2002. This increase primarily relates to continued operational improvement throughout the Retirement Centers resulting from increased average billable revenue per unit, continued growth of the therapy services program, stabilized occupancy and improved control of community-level overhead expense, as well as the April 2002 addition of the long-term lease of Freedom Plaza Arizona.

Free-standing AL operating contribution improved by $7.5 million to $11.3 million for the nine months ended September 30, 2003, from $3.8 million for the nine months ended September 30, 2002, primarily as a result of increased occupancy at these communities. In addition, the continued growth of the therapy services program and increased average billable revenue per unit have increased the Free-standing AL operating contribution.

Management Services operating contribution increased by $2.2 million to $3.3 million in the nine months ended September 30, 2003, attributable to increased management fees resulting from improved operating results at managed communities.

General and Administrative. General and administrative expense decreased to $19.2 million for the nine months ended September 30, 2003, as compared to $21.1 million for the nine months ended September 30, 2002, representing a decrease of $1.9 million, or 9.0%. This decrease is related to lower consulting and legal costs versus costs incurred as part of the 2002 Refinancing, offset by higher administrative costs resulting from expanded compliance and regulatory requirements. General and administrative expense as a percentage of total consolidated revenues decreased to 7.0% as compared to 8.7% for the nine months ended September 30, 2003 and 2002, respectively. The Company believes that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the nature of the Company's overhead in relation to its total operating activities (including those that are managed). General and administrative expense as a percentage of total combined revenues decreased to 5.8% from 6.9% for the nine months ended September 30, 2003 and 2002, respectively, computed as follows:

                                               Nine Months ended September 30,
                                               -------------------------------
                                                   2003          2002
                                                   ----          ----
    Total consolidated revenues                   $  272,360     $  242,470
    Revenues of unconsolidated managed
       communities                                    61,265         64,636

    Less management fees                              (3,278)        (1,117)
                                              ------------------------------
        Total combined revenue                    $  330,347     $  305,989
                                              ==============================

   Total general and administrative expense       $   19,169      $  21,061
                                              ==============================

   General and administrative expense as a %
       of total consolidated revenues                    7.0%           8.7%
                                              ==============================
   General and administrative expense as a %
       of total combined revenue                         5.8%           6.9%
                                              ==============================

Lease Expense. As of September 30, 2003, the Company had operating leases for 32 of its communities, including 16 Retirement Centers and 16 Free-standing ALs. Lease expense decreased $29.4 million to $32.2 million for the nine months ended September 30, 2003 from $61.5 million for the nine months ended September 30, 2002. This decrease was attributable to the additional lease expense of $30.8 million recorded during the nine months ended September 30, 2002, related to residual value guarantees for the termination of certain synthetic leases on Free-standing ALs. As of September 30, 2002, the Company no longer operated any of its Free-standing ALs under synthetic lease structures. Excluding the synthetic lease expense, lease expense increased $7.0 million as a result of certain sale-leaseback transactions completed in 2003 and 2002.

Depreciation and Amortization. Depreciation and amortization expense increased to $18.8 million in the nine months ended September 30, 2003 from $15.1 million in the nine months ended September 30, 2002, representing an increase of $3.7 million, or 24.4%. The increase was primarily related to increased depreciable assets during the nine months ended September 30, 2003 mainly due to the addition of assets from the termination of synthetic leases. Note that the $92.0 million reduction in depreciable assets occurred on September 23, 2003. See Note 7.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs decreased $9.0 million to $1.6 million in the nine months ended September 30, 2003 from $10.6 million in the nine months ended September 30, 2002. The 2002 period included $8.8 million of accelerated amortization of leasehold acquisition costs related to the termination of synthetic leases.

Other Income (Expense). Interest expense increased to $41.2 million for the nine months ended September 30, 2003 from $31.6 million for the nine months ended September 30, 2002, representing an increase of $9.7 million, or 30.6%. This increase was primarily attributable to higher average cost debt as a result of refinancing completed in 2002 (including the deferred interest on the HCPI loan, not paid until maturity). Interest expense as a percentage of total revenues increased to 15.0% for the nine months ended September 30, 2003 from 13.0% in the nine months ended September 30, 2002. Interest income decreased to $2.2 million in the nine months ended September 30, 2003 from $4.0 million in the nine months ended September 30, 2002, representing a decrease of $1.8 million or 45.6%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions and the Freedom Plaza Arizona management agreement. Gain of the sale of assets for the nine months ended September 30, 2003 was $23.2 million. This gain resulted from the sale of a Retirement Center.

Income Taxes. The provision for income taxes was an expense of $1.6 million and $319,000 for the nine months ended September 30, 2003 and 2002, respectively, for taxes. The Company has recorded a valuation allowance related to the deferred tax assets resulting from its available net operating carryforwards.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.9 million or the nine months ended September 30, 2003. This amount was attributable to the HCPI Equity Investment made during September 2002.

Discontinued Operations. During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would be held-for-sale. The Company has executed sale agreements relating to these three communities, which are subject to various contingencies. If consummated, the Company will use most of the proceeds to repay mortgage debt and other related payments. For the nine months ended September 30, 2003 and 2002, the Company recorded a loss from discontinued operations of $1.9 million and $8.0 million, respectively, for these three Free-standing ALs. The loss recorded for the nine months ended September 30, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a 2002 sale-leaseback transaction related to one of the Free-standing ALs. Based upon the subject purchase prices, the discontinued operations during the nine months ended September 30, 2002 included $5.9 million of impairment. The 2002 results of these communities were reclassified to discontinued operations.

Net Loss. Based upon the factors noted above, the Company experienced a net loss of $10.6 million, or $.59 loss per diluted share, compared to a net loss of $80.1 million, or $4.63 loss per diluted share, for the nine months ended September 30, 2003 and 2002, respectively. The $.59 loss per diluted share for the nine months ended September 30, 2003 was comprised of a $.49 loss from continuing operations and $.10 loss from discontinued operations related to the three communities held-for-sale. The loss of $4.63 per diluted share for the nine months ended September 30, 2002 was comprised of a $4.17 loss from continuing operations and $.46 loss from discontinued operations.

Liquidity and Capital Resources

As a result of the completion of the Company's 2002 Refinancing Plan, the Company is now focused on increasing the operating cash flow of its three business segments. During the three and nine months ended September 30, 2003, the Company reduced its net loss and improved operating results from its Retirement Center and Free-standing AL business segments. The Company is focused on generating positive cash from operating activities, primarily through improvements in its operating results. For the nine months ended September 30, 2003, net cash used by continuing operations activities was $978,000.

As of September 30, 2003, the Company had approximately $17.4 million in unrestricted cash and cash equivalents and $5.0 million of working capital. The Company has scheduled current debt principal payments of $13.4 million and minimum rental obligations of $64.2 million under long-term operating leases due during the twelve months ended September 30, 2004. The Company also has $17.1 million of debt associated with assets held-for-sale, which are classified as current liabilities (of which only $1.7 million would be due within the next twelve months by its terms). When assets held-for-sale are sold, the Company will use most of the proceeds to repay mortgage debt and other related payments.

The Company believes that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions and the proceeds of certain assets currently held-for-sale will be sufficient to fund its operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

In order to meet its future payment obligations, the Company must continue to improve its cash flow from operations, complete the disposition of certain of the assets currently held-for-sale, and consummate various financing transactions. There can be no assurance that the Company's operations will improve as rapidly as anticipated or that the contemplated asset disposition and refinancing transactions can be consummated during the anticipated timeframes. The failure to make its periodic debt and lease payment obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

Cash Flow

Net cash used by continuing operations was $978,000 for the nine months ended September 30, 2003, as compared with net cash used of $3.4 million for the nine months ended September 30, 2002. The Company's cash and cash equivalents totaled $17.4 million as of September 30, 2003, as compared to $25.0 million as of September 30, 2002.

Net cash used by investing activities was $1.2 million for the nine months ended September 30, 2003, as compared with $33.7 million provided for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company added $7.4 million to land, buildings and equipment, issued $2.3 million of notes receivable, and received $8.4 million from the sale of assets and $1.3 million of distributions from joint ventures.

Net cash provided by financing activities was $1.3 million compared with $24.6 million used by financing activities during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003 the Company received proceeds of $16.6 million from the issuance of long-term debt, including the accrual of deferred interest of $8.9 million, made principal payments on its indebtedness of $12.1 million, paid $769,000 of financing costs and made distributions to the minority interest holder of $913,000. In connection with certain entrance fee communities, the Company made principal payments under master trust agreements of $1.0 million.

Net cash used by discontinued operations was $27,000 for the nine months ended September 30, 2003 and $16,000 was provided by discontinued operations for the nine months ended September 30 2002. Loss from discontinued operations was $1.9 million and $8.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Financing Activity

On September 23, 2003, the Company completed a multi-property transaction with HCPI that involved the sale lease-back of three Retirement Centers and the sale of a fourth Retirement Center. The Company also entered into a long-term agreement to manage the fourth community for an unaffiliated third party. In addition, the Company obtained $7.0 million of mortgage financings from HCPI that are secured by certain land parcels adjoining two of the communities.

The proceeds of the transaction were used to repay $112.8 million of first mortgage debt on the four Retirement Centers. In addition, after first mortgage prepayment costs of $1.0 million, a $3.0 million credit for HCPI's existing minority interest in the properties, and transaction costs, the remaining proceeds of $51.8 million were used to repay a portion of the HCPI Loan plus accrued interest. The terms of the HCPI Loan originally did not permit prepayment until after October 2005, however, the parties amended the agreement to allow for this transaction and the resulting prepayment.

The four Retirement Centers were valued in the transaction at $163.5 million, versus their net book value of $72.3 million. As a result of the transaction, the Company realized gains of $93.1 million. During the third quarter of 2003, $23.2 million of these gains were recognized related to the sale of the fourth Retirement Center. The remaining $69.9 million of gains were deferred and will be recognized over the lease terms. Approximately $66.2 million of the deferred gains will be recognized over the initial ten year lease terms for the three Retirement Centers included in the September 2003 HCPI sale lease-back. An additional $3.7 million of deferred gains will be recognized over the remaining thirteen years of a Retirement Center lease previously entered into with HCPI during the first quarter of 2002. As part of the September 2003 transaction, this prior lease was amended to remove a purchase option related to the land, building and equipment of this community. The lease was previously accounted for as a financing, but as a result of the amendment, will now be accounted for as an operating lease. This lease amendment resulted in a $19.7 million reduction of land, buildings and equipment and a $24.1 million reduction in debt.

The Company will continue to operate all four Retirement Centers involved in the September 2003 transaction, two of which are located in Texas, one in Arizona, and one in Colorado (which will be operated under a management agreement). The communities have a combined capacity of 1,170 units, including independent living, assisted living, memory enhancement and skilled nursing units. Three of the Retirement Centers were leased-back from HCPI under a master lease agreement with an initial term of ten years, plus two ten year renewal options. The lease for these three Retirement Centers will be accounted for as an operating lease. The initial lease rate for these three communities will be 9.5%, with annual rent increases of 2.75%.

The Company additionally agreed to manage the fourth Retirement Center located in Colorado for an unaffiliated third party under a long term management agreement. The initial term of the management agreement is ten years, plus two ten year renewal terms. Under the terms of the management agreement, the Company will operate the Retirement Center under its existing tradename, and does not anticipate any change in operations, employees or services. As a result of this transaction, the Company will report management fee revenue earned under the management agreement for the Colorado Retirement Center, instead of including the revenues and expenses of this community as part of its consolidated results.

The Company also entered into a mortgage loan with HCPI in the amount of $7.0 million. Interest is payable monthly at LIBOR plus 3%, with the principal balance due in September 2005. The Company used the proceeds from this loan in conjunction with the repayment of the HCPI Loan as described above. The note is secured by vacant land parcels adjacent to two of the Retirement Centers included in the sale/lease-back transaction. Since these land parcels are currently in the process of being sold, the $7.0 million loan is shown as a current liability, as debt associated with assets held-for-sale (of which $0 would be due within the next twelve months by its terms).

The HCPI Loan balance at September 30, 2003 was $75.9 million, as compared with $122.1 million at June 30, 2003. The $75.9 million HCPI Loan, and related interest, if not paid until its September 2007 maturity, will compound to be approximately $117.7 million, or an additional $41.8 million. The Company is permitted to repay the HCPI Loan in whole or in part beginning October 2005 and may redeem the HCPI Equity Investment beginning October 2006. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company's ownership interests in the Real Estate Companies that own five of the Company's Retirement Centers, and the Company will continue to operate the five Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment on or before the 2007 maturity, and HCPI forecloses upon its collateral, the Company would realize significant taxable income, which may result in a substantial tax liability to the Company.

In August 2003, the Company and one of its lenders signed an agreement to refinance $40.4 million of mortgage debt previously due April 1, 2004. The refinanced debt is due April 1, 2005. As a result, the Company has presented $33.0 million of this debt as long-term and $6.6 million as debt related to assets held-for-sale on the condensed consolidated financial statements herein, net of payments made during the three months ended September 30, 2003.

The Company previously had managed two Retirement Centers. The Company had invested $6.0 million for options to purchase these communities. On August 25, 2003, the options were sold to a third party buyer for $3.0 million and the third party buyer acquired each of the communities from the original developer. The buyer simultaneously entered into a long-term lease with a newly formed entity, owned by the Company and the original developer of the communities. In order to complete the purchase transaction, the Company agreed on a non-recourse basis to pay the original developer $11.3 million. The entity, which the Company consolidates, recorded $10.0 million as debt and will impute interest at prime, with all amounts due on the $11.3 million note on August 25, 2008. The lease provides an initial 15 year term, with two 10 year extension options. Proceeds from the additional funding, if any, will be used first to satisfy the Company's $11.3 million obligation to the original developer. The Company recorded leasehold acquisition costs of $13.0 million which consists of the $10.0 million obligation to the original developer and the balance of the purchase option sold to the third party buyer. The leasehold acquisition costs are being amortized over the base term of the leases. The buyer has committed to provide additional funding to the lessees depending upon the financial performance of the communities. The Company also acquired an option from the buyer to purchase the communities in nine years.

During the nine months ended September 30, 2003, holders of Series B Notes elected to convert $3.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. The Company issued 1,386,024 common shares, par value $0.01 per share. The average market price of the Company's common stock outstanding during the three months ended September 30, 2003 was greater than the $2.25 per share conversion price. At September 30, 2003, the Series B Notes were convertible into 5,698,204 shares of common stock.

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

Although the Company successfully completed its Refinancing Plan during 2002, it remains highly leveraged with a substantial amount of debt and lease obligations. The 2002 Refinancing Plan replaced a significant amount of mortgage debt and lower rate convertible debentures with debt and leases at higher rates, significantly increasing the Company's annual debt and lease payments. In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the HCPI Loan at its maturity or earlier repayment. Unless paid earlier, the accrued interest on the HCPI Loan at its September 2007 maturity will be approximately $41.8 million.

The Company is permitted to repay the HCPI Loan in whole or in part beginning October 2005 and redeem the HCPI Equity Investment beginning October 2006. In the event that the Company does not repay the HCPI Loan at maturity in 2007, HCPI may foreclose upon the Company's ownership interests in the Real Estate Companies that currently own five of the Company's Retirement Centers, and the Company will continue to operate the five Retirement Centers pursuant to a long-term lease with an initial term of 15 years, and two ten year renewal options. The Company intends to repay, subject to available funds, the HCPI Loan on or before its maturity in 2007 and repurchase the HCPI Equity Investment. However, if the Company does not repay the HCPI Loan and repurchase the HCPI Equity Investment at the end of five years, and HCPI forecloses upon its collateral, the Company would realize significant taxable income, which may result in a significant tax liability to the Company.

Certain of the Company's debt agreements and leases contain various financial and other restrictive covenants. During the three and nine months ended September 30, 2003, the Company obtained a financial covenant waiver on a lease related to a single community. At September 30, 2003, the Company was in compliance with all other debt and lease covenants. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company's creditors will grant amendments or waivers in the event of future non-compliance. Any non-payment or other default under the Company's debt instruments, leases or mortgages (including non-compliance with financial or restrictive covenants) could cause the Company's lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default provisions in most of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements could result in a default or acceleration of certain of the Company's other obligations, which would have a material adverse effect on the Company.

Future Cash Commitments

The following tables summarize the Company's total contractual obligations and commercial commitments as of September 30, 2003 (amounts in thousands):

                                                                 Payments Due by Period
                                  --------------------------------------------------------------------------------------
                                     Total      Year 1      Year 2        Year 3      Year 4      Year 5    Thereafter
                                     -----      ------      ------        ------      ------      ------    ----------

Long-term debt(1)                  $ 236,404    $ 8,286      $39,020     $ 1,370     $77,371     $ 33,389     $76,968
Debt associated with assets
     held-for-sale(1)                 17,057     17,057            -           -           -            -           -
Lease financing obligations          101,509      5,071        5,578       6,113       6,688        7,287      70,772
Operating leases                     884,792     64,210       65,421      66,646      67,902       67,567     553,046
Accrued interest on HCPI Loan(2)      41,836          -            -           -      41,836            -           -
                                  --------------------------------------------------------------------------------------
Total contractual cash
obligations                       $1,281,598   $ 94,624   $  110,019    $ 74,129    $193,797     $108,243   $ 700,786
                                  --------------------------------------------------------------------------------------
Interest income on notes
     receivable(3)                   (25,255)    (1,094)      (1,081)     (1,071)     (1,060)      (1,051)    (19,898)
                                  --------------------------------------------------------------------------------------
Contractual obligations, net      $1,256,343   $ 93,530   $  108,938     $73,058    $192,737    $ 107,192   $ 680,888
                                  ======================================================================================

                                                      Amount of Commitment Expiration Per Period
                                  --------------------------------------------------------------------------------------
                                    Total
                                  Committed    Year 1      Year 2       Year 3      Year 4      Year 5      Thereafter
                                  ---------    ------      ------       ------      ------      ------      ----------
Guaranties(4)                       $ 35,965     $1,153       $1,257      $1,369      $9,496       $1,409    $ 21,281
Letter of Credit                       7,000      7,000            -           -           -            -           -
                                  --------------------------------------------------------------------------------------
Total commercial commitments        $ 42,965     $8,153       $1,257     $ 1,369      $9,496      $ 1,409    $ 21,281
                                  ======================================================================================

(1) When assets held-for-sale are sold, the Company will use most of the proceeds to repay mortgage debt and other related payments. Only $1.7 million of the $17.1 million debt associated with the assets held-for-sale would be due within the next twelve months by its terms (or classified as current debt).
(2) The HCPI Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly. The Year 4 long-term debt amount includes $41.8 million of the accrued interest which has converted to principal. The amount of interest reflected above represents the unpaid interest which the Company will be accruing and compounding quarterly until its September 30, 2007 maturity, unless paid-off earlier.
(3) A portion of the lease payments noted in the above table is repaid to the Company as interest income on notes receivable from the lessors.
(4) Guarantees include mortgage debt related to four communities. The mortgage debt guaranteed by the Company relates to two Retirement Centers under a long-term management agreement and a long-term operating lease agreement and one of the Company's two joint ventures.

The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company's capital expenditure budget for fiscal 2004 is approximately $14.5 million.

Risks Associated with Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company's anticipated improvement in operations and anticipated or expected cashflow; the discussions of the Company's operating and growth strategy; the Company's liquidity and financing needs; the Company's expectations regarding future entry fee sales or increasing occupancy at its Retirement Centers or Free-standing ALs; the Company's alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that the Company's cashflow does not currently cover its obligations, (ii) the possibility of future defaults under the Company's debt and lease agreements, (iii) the risks associated with the Company's financial condition and the fact that the Company is highly leveraged,
(iv) the risk that the Company will be unable to reduce the operating losses at its Free-standing ALs, sell its entry fee units or increase its cash flow or generate expected levels of cash, (v) the risk that alternative financing sources will not be available to the Company, (vi) the risks associated with the adverse market conditions for the senior living industry, (vii) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (viii) the likelihood of further and tighter governmental regulation, (ix) the risk of adverse changes in governmental reimbursement programs (including annual caps on therapy reimbursements), (x) the risk that the Company will be unable to sell certain assets which are currently held-for-sale, and (xi) the risks and uncertainties set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the Company's other filings with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. The Company generally does not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company is required to refinance such debt. The Company has $86.0 million of variable rate debt at September 30, 2003. However, $60.7 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing the Company's interest rate. Therefore, considering the $25.3 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $253,000.

The Company has previously entered into an interest rate swap agreement with a major financial institution. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement the Company receives a fixed rate of 6.87% on the $34.0 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%. The Company has also entered into two interest rate cap agreements on $32.8 million and $18.3 million of mortgage notes to limit the Company's interest rate exposure, which expire on May 1, 2005 and July 1, 2005, respectively. Under the terms of the interest rate cap agreements, the Company receives payments from the counterparty if 30-day LIBOR exceeds 5.8% over the term of each mortgage.

The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2003, since $268.8 million, or 75.7% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.

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

Item 4.    Controls and Procedures

American Retirement Corporation's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)             Exhibits

    10.1          Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP.
    10.2          Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP.
    10.3          Promissory Note, dated as of August 25, 2003, between Alabama Somerby, LLC and Daniel Senior Living, L.L.C.
    10.4          Contract of Acquisition and Agreement to Make Loan, dated as of September 23, 2003, between Health Care Property
                  Investors, Inc. and ARCPI Holdings, Inc.
    10.5          Second Amendment to Loan Agreement, dated as of September 23, 2003, between ARCPI Holdings, Inc. and Health Care
                  Property Investors, Inc.
    10.6          First Amendment to Master Lease Agreement, dated as of September 23, 2003, between Fort Austin Real Estate
                  Holdings, LLC, ARC Santa
                  Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate
                  Holdings, LLC, ARC Sun City
                  Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate
                  Holdings, LLC, Fort Austin
                  Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan,
                  Freedom Village of Sun City
                  Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC
                  Brandywine, LLC.
    31.1          Certification of W.E. Sheriff Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2          Certification of Bryan D. Richardson Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1          Certification of W. E. Sheriff, Chief Executive Officer of American Retirement Corporation, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2          Certification of Bryan D. Richardson Chief Financial Officer of American Retirement Corporation, pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Section 1350 Certification of Bryan D. Richardson.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2003:

     On August 7, 2003, the Company furnished to the SEC a Form 8-K (Items 7 and
     12) containing a press release issued by the Company announcing its second quarter 2003 earnings results.

     On August 7, 2003, the Company furnishsed to the SEC a Form 8-K (Items 7, 9 and 12) containing supplemental financial information relating to the Company's second quarter 2003 results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN RETIREMENT CORPORATION

Date:  November 7, 2003               By:  /s/ Bryan D. Richardson
                                           -----------------------
                                           Bryan D. Richardson
                                           Executive Vice President-Finance and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)