Form 10-K
period 2003-12-31
AMERICAN RETIREMENT CORP
filed 2004-03-09
CIK 787784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

___X___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2003
         Commission file number   01-13031

                         American Retirement Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Tennessee                                                   62-1674303
---------                                                   ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

111 Westwood Place, Suite 200, Brentwood, TN                  37027
--------------------------------------------                  -----
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code:  (615) 221-2250

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $39.3 million. The market value calculation was determined using a per share price of $2.10, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 5, 2004, 21,827,264 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 19, 2004 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.




                                    CONTENTS:
                                                                                                        Page
PART I
Item 1.    Business                                                                                       3
Item 2.    Properties                                                                                    15
Item 3.    Legal Proceedings                                                                             18
Item 4.    Submission of Matters to a Vote of Security Holders                                           18

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                         18
Item 6.    Selected Financial Data                                                                       18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations         20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                    45
Item 8.    Financial Statements and Supplementary Data                                                   46
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          75
Item 9A.   Controls and Procedures                                                                       75

PART III

Item 10.   Directors and Executive Officers of the Registrant                                            76
Item 11.   Executive Compensation                                                                        76
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters                                                                                       76
Item 13.   Certain Relationships and Related Transactions                                                76
Item 14.   Principal Accountant Fees and Services                                                        76

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              77


                                     PART I

Item 1.  Business

The Company

American Retirement Corporation (collectively with its wholly-owned and majority owned subsidiaries, the "Company"), established in 1978, is one of the ten largest operators of senior living communities in the United States. The Company is a senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, skilled nursing and therapy services. The senior living industry is a growing and highly fragmented industry. The Company believes it is one of the few national operators providing a range of service offerings and price levels across multiple communities. The Company currently operates 65 senior living communities in 14 states, with an aggregate unit capacity of approximately 12,900 units and resident capacity of approximately 14,500. The Company owns 19 communities, leases 41 communities, and manages five communities pursuant to management agreements.

The Company believes it is a leading operator of independent living communities, continuing care retirement communities ("CCRCs"), and free-standing assisted living communities ("Free-standing ALs"). The Company has also developed specialized care programs for residents with Alzheimer's and other forms of dementia and provides therapy services to many of its residents. The Company's operating philosophy was inspired by the vision of its founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by striving to provide the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of its residents.

Operating Segments

The Company operates in three distinct business segments: Retirement Centers, Free-standing ALs, and Management Services.

Retirement Centers - The Company operates large CCRCs and independent living communities ("Retirement Centers") that provide an array of services, including independent living, assisted living, Alzheimer's and skilled nursing care. Retirement Centers are large, often campus style or high-rise settings with an average unit capacity of approximately 300 units. These communities generally maintain high and consistent occupancy levels, many with waiting lists of prospective residents. The Company's Retirement Centers are the largest segment of the Company's business and comprise 27 of the 65 communities that the Company operates, with unit capacity of approximately 8,100, representing approximately 63% of the total unit capacity of the Company's communities. At both December 31, 2003 and 2002, the Company's Retirement Centers had an occupancy rate of 94%.

Free-standing ALs - The Company's Free-standing ALs provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of the Free-standing ALs provide specialized care such as Alzheimer's, memory enhancement and other dementia programs. These communities are designed to provide care in a home-like setting, which the Company believes residents prefer as opposed to the more clinical or institutional settings offered by some other providers. Free-standing ALs are much smaller than Retirement Centers and have an average unit capacity of 91 units. At each of its Free-standing ALs, the Company provides personalized care plans for each resident, extensive activity programs, and access to therapy or other services as needed. Most of the Company's Free-standing ALs were developed and opened during 1999 and 2000, in response to the emergence of the assisted living segment of the senior living industry in the mid-1990s. While the assisted living segment of the industry has grown rapidly during the past decade, it has also suffered from adverse market conditions, including significant overdevelopment and overcapacity in most markets, resulting in longer than anticipated fill-up periods, price discounting and price pressures. The adverse overcapacity conditions and price pressures improved in many markets during 2003, and the Company expects these conditions to continue to improve in 2004 in many markets. The Company operates 33 Free-standing ALs, with unit capacity of approximately 3,000, representing approximately 23% of the total unit capacity of the Company's communities. Seventeen of these Free-standing ALs are still in the fill-up stage and have not yet reached stabilized occupancy levels (i.e., 90% or greater occupancy). Excluding two communities owned through non-consolidated joint ventures and three communities which are designated as held-for-sale, the 28 Free-standing ALs included in this segment had occupancy rates of 84% and 81% at December 31, 2003 and 2002, respectively.

Management Services - The Company also operates five large Retirement Centers owned by others under multi-year management agreements ("Management Services"). Under its management agreements, the Company receives management fees as well as reimbursed expense revenues which reimburse associated expenses the Company incurs on behalf of the owners. Two of these communities are Retirement Center cooperatives that are owned by their residents, and one of these is a Retirement Center owned by a not-for-profit sponsor. A fourth Retirement Center is owned by an unaffiliated third party. The Company's remaining management agreement relates to the Freedom Square Retirement Center ("Freedom Square"), a 735-unit entrance fee Community, which the Company manages pursuant to a long-term management contract. These five communities have approximately 1,800 units, representing approximately 14% of the total unit capacity of the Company's communities.


Operating results from these segments are discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 19 to the Company's consolidated financial statements.

Care and Services Programs

The Company provides a wide array of senior living and health care services at its communities, including independent living, assisted living and memory enhanced services (with special programs and living units for residents with Alzheimer's and other forms of dementia), skilled nursing services, and therapy services. By offering a variety of services and involving the active participation of the resident, resident's family and medical consultants, the Company is able to customize its service plans to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize resident satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

The Company provides independent living services to seniors who do not yet need assistance or support with the activities of daily life ("ADLs"), but who prefer the physical and psychological comfort of a residential community for seniors that offers health care and other services. Independent living services provided by the Company include daily meals and dining programs, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. The Company employs health care professionals to foster the wellness of its residents by offering health screenings, ongoing dietary, exercise and fitness classes, and chronic disease management (such as diabetes with blood glucose monitoring). Subject to applicable government regulation, personal care and medical services are available to independent living residents. The Company's residency agreements with its independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice), although most residents remain for many years. The agreements generally provide for increases in billing rates each year (subject to specified ceilings at certain communities). Residents are also billed monthly for ancillary services utilized over and above those included in their recurring monthly service fees. These revenues are generally paid from private pay sources and are recognized monthly when the services are provided.

Assisted Living and Memory Enhanced Services

Residents who receive the Company's assisted living services generally need assistance with some or all ADLs, but do not require the more acute medical care provided in a typical nursing home environment. Upon admission, each assisted living resident is assessed, in consultation with the resident, the resident's family and medical consultants, to determine his or her health status, including functional abilities and need for personal care services. Each resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed in an effort to ensure that the specific needs and preferences of each resident are satisfied to the extent possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

The Company has adopted a philosophy of assisted living care with the goal of allowing a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for the resident's well being as possible. The basic types of assisted living services offered by the Company include:

     -- Personal Care Services - which include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management;

     --   Support  Services  -  such  as  meals,   assistance  with  social  and
          recreational  activities,   laundry  services,  general  housekeeping,
          maintenance services and transportation services; and

     -- Special Care Services - such as the Company's "Arbors" memory enhancement programs and other specialized services to care for residents with Alzheimer's and other forms of dementia in a comfortable, homelike setting.

The Company maintains programs and special "Arbors" units at most of its assisted living communities for residents with Alzheimer's and other forms of dementia. These programs provide the attention, care, and services to help those residents maintain a higher quality of life. Specialized services include assistance with activities of daily living, behavior management, and a lifeskills-based activity program, the goal being to provide a normalized environment that supports residents' remaining functional abilities. These special units are located in a separate area of the communities and have their own dining and lounge facilities, and specially trained staff.

Agreements for the Company's assisted living services are month to month and provide for annual or other periodic increases to the monthly service fees. Monthly service fees are based on size of unit selected, additional services provided, and level of care required. Specialized units for those with Alzheimer's or other forms of dementia have higher billing rates to cover the increased staffing and program costs associated with these services. These revenues, generally from private pay sources, are recognized as revenue on a monthly basis when the services are provided.

Skilled Nursing

Within its Retirement Center campuses, the Company operates seventeen skilled nursing centers providing traditional skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. The Company also offers a range of therapy rehabilitation services in these communities. Therapy services are typically rendered immediately after, or in lieu of, acute hospitalization in order to treat specific medical conditions. The Company's skilled nursing services are primarily utilized by the Company's independent and assisted living residents who occupy the skilled nursing centers at the Company's Retirement Centers on a temporary or long-term basis. However, the Company also provides skilled nursing services to those admitted from outside the Retirement Center for temporary stays following hospitalization or other health issues, some of which also become long-term residents of the Retirement Center. These skilled nursing services are provided to the individuals on a daily fee basis, with additional charges for specialized equipment, therapy, medications or medical supplies in many cases. These services are paid for primarily by private pay sources, long-term care insurance, and under the Medicare, and in some cases Medicaid, programs. Daily rates are revised periodically in response to cost changes and market conditions. These daily revenues are recognized when the services are provided.

Therapy Services

The Company historically contracted with independent third parties to provide therapy services to its residents. Beginning in 2000, the Company began administering therapy services itself and greatly expanded its in-house therapy programs. The Company currently provides a range of therapy services to its independent living, assisted living, and skilled nursing residents. The therapy services provided by the Company include physical, occupational, and speech therapy services. The Company believes that by providing these in-house therapy services, it is able to maintain a consistent, high level of care to its residents, provide a closer relationship between the therapist and the resident, and provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. In addition, programs focused on wellness and physical fitness allow residents to maintain maximum independence. These services may be reimbursed under Medicare or paid directly by residents from private pay sources and revenues are recognized as services are provided.

Managed Communities

The Company's management agreements with third-parties have terms of three to twenty years and require the Company to provide a wide range of services. The Company may be responsible for providing all employees, and all marketing and operations services at the community. In other agreements, the Company may provide management personnel only, and more limited services including assistance with marketing, finance and other operations. In each case, the costs of owning and operating the community are the responsibility of the owner. In most cases, the Company receives a monthly fee for its services based either on a contractually fixed amount or a percentage of revenues or income. The Company's existing management agreements expire at various times through June 2018, but certain agreements may be canceled by the owner of the community, without cause, on three to six months' written notice.

Entrance Fee Agreements

Six of the Company's Retirement Centers (four owned, one leased and one managed) are CCRC's that provide housing and health care services through entrance fee agreements with residents (the "EF Communities"). In addition, the Company manages two other Retirement Centers utilizing entrance fees, but does not receive the economics of the entrance fee sales for these communities. Under these agreements, residents pay an entrance fee, typically $100,000 to $400,000 or more, upon initial occupancy of a unit. The amount of the entrance fee varies depending upon the type and size of the dwelling unit selected, the resident's lifecare benefit election and other variables.

Under the entrance fee agreements, generally a portion of the entrance fee is refundable to the resident or the resident's estate upon termination of the entrance fee contract. The entrance fee agreements typically contain contractual provisions reducing the percentage of the original entrance fee that is refundable to the resident over time. In a relatively short period of time (generally two to four years), the refundable portion of the entrance fee is reduced to a fixed minimum percentage. However, for accounting purposes, entrance fee revenues are recognized over a longer period based on actuarial projections. The non-refundable portion of the fee is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. The refundable amount of the entrance fee is a long-term liability and is recorded by the Company as refundable portion of entrance fees, until termination of the agreement.

These entrance fee agreements include limited lifecare benefits which are typically: (a) a certain number of free days in the community's skilled nursing center during the resident's lifetime; (b) a discounted rate for such services; or (c) a combination of the two. The limited lifecare benefit also varies based upon the extent to which the resident's entrance fee is refundable.

At certain of its EF Communities, the Company offers an entrance fee program that allows the resident to participate in the appreciation in the value of the resident's unit (the "Partner Plan"). Under the Partner Plan, the entrance fee is refundable to the resident or the resident's estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. Typically, Partner Plan residents receive priority access to assisted living and skilled nursing services, but no discounted or other lifecare benefits. The resident shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entrance fees payable under the Partner Plan are recorded by the Company as refundable entrance fees and are amortized into revenue using the straight-line method over the remaining life of the building.

The residents under all of the Company's entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and certain services. As a result of paying an entrance fee upfront, the monthly fee will be less than fees at a comparable rental community. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when these services are provided.

Business Operations

Management Structure

Each of the Retirement Centers is managed by an Executive Director, with various department heads responsible for functional areas such as assisted living, activities, dining services, maintenance, human resources and finance. Within the Retirement Centers, healthcare professionals manage the assisted living and memory enhanced programs, as well as wellness and other programs. For those communities with health centers providing skilled nursing services, licensed professionals also manage those services and direct the nursing staff.

Each of the Free-standing ALs is managed by a Residence Manager whose primary focus is resident care. These communities receive daily administrative central support for operations, care planning, clinical assessments, quality assurance, accounting and finance, human resources, dining and maintenance. By providing strong program management and administrative support from the home office and at the regional level, the staff at the Free-standing ALs can focus on the care of the residents and interaction with their families or other caregivers.

The Retirement Centers and Free-standing ALs report to regional operation vice presidents. These regional vice presidents and their staff regularly visit the communities, providing inspection of the communities, staff development and training, financial and program reviews, regulatory and compliance support, and quality assurance reviews.

The home office provides central support to the communities in various areas, including information technology, human resources, training, accounting, finance, internal audit, insurance and risk management, legal, development, sales and marketing, dining services, therapy services, operations and program support, and national purchasing programs. Home office staff also provide support for budgeting, financial analysis and strategic planning. In addition, quality assurance and risk management staff review and monitor key safety and quality measurements, train community staff, and visit communities regularly for regulatory and other compliance programs. Human resource programs are developed for staff training and retention in the communities, and are implemented by the home office and regional staff.

The Company believes that, through its regional and home office staff, it is able to provide strong support in each functional area on a cost effective basis, which provides an advantage over many other smaller or local competitors. In addition, by providing daily administrative support to its Free-standing ALs, the company believes that its community staff are able to stay focused on resident care and provide a higher level of service to the residents and their families.

Marketing

Each community has an on-site marketing director, and additional marketing staff based on its size. These community based marketing personnel are involved in daily activities with prospective residents and key referral sources including current residents and their families. Home office and regional marketing directors assist each community in developing, implementing and monitoring their detailed marketing plan. The marketing plans include goals for lead generation, wait lists, referrals, community outreach, awareness events, prospect follow-up, and monthly move-ins. Competitive analyses are also updated regularly. Home office marketing staff provide coordination and monitoring of these marketing plans, development of pricing strategies and overall marketing plans, assistance with creative media, collection and analysis of data measuring effectiveness of promotions, advertising, and lead sources, and selection and training of regional and community staff. The Company believes that this locally based marketing approach, coupled with strong regional and central monitoring and support, provides an advantage over many smaller or regional competitors.

Feedback and Quality Assurance

The Company solicits regular feedback from its residents, their families, and its employees through various satisfaction surveys. The Company also regularly performs quality assurance reviews by community, regional and home office staff, in addition to being subject to surveys and reviews by various local, state and federal regulatory agencies. The Company believes that each of these activities provides important feedback, which can be used by management to maintain high levels of safety and quality, and to continue to look for opportunities to improve its procedures and programs.

Senior Living Industry

The senior living industry is highly fragmented and characterized by numerous local and regional operators. The Company is one of a limited number of national competitors that provide a broad range of community locations and service level offerings at varying price levels. The industry has seen significant growth in recent years and has been marked by the emergence of the assisted living segment in the mid-1990s.

The Company believes that a number of trends will contribute to the growth in the senior living industry. The primary market for senior living services is individuals age 75 and older. According to U.S. Census data, this group is one of the fastest growing segments of the United States population and is expected to more that double between the years 2000 and 2030. The population of seniors age 85 and over has also increased in recent years, and is expected to continue to grow. As a result of these expected demographic trends, the Company expects an increase in the demand for senior living services in future years.

The Company believes the senior living industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services. In addition, as a result of increased mobility in society, reduction of average family size, and increased number of two-wage earner couples, more seniors are looking for alternatives outside the family for their care. Many seniors have shown an increasing preference for communities that allow them to "age in place" in a residential setting, which provides them maximum independence and quality of life in contrast to more institutional or clinical settings. The emergence of the assisted living segment of the industry in the mid-1990s is a prime example of this trend.

Competition

The senior living and health care services industry is highly competitive and the Company expects that providers within the industry will continue to be competitive in the future. During the second half of the 1990s, a large number of assisted living units were developed across the country, including in many of the Company's markets. This additional capacity increased the time required to fill assisted living units in most markets and resulted in significant pricing pressures in those markets. The Company believes that the primary competitive factors in the senior living and health care services industry are: (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered; (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives, many of whom may have greater financial resources than the Company.

The senior living industry is highly fragmented and characterized by many local or regional operators. The Company is one of a limited number of national competitors that operate a large number of communities in multiple locations, and that provide a broad range of senior living services at varying price levels. The Company's size allows it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. The Company believes it has a reputation as a leader in the industry and as a provider of high quality services.

The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers. The market for these professionals has become very competitive, with resulting pressure on salaries and compensation levels. However, the Company believes it is able to attract and retain quality managers through its reputation, culture, organizational stability, and competitive compensation.

Business Strategy

The Company's business strategy is to provide high-quality services to seniors at affordable prices, maintain strong competitive positions in each of its markets, and to enhance the value of its communities by expanding services and improving operating results. The Company is implementing this business strategy primarily through the following steps.

Improve Community Operating Results:

The primary areas on which the Company is focusing in order to improve its operating results are:

     --   Free-standing AL occupancy gains and increased  revenue per unit - The
          ----------------------------------------------------------------
          Free-standing AL segment occupancy was 84% at December 31, 2003. The Company is focusing on increasing the occupancy in these communities and completing the fill-up of several of these communities. Revenue per unit in this segment was $3,101 (per month) during the fourth quarter of 2003, an increase of 8.6% over the fourth quarter of the prior year. Subject to market and other conditions, the Company expects that revenue per unit will increase over the next year as a result of price increases, reduced price discounting, and the "mark-to-market" effect of resident turnover as residents with lower rates are replaced by those paying higher current market rates. The Company expects that further occupancy increases will not require significant incremental cost increases, and therefore will result in high incremental operating margins.

     --   Increase  Retirement  Center margins - The Company expects to continue
          ------------------------------------
          to improve operating results at its Retirement Centers through a combination of selling rate increases, increased revenues from ancillary services (such as therapy services), incremental occupancy increases and control of operating expenses. During 2003, the average monthly revenue per occupied unit for the Retirement Centers increased by 5.1%, driven by increased ancillary services revenue and increased revenue from new residents paying higher monthly fees. Although the Retirement Center segment had an overall occupancy rate of 94% at December 31, 2003, the Company is focusing on filling several recent expansions and increasing occupancy at selected communities (excluding the four communities with the lowest occupancy, the overall occupancy of the remaining communities is 96%). During 2003, the Retirement Centers increased revenue by 9%, expenses by 7% and operating margin by 13%.

     --   Maintain  strong  entrance  fee sales - The  Company  is  focusing  on
          -------------------------------------
          maintaining strong entrance fee sales activity. When a resident of an EF Community vacates his or her independent living unit, the community re-sells the unit to a new resident. When the former resident leaves the community, he or she (or their estate) receives a refund, which is typically a percentage of the initial entrance fee that he or she paid. Consequently, the turnover of residents results in new entrance fee sales (at higher current prices) and refunds to the former residents equal to a percentage (typically 50%) of the original entrance fee. As a result, the sale of entrance fee units at current sales prices provides significant cash flows to the Company. In addition, as new residents enter the EF Communities at current market selling rates for monthly fees, the Company generates additional revenues at the same level of occupancy. The Company's six EF Communities have 3,010 total units, of which 2,066 are independent living. The current aggregate occupancy of the independent living units within the EF Communities is 95%, and the 105 independent living units available for sale at December 31, 2003 represent approximately $16.7 million of potential sales, based upon current entrance fee prices.

     --   Control  operating  expenses  - The  Company  continues  to  focus  on
          ----------------------------
          managing its operating costs through active management and use of information systems. In addition, the Company will continue to focus on its overhead costs for savings opportunities in areas such as telecommunications, utilities and staffing.

     --   Excel at  marketing  and sales - The  Company  believes  that it has a
          ------------------------------
          strong sales and marketing effort in each of its operating segments. It will continue to focus on this area through careful recruitment, ongoing training, strong systems support, and innovative incentive rewards for its staff.

Improve Costs of Capital and Decrease Leverage:

As a result of financing obligations incurred for the Free-standing AL development program begun in the late 1990s, and the slower fill up of these new communities stemming from market overdevelopment and other adverse market conditions, the Company entered 2002 with over $370 million of current debt maturities. In order to refinance these maturities, the Company executed mortgage refinancings, a series of sale-leaseback transactions (many on assisted living properties still in fill up stage), an exchange offer for the Company's 2002 debentures, and a high interest rate mezzanine loan and related equity investment (the "2002 Refinancing Plan"). As a result of the 2002 Refinancing Plan, the Company satisfied its current debt obligations but also incurred a substantial diminution in its book equity and a significant increase in its fixed lease and debt payments as a result of its high leverage.

As a result of the 2002 Refinancing Plan, the Company incurred approximately $113 million of debt with a 19.5% interest rate (the "Mezzanine Loan") and received a related $12 million equity investment in certain of its subsidiaries. The Company completed a sale lease-back transaction in September 2003 which resulted in the repayment of approximately $52 million of the Mezzanine Loan, and also resulted in a $93 million gain on sale, $23 million of which was recognized immediately and the balance of which will be amortized into income over the ten year life of the lease. As of December 31, 2003, the outstanding balance of the Mezzanine Loan and accrued interest was approximately $78 million.

The Company will continue to explore opportunities to refinance the Mezzanine Loan (which matures September 2007) at the earliest opportunity, including any opportunity to prepay it beginning in September 2005, when full prepayment without penalty is permitted (or sooner if agreed to by the lender, which cannot be assured). The Company will also explore opportunities to reduce its overall cost of capital through refinancings of other higher interest rate debt and leases, including its 10% Series B Convertible Senior Subordinated Notes due April 1, 2008 ("the Series B Notes"). The Series B Notes are convertible into shares of the Company's common stock at a conversion price of $2.25 at the option of the holders. As of December 31, 2003, approximately $5.1 million of the Series B Notes had been converted into shares of the Company's stock. In February 2004, the Company issued a notice of partial redemption on an additional $4.5 million of the Series B Notes, and will look for opportunities to effect the conversion or redemption of additional Series B Notes as conditions permit. The Company is also continually exploring various ways to refinance its assets with lower cost mortgage capital, particularly where improving economics of selected communities would result in lower costs of capital.

Risk Management

The delivery of personal and health care services entails an inherent risk of liability, and in recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits, many of which involve significant defense costs and significant claims exposure. The Company recognizes this challenging environment, and has responded in recent years by allocating significant resources to quality assurance and risk management areas, including hiring and developing significant in-house expertise focusing on these areas. Since this challenging environment is expected to continue for the foreseeable future, management believes that the expertise the Company has developed may provide a competitive advantage over smaller competitors unable to devote similar efforts and resources in this area.

People

As a service oriented business with high labor requirements, the Company will continue to focus on attracting and retaining high quality personnel to ensure it is delivering high quality services in a cost effective manor. In order to be successful in its effort, the Company has dedicated in-house recruiters to find the right people, programs designed to improve retention of associates, and training programs to ensure its associates are trained to excel in their roles.

Systems

The Company has developed certain proprietary systems to provide its managers with timely access to the information necessary to manage and control pricing levels, unit inventory levels, and the turnover and retention of employees. In addition, these systems collect information regarding effectiveness of promotions, advertising and lead sources for analysis by management. The Company believes that these systems provide strategic value in managing its business.

Growth

The Company expects the results from its current portfolio will grow over the next several years through increased occupancy, rate increases and the growth of ancillary services. Additionally, the Company expects to produce growth through added capacity and additional services. Capacity additions would come through expansions at current communities (of which 11 have expansion possibilities), acquisitions of Retirement Centers or Free-standing AL's in selected markets, or development of new Retirement Centers. The Company will also continue to build ancillary services that it can offer its residents, such as therapy, medical supplies, hospice care, and telecom services.

Government Regulation

The Company is subject to various federal, state and local regulations, which are frequently revised. While such requirements vary by state, they typically regulate, among other matters, the number of licensed beds, provision of services, staffing levels, professional licensing, distribution of pharmaceuticals, billing practices, equipment, operating procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Certain states require a certificate of need review in order to provide certain services. Currently, the operation of independent living and assisted living residences are subject to limited federal and state laws. However, such regulation has increased in recent years. The Company believes that such regulation will continue to increase in the future, including the evolution of the regulation of the assisted living industry.

The Company's skilled nursing centers and home health agencies are subject to Federal certification requirements in order to participate in the Medicare and Medicaid programs. Approximately 11.8%, 10.5%, and 8.5% of the Company's total revenues for the years ended December 31, 2003, 2002, and 2001, respectively, were attributable to Medicare, including Medicare-related private co-insurance, and Medicaid. These reimbursement programs are subject to extensive regulation and frequent change, which may be beneficial or detrimental to the Company. Certain per person annual limits on therapy services, which were temporarily effective beginning in September 2003 and would have had an adverse effect in the Company's therapy services business, have recently been deferred until 2005. If re-initiated, those limits could negatively affect the Company's therapy services business.

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

The Company's EF Communities are subject to regulation by certain state departments of insurance and various state agencies, and must meet various guidelines and disclosure requirements.

Many of the Company's communities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, one or more of the Company's communities may be cited for operating or other deficiencies by regulatory authorities. Although most inspection deficiencies can be resolved through a plan of correction, the regulatory agency may have the right to levy fines, impose conditions on operating licenses, suspend licenses, or propose other sanctions for the facility.

There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns. In particular, final regulations regarding privacy and standards and code sets were issued for the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information. Final HIPAA security regulations become effective in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties. Management does not expect costs incurred, or costs to be incurred in order to comply with HIPAA to have a material impact on the Company's operating results.

Insurance

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. As a result, the Company has significantly increased the staff and resources involved in quality assurance, compliance and risk management. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general and professional liability insurance for the nursing and assisted living industry has declined dramatically in recent years and the premiums and deductibles associated with such insurance have risen substantially in recent years.

During 2003, the Company's general and professional liability policy premiums were lower than 2002, but deductibles were higher (retention levels range from $1,000,000 to $5,000,000). The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million. During the years ended December 31, 2003 and 2002, the Company expensed $5.5 million and $5.7 million, respectively, of general liability, and professional medical malpractice insurance premiums, claims, and costs related to multiple insurance years. Additionally, the Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2003.

The Company has operated under a large deductible workers' compensation program, with excess loss coverage provided by third party carriers, since July 1995. As of December 31, 2003, the Company's coverage for workers' compensation and related programs, excluding Texas, include excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of December 31, 2003, the Company provided cash collateralized letters of credit in the aggregate amount of $6.5 million related to this program, which is reflected as assets limited as to use on the Company's balance sheet. During the years ended December 31, 2003 and 2002, the Company expensed $4.8 million and $4.4 million, respectively, of workers' compensation premiums, claims and costs related to multiple insurance years. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2003. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

On January 1, 2002, the Company initiated a self-insurance program for employee medical coverage. The Company maintains stop-loss insurance coverage of approximately $150,000 per employee and approximately $18.9 million for aggregate calendar 2003 claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. During the year ended December 31, 2003, the Company expensed $10.1 million of employee medical insurance claims and costs. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2003.

There can be no assurance that a claim in excess of the Company's insurance coverage limits will not arise. A claim against the Company not covered by, or in excess of, the Company's coverage limits could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Employees

The Company employs approximately 8,700 persons. As of December 31, 2003, an aggregate of approximately 75 employees at one Free-standing AL were represented by a labor union. In addition, an aggregate of approximately 70 employees at another Free-standing AL voted for a union in 2002, but to date, no contract has been signed. The Company believes that its relationship with its employees is good.



Executive Officers

The following table sets forth certain information concerning the executive officers of the Company.

    Name                 Age                         Position
-----------------    ------------       -------------------------------------------------------------------------------
W. E. Sheriff             61            Chairman, Chief Executive Officer and President
Gregory B. Richard        50            Executive Vice President and Chief Operating Officer
Bryan D. Richardson       45            Executive Vice President - Finance and Chief Financial Officer
George T. Hicks           46            Executive Vice President - Finance and Internal Audit, Secretary and Treasurer
H. Todd Kaestner          48            Executive Vice President - Corporate Development
James T. Money            54            Executive Vice President - Sales and Marketing
Terry L. Frisby           53            Senior Vice President - Human Resources/Corporate Culture and Compliance
Ross C. Roadman           53            Senior Vice President - Strategic Planning and Investor Relations


W.E. Sheriff has served as Chairman and Chief Executive Officer of the Company and its predecessors since April 1984 and as President since 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.

Gregory B. Richard has served as Executive Vice President and Chief Operating Officer since January 2003 and previously served as Executive Vice President - Community Operations since January 2000. Mr. Richard was formerly with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

Bryan D. Richardson has served as Executive Vice President - Finance and Chief Financial Officer since April 2003 and previously served as Senior Vice President - Finance since April 2000. Mr. Richardson was formerly with a national graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994.

George T. Hicks has served as Executive Vice President - Finance and Internal Audit, Secretary and Treasurer since September 1993. Mr. Hicks has served in various capacities for the Company's predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President - Finance and Treasurer from November 1989 to September 1993.

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

Available Information

The Company's Internet web site is http://www.arclp.com. The Company makes available free of charge through its website the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. Information contained on the Company's website is not part of this report.

The Company has also adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of such code is available on the Company's website.

Item 2. Properties

The table below sets forth certain information with respect to the senior living communities currently operated by the Company.




Retirement Centers                                                        Unit Capacity(1)
                                                          -----------------------------------------
                                                                                                         Commencement
        Community                  Location                 IL       AL      ME       SN      Total     of Operations(2)
        ---------                  ---------              -----------------------------------------    ----------------
Owned(3):

Freedom Plaza Sun City Center  Sun City Center, FL          428       26        -      108      562          Jul-98
Freedom Village Brandywine         Glenmore, PA             292       15       18       47      372          Jun-00
Freedom Village Holland             Holland, MI             330       21       29       68      448          Jul-98
Homewood at Corpus Christi      Corpus Christi, TX           60       30        -        -       90          May-97
Lake Seminole Square               Seminole, FL             306       33        -        -      339          Jul-98
Richmond Place                     Lexington, KY            177       54       20        -      251          Apr-95
Wilora Lake Lodge                  Charlotte, NC            135       47        -        -      182          Dec-97
                                                          -----    -----    -----    -----    -----
  Subtotal                                                1,728      226       67      223    2,244

Leased:
Broadway Plaza(4)                  Ft. Worth, TX            214       40        -      122      376          Apr-92
Carriage Club of Charlotte(5)      Charlotte, NC            276       63       34       42      415          May-96
Carriage Club of Jacksonville(6)  Jacksonville, FL          238       60        -        -      298          May-96
Freedom Plaza Arizona(7)             Peoria, AZ             348        -       42      164      554          Jul-98
Freedom Plaza Care Center(8)         Peoria, AZ               -       44        -      128      172          Jul-01
The Hampton at Post Oak(6)          Houston, TX             149       39        -       56      244          Oct-94
Heritage Club(9)                     Denver, CO             200       35        -        -      235          Feb-95
Heritage Club at Greenwood
Village(10)                          Denver, CO               -       75       15       90      180          Nov-99
Holley Court Terrace(11)            Oak Park, IL            161       18                 -      179          Jul-93
Homewood at Victoria(12)            Victoria, TX             59       30        -       89                   May-97
Imperial Plaza(13)                  Richmond, VA            758      148        -        -      906          Oct-97
Oakhurst Towers(14)                  Denver, CO             171        -        -        -      171          Feb-99
Parklane West(15)                 San Antonio, TX             -       17        -      124      141          Jan-00
Park Regency(15)                    Chandler, AZ            120       26       16       66      228          Sep-98
Santa Catalina Villas(4)             Tucson, AZ             162       70       15       42      289          Jun-94
Somerby at Jones Farm(16)          Huntsville, AL           137       48        -        -      185          Apr-99
Somerby at University Park(16)     Birmingham, AL           238       82       28        -      348          Apr-99
The Summit at Westlake Hills(4)      Austin, TX             149       30        -       90      269          Apr-92
Trinity Towers(15)                Corpus Christi, TX        197       62       20       75      354          Jan-90
Westlake Village (17)               Cleveland, OH           211       53        -        -      264          Oct-94
                                                          -----    -----    -----    -----    -----
  Subtotal                                                3,788      940      170      999    5,897
                                                          -----    -----    -----    -----    -----
  Total Retirement Centers                                5,516    1,166      237    1,222    8,141
                                                          =====    =====    =====    =====    =====




Free-standing Assisted Living
                                                                         Unit Capacity(1)
                                                          -----------------------------------------
                                                                                                        Commencement
           Community                    Location           IL       AL       ME       SN      Total    of Operations(2)
           ---------                    ---------         -----------------------------------------    ----------------
Owned(3):
---------
Bahia Oaks Lodge                       Sarasota, FL           -       92        -        -       92          Jun-98
Broadway Plaza at Westover Hills      Ft. Worth, TX           -       74       17        -       91          Feb-01
Freedom Inn at Scottsdale            Scottsdale, AZ           -       94       25        -      119          Mar-01
Homewood at Air Force Village        San Antonio, TX          -       39        -        -       39          Nov-00
Homewood at Castle Hills             San Antonio, TX         22       58       17        -       97          Feb-01
Homewood at Deane Hill                Knoxville, TN          26       52       29        -      107          Oct-98
Homewood at Rockefeller Gardens       Cleveland, OH          37       68       34        -      139          Dec-99
Homewood at Sun City Center(18)    Sun City Center, FL        -       60       31        -       91          Aug-99
Homewood at Tarpon Springs          Tarpon Springs, FL        -       64        -        -       64          Aug-97
McLaren Homewood Village(19)            Flint, MI            14       66       38        -      118          Apr-00
Summit at Northwest Hills               Austin, TX            -      106       16        -      122          Aug-00
Village of Homewood(20)               Lady Lake, FL           -       32       15        -       47          Apr-98
                                                          -----    -----    -----    -----    -----
  Subtotal                                                   99      805      222        -    1,126

Leased:
------
Hampton at Cypress Station(21)         Houston, TX            -       81       19        -      100          Feb-99
Hampton at Pearland(15)                Houston, TX           15       55       17        -       87          Feb-00
Hampton at Pinegate(15)                Houston, TX            -       80       16        -       96          May-00
Hampton at Spring Shadows(15)          Houston, TX            -       54       16        -       70          May-99
Hampton at Willowbrook(15)             Houston, TX            -       54       18        -       72          Jun-99
Hampton at Shadowlake(15)              Houston, TX            -       80       19        -       99          Apr-99
Heritage Club at Aurora(22)             Aurora, CO            -       80       17        -       97          Jun-99
Heritage Club at Lakewood(22)          Lakewood, CO           -       78       17        -       95          Apr-00
Homewood at Bay Pines(22)           St Petersburg, FL         -       80        -        -       80          Jul-99
Homewood at Boca Raton(10)            Boca Raton, FL          -       60       18        -       78          Oct-00
Homewood at Boynton Beach(23)       Boynton Beach, FL         -       79       18        -       97          Jan-00
Homewood at Brookmont Terrace(24)     Nashville, TN           -       62       33        -       95          May-00
Homewood at Cleveland Park(22)        Greenville, SC          -       75       17        -       92          Aug-00
Homewood at Coconut Creek(10)       Coconut Creek, FL         -       81       18        -       99          Feb-00
Homewood at Countryside(22)         Safety Harbor, FL         -       59       25        -       84          Oct-99
Homewood at Delray Beach(23)         Delray Beach, FL         -       52       33        -       85          Oct-00
Homewood at Lakeway(15)                 Austin, TX            -       66       15        -       81          Sep-00
Homewood at Naples(22)                  Naples, FL            -       76       24        -      100          Sep-00
Homewood at Pecan Park(10)            Fort Worth, TX          -       80       17        -       97          Aug-00
Homewood at Richmond Heights(23)      Cleveland, OH           -       78       17        -       95          Feb-00
Homewood at Shavano Park(6)          San Antonio, TX          -       62       17        -       79          Jun-00
                                                          -----    -----    -----    -----    -----
  Subtotal                                                   15    1,472      391        -    1,878
                                                          -----    -----    -----    -----    -----
  Total Free-standing ALs                                   114    2,277      613        -    3,004
                                                          -----    -----    -----    -----    -----




Management Services: (25)
                                                                         Unit Capacity(1)
                                                          -----------------------------------------
                                                                                                         Commencement
Community                     Location                     IL        AL      ME       SN      Total    of Operations(2)
---------                     ---------                   -----------------------------------------    ----------------
Burcham Hills              East Lansing, MI                  85       52       54      133      324          Nov-78
Freedom Square(26)           Seminole, FL                   362      103       76      194      735          Jul-98
Glenview at Pelican Bay       Naples, FL                    118        -        -       35      153          Jul-98
Parkplace(27)                 Denver, CO                    176       43       17        -      236          Oct-94
The Towers                  San Antonio, TX                 353        -        -        -      353          Oct-94
                                                          -----    -----    -----    -----    -----
  Subtotal                                                1,094      198      147      362    1,801
                                                          -----    -----    -----    -----    -----
  Grand Total                                             6,724    3,641      997    1,584   12,946
                                                          =====    =====    =====    =====    =====



-----------------------
(1)  Current unit capacity by care level and type: independent living residences
     (IL), assisted living residences (AL), memory enhanced (ME), and skilled nursing beds (SN).
(2) Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.
(3) The Company's owned communities are subject to mortgage liens or serve as collateral for various financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
(4) Leased pursuant to a master operating lease expiring September 23, 2013, with renewal options for up to two additional ten-year terms.
(5) Leased pursuant to an operating lease expiring December 31, 2016, with renewal options for up to two additional five-year terms.
(6) Leased pursuant to a master operating lease expiring March 31, 2017, with renewal options for up to two additional ten-year terms.
(7) Leased pursuant to an operating lease expiring July 2018, with renewal options for up to two additional ten-year terms.
(8) The community is owned by Maybrook Realty, Inc., of which W.E. Sheriff, the Company's chairman and chief executive officer owns 50%. Leased pursuant to a term of nine years and six months, expiring December 31, 2010, with a renewal option of ten years. The Company also has an option to purchase the community at a predetermined price.
(9) Leased pursuant to a master operating lease expiring June 30, 2012, which provides for certain purchase options and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to five additional ten-year terms.
(10) Leased pursuant to an operating lease expiring March 31, 2017, which provides for a contingent earn-out and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional five-year terms.
(11) Leased pursuant to an operating lease expiring February 28, 2017, with renewal options for up to two additional five-year terms.
(12) Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten-year terms.
(13) Leased pursuant to an operating lease expiring October 2017, with a seven-year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.
(14) Leased pursuant to a 14-year operating lease expiring February 2013 from a managed entity. The Company also has an option to purchase the community at the expiration of the lease term.
(15) Leased pursuant to a master operating lease expiring June 30, 2014, with renewal options for up to four additional ten-year terms.
(16) Leased pursuant to an operating lease expiring August 25, 2018, with renewal options for up to two additional ten-year terms.
(17) During 2000, the Company sold the property and subsequently leased the property back from the buyer. Leased pursuant to a seven-year operating lease expiring December 31, 2007, with two renewal options of 13 and ten years. The sale lease-back agreement also includes a right of first refusal for the Company.
(18) Owned by a joint venture in which the Company owns a 50% interest.
(19) Owned by a joint venture in which the Company owns a 37.5% interest.
(20) Owned by a joint venture in which the Company owns a 50% interest.
(21) Leased pursuant to an operating lease expiring April 1, 2012, with renewal options for up to three additional five-year terms.
(22) Leased pursuant to a master operating lease expiring June 30, 2012, with renewal options for up to four additional ten-year terms.
(23) Leased pursuant to a master operating lease expiring March 31, 2017, which provides for certain purchase options or contingent earn-outs and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional ten-year terms.
(24) Leased pursuant to an operating lease expiring October 31, 2017, which provides for a contingent earn-out and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional five-year terms.
(25) Except as noted, the Company's management agreements are generally for terms of five to ten years, but may be canceled by the owner of the community, without cause, on three to six months written notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner's expense and receives a monthly fee for its services based either on a contractually fixed amount or percentage of revenues or income plus reimbursement for certain expenses.
(26) Operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community's owner. The Company has an option to purchase the community at a predetermined price and guarantees the communities long-term debt.
(27) Operated pursuant to a management agreement with a ten-year term, with two renewal options for additional ten-year terms.

Item 3. Legal Proceedings

The ownership of property and provision of services related to the senior living industry entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company and a community managed by the Company recently received a request for information from the United States Department of Justice for information relating to certain Medicare reimbursements, relating to a civil complaint filed by an individual. It is the Company's understanding that the inquiry relates to a third party that provided services at the community from 1995 until late 1999 (this community has been managed by the Company since mid-1998). The Company is currently unable to determine whether such action will be pursued by the Department of Justice or the potential outcome or liability to the Company of any such action. The Company carries liability insurance against certain types of claims that management believes meets industry standards. The Company believes that these liabilities have been adequately accrued for as of December 31, 2003. See "Business - Insurance." There can be no assurance that the Company will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the New York Stock Exchange under the symbol "ACR." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported on the NYSE.

Year Ended December 31, 2003                High                    Low
----------------------------             ---------              -----------
First Quarter                             $3.000                   $1.500
Second Quarter                             2.250                    1.500
Third Quarter                              3.400                    1.960
Fourth Quarter                             3.600                    2.960

Year Ended December 31, 2002               High                     Low
----------------------------             ---------              -----------
First Quarter                             $2.800                   $1.000
Second Quarter                             3.140                    1.700
Third Quarter                              2.600                    1.600
Fourth Quarter                             2.020                    1.300


As of March 1, 2004, there were approximately 484 shareholders of record and approximately 2,227 persons or entities holding Common Stock in nominee name.

It is the current policy of the Company's Board of Directors to retain all future earnings to repay debt obligations. Accordingly, the Company does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors. However, certain financing agreements currently prohibit the payment of cash dividends on our common stock.

The Company did not sell any securities during the year ended December 31, 2003 without registration under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report(1).



                                                                         Years Ended December 31,
                                                 --------------------------------------------------------------------------
                                                      2003            2002            2001           2000            1999
                                                      ----            ----            ----           ----            ----
Operating and Other Data:                                           (in thousands, except per share data)
Communities (At end of period):
     Retirement Centers                                 27              26              25             25              22
     Free-standing ALs                                  33              33              32             18               7
     Managed                                             5               6               8             20              24
                                                         -               -               -             --              --
         Total communities                              65              65              65             63              53
Unit capacity (At end of period):
     Retirement Centers                              8,141           7,800           7,246          7,279           6,438
     Free-standing ALs                               3,004           2,997           2,906          1,461             497
     Managed                                         1,801           2,092           2,624          4,144           4,993
                                                     -----           -----           -----          -----           -----
         Total capacity                             12,946          12,889          12,776         12,884          11,928
Occupancy rate (At end of period):
     Retirement Centers                                94%             94%             94%            93%             93%
     Free-standing ALs                                 83%             80%             63%            51%             63%
     Managed                                           97%             92%             90%            85%             77%
                                                       ---             ---             ---            ---             ---
         Occupancy rate                                92%             91%             86%            86%             85%

Statement of Operations Data:
Total revenues                                    $368,096        $328,634        $263,520       $212,785        $184,021
     Retirement Center revenues                    279,329         255,562         224,703        192,363         158,299
     Free-standing AL revenues                      78,491          66,067          29,217          8,442           6,293
Community operating expenses                       248,846         233,460         179,718        138,670         105,978
Operating margin(2)                                    30%             27%             29%            31%             36%
General and administrative                          25,410          26,720          29,297         19,420          15,020
Lease expense
     Operating lease expense                        47,095          35,748          16,917         12,040          11,333
     Synthetic lease expense                             -          35,821          18,450          6,227           1,652
Amortization of leasehold acquisition
costs
     Leasehold amortization - operating              2,421           2,094           1,272            409             188
     Leasehold amortization - synthetic                  -           9,089             708             46               3
Interest expense                                    50,437          46,325          38,422         36,517          23,668
Net (loss) income                                $(17,314)      $ (94,757)  $     (34,922)  $     (5,846)  $        2,052
Basic (loss) earnings per share                  $  (0.95)      $   (5.48)  $       (2.03)  $      (0.34)  $         0.12
Weighted average basic shares outstanding           18,278          17,294          17,206         17,086          17,129
Diluted (loss) earnings per share                $  (0.95)      $   (5.48)  $       (2.03)  $      (0.34)  $         0.12
Weighted average diluted shares outstanding         18,278          17,294          17,206         17,086          17,177


                                                                       At  December 31,
                                                 --------------------------------------------------------------------------
                                                    2003            2002            2001            2000            1999
                                                    ----            ----            ----            ----            ----
                                                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents                          $16,706      $  18,244       $  19,334       $  19,850      $  21,881
Working capital (deficit)                           11,199         15,725       (368,453)          14,280         23,590
Land, buildings and equipment, net                 464,888        578,804         525,174         473,062        431,560
Total assets                                       715,035        839,998         850,191         792,480        740,411
Convertible Debt                                    10,856         15,956         137,980         137,980        137,980
Long-term debt, including current portion          343,839        524,695         424,145         345,710        298,008
Refundable portion of entrance fees                 62,231         59,609          46,309          44,739         43,386
Deferred entrance fee income                       122,389        118,498          51,211          52,765         51,606
Deferred gain on sale lease-back                    92,596         27,622          13,055          16,122          3,168
 transactions
Shareholders' equity                                   807         12,907         107,548         141,957        148,168

(1) Effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 142, "Goodwill and Other Intangible Assets" and impairment of long-lived assets and discontinued operations in accordance with SFAS No.
     144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

(2) Operating margin is calculated by subtracting Community Operating Expenses from the sum of Retirement Center and Free-standing AL revenues ("Community
     Revenues"), and dividing the result by the Community Revenues.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The senior living industry is experiencing growth as a result of demographic and various other factors. According to census data, the over age 75 population in the United States is growing much faster than the general population. The Company has seen increasing demand for services at both its Retirement Centers and Free-standing ALs during the past year, and expects that this demand will continue over the next several years. As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry. For example, general concerns regarding lower interest rates on savings and uncertainty of investment returns have impacted seniors during the past several years, as well as uncertainties related to world events such as the Iraqi war. On the other hand, the continuing strength of the home resale market in most areas of the country has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care in many cases. In addition, overall economic conditions and general consumer confidence can impact the industry, since many adult children subsidize the cost for care of elderly parents, and share in decisions regarding their care.

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. While this trend continues, the demand for assisted living services, coupled with minimal new development activity, reduced to some extent the oversupply in many of the Company's markets in 2002 and 2003. As a result, the Company was able to increase occupancy and increase rates and reduce promotional discounting for its Free-standing ALs during 2003. The Company believes that new assisted living development will remain at sustainable levels and accordingly, this trend will continue. The average length of stay in the Free-standing AL segment is approximately two years, which represents a challenge and an opportunity for the Company. The Company must find a number of new residents to maintain and build occupancy. However, it also has the opportunity to "mark-to-market" if it is able to attract new residents at higher current market rates, replacing those prior residents that had lower or discounted rates.

The Retirement Center segment is a more mature segment of the industry, and has seen demand and price increases in recent years, with new unit capacity entering the market at sustainable levels. Management expects this growth in demand and selling rate increases to continue over the next several years. The average length of stay is much longer in the Retirement Centers, approximately five years in the rental communities, and approximately 12 years in the EF Communities. In addition, the Company believes that many of its Retirement Centers benefit from significant barriers to entry from competitors, including the significant cost and length of time to develop competitive communities, the difficulty in finding acceptable development sites in the geographical areas in which the Company's Retirement Centers are located, and the length of time and difficulty in developing strong competing reputations.

The Company earns its revenues primarily by providing housing and services to its residents. Approximately 88% of its revenues come from private pay sources, meaning that residents or their families pay from their own funds (or from the proceeds of their long-term care policies). All private pay residents are billed in advance for the next month's housing and care. In addition, the Company receives revenues from the sale of entrance fee contracts at the Company's EF Communities. While this cash is received at the time the resident moves in, the non-refundable portion of the entrance fee is primarily recognized as income for financial reporting purposes over the actuarial life of the resident.

The Company's most significant expenses are:

     -- Community operating expenses - Labor and labor related expenses for community associates are approximately 60% of this line item. Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance. The Company increased its marketing expenditures in recent years in response to overcapacity in the assisted living industry, and in response to general economic conditions during 2002 and early 2003.

     -- General and administrative - Labor costs are also the largest component for this category, comprising the home office and regional staff supporting the communities. Other significant items are liability insurance and related costs, travel, and legal and professional services. In response to higher liability insurance costs and deductibles in recent years, and the inherent liability risk in providing personal and health-related services to seniors, the Company has significantly increased its staff and resources involved in quality assurance, compliance and risk management.

     --   Lease  expense - The Company's  lease expense has grown  significantly
          --------------
          over the past two years, as a result of the large number of sale-leaseback transactions completed in connection with the 2002 Refinancing Plan, as well as various 2003 transactions. The Company's lease expense includes the rent expense for all operating leases, plus an accrual for lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes).

     --   Depreciation and amortization expense - The Company incurs significant
          -------------------------------------
          depreciation expense on its fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

     --   Interest  expense - The  Company's  interest  expense is  comprised of
          -----------------
          interest on its outstanding debt and capital leases. The interest expense includes both the current cash portion (9.0%) and the accrued but deferred portion (10.5%) of the 19.5% interest under the Mezzanine Loan.

Results of Operations

The Company's results of operations in recent years should be considered in light of the following factors, some of which are likely to influence the Company's future operating results and financial outlook:

     -- Prior to the late 1990s, the Company exclusively owned and operated Retirement Centers.

     -- The Company's expansion into the assisted living market during the late 1990s (with most of its Free-standing ALs opening during 1999 and 2000) resulted in large amounts of new debt and lease financing. While the assisted living market grew rapidly during this period, an oversupply of new units caused slower than anticipated fill up times for these communities, at lower than anticipated prices. Consequently, many of the Free-standing ALs incurred large start-up losses beginning in 2000, and have taken longer than anticipated to reach stabilized occupancy levels. Seventeen of the Free-standing ALs have not yet reached stabilized occupancy. As a result, the Company's Free-standing AL portfolio consumed the majority of the Company's available cash over the past several years.

     -- The Company had over $370 million of current debt maturities during 2002, which was largely associated with the development and financing of the Free-standing ALs, which were maturing at a time when the Free-standing ALs were still filling up and producing weak operating results. In addition, the assisted living industry in general, was in a weakened financial condition and many providers were insolvent. As a result, the Company had diminished access to mortgage refinancings and other capital sources during this period.

     -- The Company completed the 2002 Refinancing Plan which included mortgage refinancings, a series of sale-leaseback transactions (predominately on assisted living properties still in fill up stage), an exchange offer for its maturing convertible debentures and the Mezzanine Loan.

     -- Many of these financing transactions resulted in large gains or losses to the Company. While the losses immediately reduced the Company's reported equity, approximately $93 million of gains on various sale-leaseback transactions have been deferred and will be recognized over the terms of the subject leases.

     -- Although the Company satisfied its 2003 current debt maturities through the 2002 Refinancing Plan, the Company remains highly leveraged with substantial debt and lease obligations. The Company incurred additional debt and lease obligations and most of them at increased interest rates, including the 19.5% interest rate (9% paid currently) on the Mezzanine Loan.

     -- The completion of the 2002 Refinancing Plan, however, allowed the Company to focus on improving operating results and taking advantage of opportunities as they arise to reduce its cost of capital and its leverage. The Retirement Centers are the Company's largest segment and provide most of the community operating contribution. This segment has experienced significant increases in revenue and community operating contribution during the past three years, which the Company expects to continue.

     -- While the Free-standing AL segment produced a positive community operating contribution for 2002, and greatly increased operating contribution for 2003. The Company expects this trend to continue so long as market conditions remain stable.

Segment Results

The Company operates in three business segments: Retirement Centers, Free-standing ALs, and Management Services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of the Company's communities by operating segment at December 31, 2003, 2002 and 2001.

            Number of Communities/  Ending Occupancy % /  Average Occupancy% /
                Total Ending         Ending Occupied      Average Occupied
                  Capacity                Units                 Units
                December 31,          December 31,       Year ended December 31,
           ---------------------  ---------------------  ---------------------
             2003   2002   2001    2003   2002   2001     2003    2002    2001

Retirement
  Centers      27     26     25      94%    94%    94%     94%    94%    94%
            8,141  7,800  7,246   7,683  7,343  6,829   7,430  7,143  6,799

Free-standing
 ALs           33     33     32      83%    80%    63%     81%    73%    59%
            3,004  2,997  2,906   2,483  2,395  1,831   2,434  2,171  1,060

Management
 Services       5      6      8      97%    92%    90%     93%    89%    83%
            1,801  2,092  2,624   1,741  1,920  2,351   1,840  2,056  3,094

           --------------------- --------------------- ---------------------
Total          65     65     65      92%    91%    86%     91%    88%    85%
           12,946 12,889 12,776  11,907 11,658 11,011  11,704 11,370 10,953
           ===================== ===================== =====================

The Company measures the performance of its three business segments, in part, based upon the operating contribution produced by these business segments. The Company computes operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment. The following table sets forth certain selected financial and operating data on an operating segment basis(1) (dollars in thousands).


                                                   Years Ended December 31,           2003 vs. 2002             2002 vs. 2001
                                                 ---------------------------         ----------------         ----------------
                                                   2003     2002     2001             Change     %             Change      %
                                                   ----     ----     ----            -------- -------         --------- ------
Revenues:
   Retirement Centers                          $ 279,329 $ 255,562 $ 224,703         $ 23,767   9.3%          $ 30,859   13.7%
   Free-standing ALs (2)                          78,491    66,067    29,217           12,424  18.8%            36,850  126.1%
   Management Services                            10,276     7,005     9,600            3,271  46.7%            (2,595) (27.0%)
                                                 ---------------------------         ----------------         ----------------
     Total revenue                             $ 368,096 $ 328,634 $ 263,520         $ 39,462  12.0%           $65,114   24.7%
                                                 ===========================          ================         ================

 Retirement Centers
   Ending occupied units                           7,683     7,343     6,829              340    4.6%              514    7.5%
   Ending occupancy %                                 94%       94%       94%               0%                       0%
   Average occupied units                          7,430     7,143     6,799              287     4.0%             344    5.1%
   Average occupancy %                                94%       94%       94%               0%                       0%
   Revenue per occupied unit (per month)         $ 3,133   $ 2,981   $ 2,754            $ 151     5.1%           $ 227    8.3%
   Operating contribution per unit (per month)     1,040       955       949               85     8.9%               6    0.6%

   Resident and healthcare revenue               279,329   255,562   224,703           23,767     9.3%          30,859   13.7%
   Community operating expense                   186,628   173,689   147,238           12,939     7.4%          26,451   18.0%
                                                 ---------------------------         ----------------         ----------------
     Community operating contribution (3)         92,701    81,873    77,465           10,828    13.2%           4,408    5.7%
                                                  ---------------------------         ----------------         ----------------
     Operating contribution margin (4)              33.2%     32.0%     34.5%             1.2%    3.6%            (2.4%)  (7.1%)

Free-standing ALs
   Ending occupied units (5)                       2,201     2,122     1,792               79     3.7%             330    18.4%
   Ending occupancy % (5)                             84%       81%       63%               3%                      18%
   Average occupied units (5)                      2,150     1,934       904              216    11.2%           1,030   113.9%
   Average occupancy % (5)                            82%       74%       54%               8%                      20%
   Revenue per occupied unit                     $ 3,042   $ 2,847   $ 2,693            $ 196     6.9%           $ 153     5.7%
   Operating contribution (loss) per
    unit (per month)                                 631       271      (301)             359   132.5%             572   190.2%

   Resident and healthcare revenue                78,491    66,067    29,217           12,424    18.8%          36,850   126.1%
   Community operating expense                    62,218    59,771    32,480            2,447     4.1%          27,291    84.0%
                                                 ---------------------------         ----------------         ----------------
     Community operating contribution (loss) (3)  16,273     6,296    (3,263)           9,977   158.5%           9,559      NM
                                                 ---------------------------         ----------------         ----------------
     Operating contribution (loss) margin (4)       20.7%      9.5%    (11.2%)           11.2%  117.6%           (20.7%)    NM

                                                 ---------------------------         ----------------         ----------------
Management services operating contribution       $ 4,771   $ 1,959   $ 2,296          $ 2,812   143.5%          $ (337)  (14.7%)
                                                 ---------------------------         ----------------         ----------------

Total segment operating contributions            113,745    90,128    76,498           23,617    26.2%          13,630    17.8%
     As a % of total revenue                        30.9%     27.4%     29.0%             3.5%   12.7%            (1.6%)  (5.5%)

General and administrative                      $ 25,410  $ 26,720  $ 29,297         $ (1,310)   (4.9%)       $ (2,577)   (8.8%)
Lease expense                                     47,095    71,569    35,367          (24,474)  (34.2%)         36,202   102.4%
Depreciation and amortization                     24,265    21,255    19,737            3,010    14.2%           1,518     7.7%
Amortization of leasehold costs                    2,421    11,183     1,980           (8,762)  (78.4%)          9,203   464.8%
Asset impairment                                       -     4,011     6,343           (4,011) (100.0%)         (2,332)  (36.8%)

                                                 ---------------------------         ----------------         ----------------
     Operating income (loss)                    $ 14,554 $ (44,610)$ (16,226)        $ 59,164      NM       $ (28,384)      NM
                                                 ===========================          ================         ================

(1) Selected financial and operating data does not include any inter-segment transations or allocated costs.

(2) Freestanding AL revenues represent the Company's consolidated revenues for the period throughout the year the communities were owned or leased. The Company acquired leasehold interests of 12 Free-standing ALs during 2001, of which ten were acquired as of
    December 31, 2001. The results of these communities are reflected in the Company's income statement from the date of acquisition and therefore, do not reflect a full year of operations until 2002.

(3) Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(4) Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

(5) Excludes two Free-standing ALs owned by the Company through joint ventures. These joint ventures are not included in the consolidated Free-standing AL segment results since the Company does not own a majority interest. The net results of these joint ventures are accounted for using the equity method and are included in Other income (expense) in the consolidated statement of operations. Also excludes three communities which are designated as held-for-sale. See note 9 to the consolidated financial statements.

NM  Not Meaningful


Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

The highlights of the Company's 2003 results of operations are as follows:

     -- The Free-standing ALs increased revenue and community operating contribution, primarily as a result of a 6.9% increase in revenue per unit, as well as an increase in occupancy from 81% to 84% during the period from December 2002 to December 2003.

     -- The increased revenue per unit in Free-standing ALs resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, current resident agreements contain annual rate increases (typically 2% to 4%). The increased amount of ancillary services including therapy services, has also contributed to the increased revenue per unit.

     -- The Free-standing AL incremental increase in operating contribution as a percentage of revenue increase was 80% for 2003 versus 2002.

     -- While Free-standing AL results improved significantly, the Free-standing AL portfolio must continue to increase its operating contribution margin in order for the Company to service its future debt service obligations and return to profitability. The Company is focusing on increasing the Free-standing AL community operating contribution further primarily by increasing occupancy above the current 84% level, and by increasing revenue per unit through price increases, ancillary services, and turnover of units that are at lower rates. The Company believes that, absent unforeseen market or pricing pressures, occupancy increases above 84% should produce high incremental community operating contribution margins for this segment. The primary risk to improving occupancy in the Free-standing AL portfolio is development of new unit capacity or renewed price discounting by competitors in the Company's markets, which would make it more difficult to fill vacant units and which could result in lower revenue per unit.

     -- Retirement Center community operating contribution increased significantly over the prior year, primarily as a result of increased revenue per unit and occupancy increases. Revenues were up 9.3% in 2003 versus the prior year, community operating expenses were up 7.4%, resulting in operating margins increasing from 32.0% to 33.2%, for the Company's largest segment.

     -- Revenue per unit increases at the Retirement Centers are primarily a result of increases to selling rates, increased therapy and ancillary service billings, as well as annual billing rate increases to existing residents (typically 2%-4% under most resident agreements). In addition, a significant component of the average revenue per unit increase is the "mark-to-market" effect as a result of resident turnover. Since monthly rates for new residents (current market "selling rates") are generally higher than billing rates to current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in a significantly increased monthly fee as a unit is rented to a new resident. This mark-to-market increase is generally more significant in EF Communities due to much longer average length of stay (12 years).

     -- The operating contribution from the Management Services segment increased primarily as a result of improved results at Freedom Square, the Company's largest managed community.

     -- In September 2003, the Company completed a refinancing transaction that resulted in the repayment of approximately 40% of the Mezzanine Loan, reducing the balance at December 31, 2003 to $77.9 million. As a result, the Company replaced a portion of the Mezzanine Loan with lower cost, longer term leases, reducing the Company's overall cost of capital and partially addressing 2007 debt maturities.

     -- While the Company's 2003 income statement shows significant improvement in operating income versus the prior year, the Company continues to incur high costs related to interest and lease obligations, and incurred a net loss of $17.3 million, despite $23.2 million of gains on the sale of certain properties.

     -- During the fourth quarter of 2003 the Company reported a net loss of $6.7 million, which was not affected by any significant gain on the sale of properties.

     -- In order to reduce its loss and produce net income in the future, the Company is focusing primarily on reducing its debt service costs and improving results in its Free-standing AL and Retirement Center segments, while controlling its general and administrative costs. The Company must increase occupancy in its Free-standing AL segment, and increase revenue per unit through increased rates and reduced discounting, while controlling its operating costs. The Company intends to increase ancillary services and revenue per unit in its Retirement Center segment, increase occupancy at selected communities, and control its operating costs, including labor, insurance and liability related costs.

Retirement Centers

Revenue - Retirement Center revenues were $279.3 million for the year ended December 31, 2003, compared to $255.6 million for the year ended December 31, 2002, an increase of $23.8 million, or 9.3%, which was comprised of:

     -- $15.1 million from increased revenue per occupied unit. This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $4.7 million increase in therapy services). Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling these units at higher current selling rates) and annual increases in monthly service fees from existing residents. The Company expects selling rates to new residents will continue to increase during 2004, subject to market conditions.

     -- $9.0 million from increased occupancy. The year to year increase in average occupancy was 287 units. This included the partial year impact of converting two Alabama (Somerby) communities, which were previously managed, to a lease during August 2003, and the change of the Parkplace community from owned to managed during September 2003. Occupancy of the segment at December 31, 2003 was 94%. Any occupancy gains above this level should produce significant incremental operating contributions. The Company is focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at three communities with recent expansions not yet filled (65 units remain unfilled at these three communities at December 31, 2003) and at selected other communities with below average occupancy levels.

     -- ($0.3) million of other net decreases, which is primarily a $1.1 million decrease from divestitures of certain home health agencies, partially offset by other increases.

Community operating expenses - Retirement Center community operating expenses were $186.6 million for the year ended December 31, 2003, compared to $173.7 million for the year ended December 31, 2002, an increase of $12.9 million, or 7.4%, which was comprised of:

     -- $7.3 million of labor and related costs. This increase is primarily a result of wage rate increases for associates, as well as approximately 600 additional employees, and the additional staffing costs of approximately $1.8 million supporting the growth of the therapy services programs. The Company does not expect significant changes in staffing levels in this segment, other than to support expansions or the growth of ancillary programs such as therapy. Wage rates of associates are expected to increase each year, subject to market conditions.

     -- $1.2 million of increased marketing costs. This increase is a result of expansions at three communities, and additional marketing staff and other expenditures at selected communities.

     --   $1.1  million  of  increased  utility  costs,   including  significant
          increases incurred at various communities in Texas.

     -- $3.3 million of other year to year cost increases. This includes increases in insurance, food, property taxes, and other property related costs.

Community operating contribution - Retirement Center operating contribution was $92.7 million for the year ended December 31, 2003, compared to $81.9 million for the year ended December 31, 2002, an increase of $10.8 million, or 13.2%.

     -- The operating contribution margin increased from 32.0% in 2002, to 33.2% in 2003, an increase of 1.2%. The 2001 margin of 34.5% decreased during 2002 primarily as a result of larger increases in labor and employee benefit costs, as well as increased insurance and liability related costs.

     -- The increased margin in 2003 primarily relates to continued operational improvements throughout the Retirement Centers segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs.

Free-standing ALs
Revenue - Free-standing AL revenues were $78.5 million for the year ended December 31, 2003, compared to $66.1 million for the year ended December 31, 2002, an increase of $12.4 million, or 18.8%, which was comprised of:

     -- $5.5 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling these units at higher current rates), and includes $1.7 million related to increased revenues from therapy services. The Company will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

     -- $6.9 million from increased occupancy. Occupancy increased from 81% at December 31, 2002 to 84% at December 31, 2002, an increase of 3%. The Company is focused on continuing to increase the occupancy in the Free-standing AL communities, and believes that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in the Retirement Center segment. The Company is focused on increasing its number of move-ins, increasing average length of stay, and expanding its marketing efforts and sales training in order to increase occupancy.

     -- These amounts are net of the revenue and occupancy for three communities held-for-sale, which are included as a component of discontinued operations and two Free-standing ALs owned through unconsolidated joint ventures.

Community   operating  expenses  -  Free-standing  AL  community  operating expenses were $62.2 million for the year ended December 31, 2003, compared to $59.8 million for the year ended December 31, 2002, an increase of $2.4 million or 4.1%, which was comprised of:

     -- $3.0 million of labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $1.0 million supporting the growth of the therapy services programs. The Company does not expect significant increases in staffing levels in this segment if occupancy levels increase over the current 84%, since most communities are nearly fully staffed at current occupancy levels and accordingly, additional occupancies will not result in a significant staffing need for the Company. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. Higher recruiting and retention costs of qualified personnel increase expectations that of increased wage rates each year, subject to labor market conditions.

     -- $0.6 million of food costs, primarily as a result of increased occupancy. Food costs will continue to increase in relation to occupancy.

     -- ($1.2) million of other net cost decreases. This includes decreased marketing expenses (as certain communities reach stabilized occupancy levels), and various other cost decreases.

Community operating contribution - Free-standing AL operating contribution was $16.3 million for the year ended December 31, 2003, compared to $6.3 million for the year ended December 31, 2002, an increase of $10.0 million, or 159%.

     -- The operating contribution margin increased from 9.5% in 2002, to 20.7% in 2003, an increase of 11.2%.

     -- The increased margin in 2003 primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 80% for 2003 versus 2002.

     -- The Company believes that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services Management services revenues and operating contribution were $4.8 million for the year ended December 31, 2003, compared to $2.0 million for the year ended December 31, 2002, an increase of $2.8 million, or 144%. The increase is primarily related to improved operating results at Freedom Square, a managed community in Florida.

General and Administrative. General and administrative expense was $25.4 million for the year ended December 31, 2003, compared to $26.7 million for the year ended December 31, 2002, a decrease of $1.3 million, or 4.9%.

     -- This decrease is related to lower consulting and legal costs versus costs incurred during 2002 related to consummation of the transactions comprising the 2002 Refinancing Plan, offset by higher administrative costs resulting from expanded compliance and regulatory requirements.

     -- The Company's accruals for costs under its self-insured medical plan was reduced in 2003 versus 2002, which was partially offset by increased accruals for liability and workers compensation claims.

     --   General  and   administrative   expense  as  a  percentage   of  total
          consolidated revenues decreased to 6.9% for 2003 from 8.1% for 2002, a decrease of 1.2%.

     -- The Company believes that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of the Company's overhead in relation to its total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues decreased to 5.7% from 6.5% for the year ended December 31, 2003 and 2002, respectively, calculated as follows:

                                                   Year ended December 31,
                                                  --------------------------
                                                      2003           2002
                                                      ----           ----
    Total consolidated revenues                   $  368,096     $  328,634
    Revenues of unconsolidated managed
       communities                                    80,970         85,253

    Less management fees                              (4,771)        (1,959)
                                                  --------------------------
    Total combined revenue                        $  444,295     $  411,928
                                                  ==========================

    Total general and administrative expense      $   25,410     $   26,720
                                              ==============================

   General and administrative expense as a %
    of total consolidated revenues                       6.9%           8.1%
                                              ==============================
   General and administrative expense as a %
    of total combined revenue                            5.7%           6.5%
                                              ==============================

Lease Expense. Lease expense was $47.1 million for the year ended December 31, 2003, compared to $71.6 million for the year ended December 31, 2002, a decrease of $24.5 million or 34%.

     -- This decrease was primarily attributable to the additional lease expense of $30.8 million recorded during the year ended December 31, 2002, related to residual value guarantees for the termination of certain synthetic leases on various communities. As of December 31, 2002, the Company no longer operated any of its communities under synthetic lease structures.

     -- Excluding the synthetic lease expense, lease expense increased $6.3 million as a result of certain sale-leaseback transactions completed in 2003 and 2002.

     -- As a result of the sale-leaseback transactions completed in September 2003, three additional Retirement Centers are now leased (versus owned) properties.

     -- Net lease expense for the fourth quarter of 2003 was $14.9 million, which includes current lease payments of $16.2 million, plus accruals for future lease escalators of $1.2 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.5 million.

     -- Absent any additional refinancing or transactional activity, net lease expense is expected to continue during the upcoming year at a level similar to the fourth quarter of 2003 ($14.9 million).

     -- As of December 31, 2003, the Company had operating leases for 32 of its communities, including 18 Retirement Centers and 14 Free-standing ALs.

Depreciation and Amortization. Depreciation and amortization expense was $24.3 million for the year ended December 31, 2003, compared to $21.3 million for the year ended December 31, 2002, an increase of $3.0 million, or 14.2%. The increase was primarily related to increased depreciable assets during the second half of 2002 mainly due to the addition of assets from leasehold acquisitions, offset by the $92.0 million reduction in depreciable assets from the September 23, 2003 transactions. Assuming asset balances are maintained, depreciation and amortization expense is expected to average amounts similar to the fourth quarter of 2003, which was $5.5 million.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $2.4 million for the year ended December 31, 2003, compared to $11.2 million for the year ended December 31, 2002, a decrease of $8.8 million. The 2002 amortization costs included $8.8 million of accelerated amortization of leasehold acquisition costs related to the termination of synthetic leases.

Interest Expense. Interest expense was $50.4 million for the year ended December 31, 2003, compared to $46.3 million for the year ended December 31, 2002, an increase of $4.1 million, or 8.9%.

     -- This increase was primarily attributable to higher average cost of debt as a result of various refinancing transactions completed during 2002.

     -- These amounts include the deferred interest on the HCPI loan (Mezzanine Loan) completed in September 2002, which is not paid until maturity. This Mezzanine Loan impacts all of 2003, but only the fourth quarter of 2002.

     -- As a result of the transactions completed September 23, 2003, the Company repaid $112.8 million of first mortgage debt, and $51.8 million of the Mezzanine Loan.

     -- At December 31, 2003, the Mezzanine Loan balance was $77.9 million. The Mezzanine Loan matures September 2007, with the possibility of prepayment (without penalty) beginning in September 2005.

     -- Interest expense for the fourth quarter of 2003 was $9.2 million. This amount includes $3.8 million of interest expense on the Mezzanine Loan (of which $2.0 is deferred and paid at maturity).

     -- Absent any additional refinancing, transactional activity, or increase in the interest rates of variable rate debt, interest expense is expected to continue during the upcoming year at levels slightly below the fourth quarter of 2003.

Other Income (Expense).

     -- Gain of the sale of assets for the year ended December 31, 2003 was $23.2 million. This gain resulted primarily from the sale of a Retirement Center during September 2003. See Note 10 to the consolidated financial statements.

     -- Interest income was $2.7 million for the year ended December 31, 2003, compared to $4.9 million for the year ended December 31, 2002, a decrease of $2.2 million, or 45%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions, as well as lower interest rates. Assuming rates are consistent, and balance requirements are maintained, interest income is expected to average amounts similar to the fourth quarter 2003 amount of $489,000.

Income Taxes. The provision for income taxes was an expense of $2.7 million for the year ended December 31, 2003, and $487,000 for the year ended December 31, 2002, an increase of $2.2 million. These taxes are largely the result of gains recognized with the September 2003 sale and sale lease-back transactions. The Company has recorded a valuation allowance against federal and state net operating loss carryovers as well as other deferred tax assets. This valuation allowance is based on the uncertainty that the value of certain deferred tax assets will be realized.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $2.4 million for the year ended December 31, 2003. This amount was attributable to the HCPI Equity Investment made during September 2002.

Discontinued Operations. During the quarter ended December 31, 2002, the Company determined that a Free-standing AL would be held-for-sale. During 2003, the Company determined that two additional Free-standing ALs would be held-for-sale. The Company is involved in negotiations related to these three communities, which are subject to various contingencies. If the sales are completed, the Company will use the majority of the proceeds to repay mortgage debt. For the years ended December 31, 2003 and 2002, the Company recorded a loss from discontinued operations of $2.1 million and $8.4 million, respectively, for these three Free-standing ALs. The loss recorded for the year ended December 31, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a 2002 sale-leaseback transaction related to one of the Free-standing ALs. Based upon the anticipated purchase prices, the discontinued operations during the year ended December 31, 2002 included $5.9 million of impairment. The 2002 results of these three communities were reclassified to discontinued operations.

Net Loss. The Company experienced a net loss of $17.3 million, or $.95 loss per diluted share for the year ended December 31, 2003, compared to a net loss of $94.8 million, or $5.48 loss per diluted share, for the year ended December 31, 2002. The 2003 net loss is net of a gain on sale of assets of $23.2 million. The 2002 net loss includes the impact of various charges related to the completion of the 2002 Refinancing Plan.

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

Highlights of the Company's 2002 results are as follows:

     -- The Free-standing ALs progressed from a negative to a positive segment operating contribution in 2002, and increased their occupancy from 63% at December 31, 2001 to 81% at December 31, 2002. Although the segment achieved large occupancy gains, significant pricing pressure and significant promotional incentives resulted in low rental rates.

     -- The Retirement Centers experienced increased labor costs, including nursing wages, increased insurance and liability related costs, and increased employee benefit costs (primarily medical).

     -- General and administrative costs include both the benefit of favorable rulings on prior Medicare accruals, and increased costs related to employee medical and the refinancing transactions.

     -- The Company had over $370 million of debt maturing during 2002, at a time when the Free-standing ALs were still filling up and were still producing weak operating results. These maturities included convertible debentures that, as a result of various factors, were not converted to equity as had been originally anticipated.

     -- The Company completed a 2002 Refinancing Plan that included mortgage refinancings, a series of sale-leaseback transactions (predominately on assisted living properties still in fill up stage), an exchange offer on maturing debentures, and a high interest rate Mezzanine Loan. These transactions resulted in high leverage, and significantly increased interest and lease expense.

     -- The 2002 results include several significant items related to the various refinancing transactions, including $30.8 million of additional lease expense, $8.8 million of additional amortization of leasehold costs, and $3.1 million of general and administrative costs. In addition, $4.0 million of asset impairments were recorded during 2002.

Retirement Centers
Revenue - Retirement Center revenues were $255.6 million for the year ended December 31, 2002, compared to $224.7 million for the year ended December 31, 2001, an increase of $30.9 million, or 13.7%, which was comprised of:

     -- $21.4 million from increased revenue per occupied unit. This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $4.2 million increase in therapy services). Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling these units at higher current selling rates) and annual increases in monthly service fees from existing residents. The year to year increase in average occupancy was 344 units. Occupancy of the segment at December 31, 2002 was 94%.

     -- $11.3 million from increased occupancy resulting from the April 2002 and July 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively.

     -- ($1.8) million of other net decreases is primarily the reduction in home health services, as well as increased promotions/incentives given to new residents during 2002.

Community operating expenses - Retirement Center community operating expenses were $173.7 million for the year ended December 31, 2002, compared to $147.2 million for the year ended December 31, 2001, an increase of $26.5 million, or 18.0%, which was comprised of:

     -- $12.6 million of labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $3.1 million supporting the growth of the therapy services programs.

     -- $10.0 million from cost related to increased occupancy resulting from the April 2002 and July 2001 long-term leases of Freedom Plaza Arizona and Freedom Plaza Care Center, respectively.

     -- $1.1 million of increased marketing costs. This increase is a result of additional marketing staff and other expenditures at selected communities, primarily in response to general economic conditions in the market.

     -- $2.8 million of other year to year cost increases. This includes increases in insurance, food, property taxes, and other property related costs.

Community operating contribution - Retirement Center operating contribution was $81.9 million for the year ended December 31, 2002, compared to $77.5 million for the year ended December 31, 2001, an increase of $4.4 million, or 5.7%.

     -- The operating contribution margin decreased from 34.5% in 2001, to 32.0% in 2002, a decrease of 2.5%. This decreased margin is primarily the result of larger increases in labor and employee benefit costs, as well as increased insurance and liability related costs. The addition of Freedom Plaza Arizona and increased ancillary services also reduced the operating contribution margin.

Free-standing ALs Revenue - Free-standing AL revenues were $66.1 million for the year ended December 31, 2002, compared to $29.2 million for the year ended December 31, 2001, an increase of $36.9 million, or 126%, which was comprised of:

     -- $21.1 million from additional revenues. During 2001, the Company acquired 12 leasehold interests in Free-standing ALs, ten of which were acquired on December 31, 2001. Therefore, 2002 includes an entire year of revenues for these 12 communities.

     -- $15.8 million from increased occupancy and revenue per occupied unit. Occupancy increased from 63% at December 31, 2001 to 81% at December 31, 2002, an increase of 18%, resulting in an average of 1,934 units occupied, versus 904 in 2001. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the turnover of residents (reselling these units at higher current rates), and includes $2.8 million related to increased revenues from therapy services.

     -- These amounts are net of the revenue for three communities that were classified as held-for-sale which are included as a component of discontinued operations and two Free-standing ALs owned through unconsolidated joint ventures.

Community operating expenses - Free-standing AL community operating expenses were $59.8 million for the year ended December 31, 2002, compared to $32.5 million for the year ended December 31, 2001, an increase of $27.3 million or 84%, which was comprised of:

     -- $19.4 million of labor and related costs. This increase was primarily a result of wage rate increases for associates and additional staffing costs, including approximately $1.4 million supporting the growth of the therapy services programs.

     -- $2.6 million of food costs, primarily as a result of increased occupancy.

     -- $5.3 million of other year to year cost increases. This includes property tax increases of $1.4 million, utility increases of $1.2 million, as well as other property related costs.

Community operating contribution - Free-standing AL operating contribution was $6.3 million for the year ended December 31, 2002, compared to a loss of ($3.3) million for the year ended December 31, 2001, an increase of $9.6 million.

     -- The operating contribution margin increased from negative (11.2%) in 2001, to 9.5% in 2002, an increase of 20.7%.

     -- The increased margin in 2002 primarily relates to strong increases in occupancy and some increases in revenue per occupied unit, coupled with increased community operating expenses during the fill-up stage.

Management Services. Management services revenues and operating contribution were $2.0 million for the year ended December 31, 2002, compared to $2.3 million for the year ended December 31, 2001, a decrease of $0.3 million, or 14.7%. The decrease is primarily related to lower entrance fee sales of units during the first half of 2002, which reduces the formula-based management fees at Freedom Square, a managed community in Florida, and a decrease in the number of other managed communities from eight at December 31, 2001 to six at December 31, 2002.

General and Administrative. General and administrative expense was $26.7 million for the year ended December 31, 2002, compared to $29.3 million for the year ended December 31, 2001, a decrease of $2.6 million, or 8.8%.

     -- ($6.3) million year to year decrease in expense for Medicare reimbursement assessments. During the year ended December 31, 2001, $3.6 million was accrued for an assessment related to 1998 Medicare reimbursements at a community managed by the Company, and bad debt provisions for various assessments received on prior year home health reimbursements. During 2002, as a result of several favorable rulings, these accruals were reduced by $2.7 million, resulting in approximately $6.3 million of year-to-year decrease in general and administrative expense.

     -- $3.8 million of increased accruals for self-insured employee medical coverage plan.

     --   $3.1 million of various costs related to the 2002 Refinancing Plan.

     -- $2.1 million decrease in workers' compensation and general and professional liability expense.

     --   General  and   administrative   expense  as  a  percentage   of  total
          consolidated revenues decreased to 8.1% compared to 11.1%, a decrease of 3.0%

     -- Corporate general and administrative expense as a percentage of total combined revenues (including those that are managed) decreased to 6.5% compared to 7.8% for the years ended December 31, 2002 and 2001, respectively, calculated as follows:

                                                   Year ended December 31,
                                                   ----------------------
                                                      2002         2001
                                                      ----         ----
    Total consolidated revenues                    $ 328,634    $  263,520
    Revenues of unconsolidated managed
       communities                                    85,253       112,073

    Less management fees                              (1,959)       (2,296)
                                                   ------------------------
        Total combined revenue                     $ 411,928    $  373,297
                                                   ========================

    Total general and administrative expense       $  26,720    $   29,297
                                                   ========================

    General and administrative expense as a %
     of total consolidated revenues                      8.1%         11.1%
                                                   ========================
    General and administrative expense as a %
     of total combined revenue                           6.5%          7.8%
                                                   ========================

Lease Expense.  Lease expense was $71.6 million for the year ended December
31, 2002, compared to $35.4 million for the year ended December 31, 2001, an increase of $36.2 million, or 102%.

     -- Lease expense (excluding synthetic leases) was $35.1 million for the year ended December 31, 2002, compared to $17.4 million for the year ended December 31, 2001, an increase of $17.7 million, or 102%. This increase was primarily attributable to 11 additional leases entered into by the Company during 2001 and 2002, consisting primarily of three Retirement Center leases, which increased lease expense $10.1 million, and the acquisition of leasehold interests in eight Free-standing AL communities, which increased lease expense by $7.6 million.

     -- As of December 31, 2002, the Company no longer operated any of its communities under synthetic lease structures. Synthetic lease expense was $36.5 million for the year ended December 31, 2002, compared to $18.0 million for the year ended December 31, 2001, an increase of $18.5 million.

     -- Of the total $36.5 million of synthetic lease expense for the year ended December 31, 2002, $9.0 million related to Retirement Centers and $27.5 million related to Free-standing ALs.

     -- Of the total $36.5 million of synthetic lease expense for the year ended December 31, 2002, $30.8 million resulted from losses from sale-leaseback transactions recorded as residual value guarantee amounts, of which $7.6 million related to Retirement Centers and $23.2 million related to Free-standing ALs.

Depreciation and Amortization. Depreciation and amortization expense was $21.3 million for the year ended December 31, 2002, compared to $19.7 million for the year ended December 31, 2001, an increase of $1.5 million, or 7.7%. The increase was primarily related to the increase in depreciable assets of approximately $53.6 million, offset by the decrease in amortization of goodwill of $1.0 million which is no longer amortized pursuant to the Company's adoption of FASB No. 142. These additional assets relate primarily to the acquisition of communities (including the December 31, 2002 acquisition of Freedom Village Brandywine), including leasehold interests, and expansion of communities since December 31, 2001, as well as ongoing capital expenditures.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $11.2 million for the year ended December 31, 2002, compared to $2.0 million for the year ended December 31, 2001, an increase of $9.2 million. As a result of transactions completed during 2002, which resulted in a shorter than expected remaining life of various leases, the Company accelerated the amortization of leasehold acquisition costs and recorded additional amortization costs of $8.8 million during 2002.

Asset Impairments. During the year ended December 31, 2002, the Company recorded $4.0 million in charges related to delayed or discontinued development and certain financing transactions.

Interest Expense. Interest expense was $46.3 million for the year ended December 31, 2002, compared to $38.4 million for the year ended December 31, 2001, an increase of $7.9 million, or 20.6%. This increase was primarily attributable to a higher average amount of indebtedness (prior to certain refinancing transactions) during the year ended December 31, 2002, as well as higher interest rates. The Company completed an extensive refinancing plan during 2002 in order to satisfy various 2002 debt maturities.

Other Income (Expense).

     -- Interest income was $4.9 million in the year ended December 31, 2002, compared to $10.5 million for the year ended December 31, 2001, a decrease of $5.6 million, or 53.6%. The decrease in interest income was primarily attributable to lower income generated from the reduced amount of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions and management agreements.

     -- Equity in loss of Managed SPE Communities (representing the losses that the Company funded for operating deficits at certain managed communities which exceeded specified limits) decreased from $5.0 million in the year ended December 31, 2001 to $0 in the year ended December 31, 2002. The Company had no further Managed SPE Communities after December 31, 2001.

     -- Loss on sale of assets was $1.8 million during 2002, primarily related to the sale of a Free-standing AL in Florida.

Income Taxes. The provision for income taxes was a $487,000 expense for the year ended December 31, 2002, compared to a $11.8 million benefit for the year ended December 31, 2001. The Company has recorded a valuation allowance against federal and state net operating loss carryovers as well as other deferred tax assets. This valuation allowance is based on the uncertainty that the value of certain deferred tax assets will be realized.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, for 2002 and 2001, respectively, was $597,000 and $92,000, representing an increase of $505,000. The increase was primarily attributable to the HCPI Equity Investment.

Discontinued Operations. During the quarter ended December 31, 2002, the Company determined that a Free-standing AL would be held-for-sale. During 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. Based upon an estimated sale price, the Company recorded a $5.9 million impairment charge and $2.5 million of net loss for the year ended December 31, 2002, in discontinued operations. The results of operations for the year ended December 31, 2001 has not been reclassified to discontinued operations within the accompanying consolidated financial statements based on the overall insignificance of these results.

Net Loss. The Company experienced a net loss of $94.8 million, or $5.48 loss per diluted share for the year ended December 31, 2002, compared to a net loss of $34.9 million, or $2.03 loss per diluted share, for the year ended December 31, 2001. The 2002 net loss includes the impact of various charges related to the completion of the 2002 Refinancing Plan.

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


                                                      2003 Quarter Ended
                                       --------------------------------------------------     Year Ended
                                         Mar 31        June 30     Sept 30(1)    Dec 31      Dec 31, 2003
                                         ------        -------     -------       ------      ------------
                                             (dollar amounts in thousands, except share data)
Statement of Operations Data:
Total revenues                          $ 88,204      $ 90,624    $ 93,532       $95,736       $ 368,096
Net loss                                 (10,970)       (9,484)      9,880        (6,740)        (17,314)

Loss per share:
Basic                                  ($   0.63)    ($   0.53)   $   0.53      ($  0.36)     ($    0.95)
Weighted average basic shares
 outstanding                              17,343        18,051      18,739        18,962          18,278
Diluted                                ($   0.63)    ($   0.53)   $   0.41      ($  0.36)     ($    0.95)
Weighted average diluted shares
 outstanding                              17,343        18,051      24,578        18,962          18,278
                                       --------------------------------------------------
                                                      2002 Quarter Ended
                                       --------------------------------------------------     Year Ended
                                        Mar  31(2)    June 30(3)   Sept 30(4)    Dec 31(5)   Dec 31, 2002
                                       ----------    ----------  ----------     ---------    ------------
                                             (dollar amounts in thousands, except share data)
Statement of Operations Data:
Total revenues                          $ 76,046      $ 81,808    $ 84,616       $86,164       $ 328,634
Net loss                                 (38,071)     (19,418)     (22,569)      (14,699)        (94,757)

Loss per share:
Basic                                  ($   2.20)    ($  1.12)   ($   1.30)     ($  0.85)     ($   5.48)
Weighted average basic shares
   outstanding                            17,277        17,277      17,310        17,310          17,294

Diluted                                ($   2.20)    ($   1.12)  ($   1.30)     ($  0.85)     ($    5.48)
Weighted average diluted shares
   outstanding                            17,277        17,277      17,310        17,310          17,294


(1) During the quarter ended September 30, 2003, the Company recorded $23.2 million of gain on sale related to the sale of a Retirement Center. See
     Note 10 to the Consolidated Financial Statements.

(2) During the quarter ended March 31, 2002, the Company recorded $23.2 million of lease expense related to residual value guarantee losses for synthetic leases the Company terminated during 2002 and $6.5 million related to accelerated amortization of leasehold acquisition costs from the early termination of these leases.

(3) During the quarter ended June 30, 2002, the Company recorded $7.0 million of lease expense related to residual value guarantee losses for synthetic leases the Company terminated during 2002 and $2.3 million related to accelerated amortization of leasehold acquisition costs from the early termination of these leases.

(4) During the quarter ended September 30, 2002, the Company recorded $2.5 million in losses related to two land parcels due to development delays and one property determined to be held-for-sale, as well as a $1.9 million loss related to the sale of a pre-stable Free-standing AL. The Company also recorded a $1.7 million increase in its self-insurance reserves and also recognized $1.4 million of transaction costs during the quarter related to the 2002 Refinancing Plan.

(5) During the quarter ended December 31, 2002, the Company recorded $1.5 million in impairment losses related to certain land parcel developments.

Liquidity and Capital Resources

The Company's primary sources of cash from its operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at its communities, the proceeds from the sale of entrance fees and management fees from the communities it manages for third parties. These collections are primarily from residents or their families, with approximately 11.8% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for the Company's ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due as residents terminate entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain the Company's buildings and equipment.

As a result of the 2002 Refinancing Plan, although the Company satisfied all its debt maturing in 2002, the Company remains highly leveraged with substantial debt and lease obligations. The Company incurred additional debt and lease obligations and most of them at increased interest rates, including the Mezzanine Loan which carries a 19.5% interest rate (9% paid currently).

The Company is highly leveraged and has substantial payment commitments for lease, interest, principal and other payments on outstanding debt and lease obligations. As shown in the Future Cash Commitments table below, the Company has significant payment obligations during the next five years. These commitments and the Company's plans regarding them are described below:

--   The  Company's  long  term  debt  payments  include   recurring   principal
     amortization and other amounts due each year plus various maturities of mortgages and other loans.

-- Long term debt payments include mortgage debt payments due of $8.8 million in 2004, $10.8 million in 2005 and $5.3 million in 2006. The Company intends to repay or refinance these amounts as they come due, subject to available funds and market conditions.

-- The 2007 long term debt payments include, in addition to other debt payments, the maturity of the remaining $77.9 million of the Mezzanine Loan, plus the deferred interest described below. This loan may be prepaid without penalty beginning in September 2005. The Company previously negotiated and prepaid $51.8 million on this loan during September 2003. Since the Mezzanine Loan accrues interest at 19.5%, the Company is focused on refinancing it at its earliest opportunity, if acceptable refinancing alternatives are available. These alternatives may include sale-leaseback or sale manage-back transactions, mortgage financing, or other alternatives. Refinancing this loan prior to September 2005 would require permission from the lender, of which there can be no assurance.

-- Future accrued interest on Mezzanine Loan represents the future accrual of interest on the Mezzanine Loan. Of the 19.5% interest on the loan, the Company currently pays 9.0%, with 10.5% accrued but deferred until maturity or prepayments. It is the Company's plan to refinance this amount as part of the refinancing of the underlying principal on this loan as described above. The balance of the interest accrued from December 31, 2003 until the September 2007 maturity is $39.8 million. The balance as of September 2005, the beginning of the period when prepayment of the loan is permitted, is $15.8 million.

-- The 2008 long term debt payments include $13.7 million due on notes to certain former joint venture partners. The 2008 payments also include $10.9 million of Series B Notes, which are convertible into shares of common stock of the Company at $2.25 per share. During 2003, $5.1 million of these notes were retired through such conversions. In addition, the Company issued a notice of redemption during March 2004 for $4.5 million of the Series B Notes. The Company will pay the notes so redeemed in March 2004 from its cash on hand or from funds from operations. However, based on recent prices for the Company's stock, the Company anticipates that most holders will exercise their conversion rights prior to redemption. The Company may issue additional redemption notices in the future for the remaining Series B Notes.

-- Lease financing obligations and Operating Leases - As of December 31, 2003, the Company leases 41 of its communities and leases certain equipment. As a result, the Company incurs significant lease payments from these long-term leases. The Company intends to fund these lease obligations primarily from cash provided by operations.

--   Debt associated with assets held-for-sale of $16.4 million is mortgage debt
     that  will  be  repaid  from  sale  proceeds  of  the  related   properties
     held-for-sale.

As of December 31, 2003, the Company had approximately $16.7 million in unrestricted cash and cash equivalents, and $11.2 million of working capital. The Company believes that its current cash and cash equivalents, expected cash flow from operations, the proceeds from the sale of certain assets currently held-for-sale, and the proceeds from additional financing transactions or earnouts will be sufficient to fund its operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

Since the Company is highly leveraged, the cash needs for lease and interest payments, and principal payments on outstanding debt will remain very high for the foreseeable future and be a significant burden on the Company. In order to meet its liquidity requirements over the longer term, including its debt maturities, the Company is focusing on:

-- Increasing its cash flow from operations - The current level of cash generated by operations will not be sufficient to meet the future debt service levels of the Company. The Company is focused on increasing its cash flow from operations primarily by increasing its occupancy levels (primarily at its Free-standing AL communities) and revenue per unit at all communities through periodic selling rate increases and additional services, while controlling operating expenses and maintaining strong entrance fee sales.

-- Refinancing certain debt maturities as they come due - It will be very important that the operational results of the Company, industry and economic conditions, and capital market conditions enable the Company to refinance various debt maturities as they come due in future years. Given the high leverage of the Company, cash flow from operations will not be sufficient to repay all of the Company's debt maturities in full as they come due.

-- Reducing its cost of capital - As a result of the completion of the 2002 Refinancing Plan the Company significantly increased its leverage and average cost of capital (for various debt and lease obligations). The Company is continuously exploring opportunities to reduce its leverage and average debt cost by refinancing high cost debt, including the high cost Mezzanine Loan.

Although approximately 75% of the Company's debt currently has fixed rates, given the Company's significant leverage, increases in interest rates could materially increase its future debt service costs. As a result of operating losses, the Company has not incurred significant tax payments in recent years. Although the Company has operating loss carryforwards at December 31, 2003, future operational results and transactional activity could result in tax liabilities in future years.

The Company may also consider, from time to time, development or acquisition of additional senior living communities or other assets. Such transactions, if significant, would generally require arrangement of separate leases, mortgages or other financing by the Company.

A significant amount of the Company's indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with a financial or restrictive covenants) could cause the Company's lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of many of the Company's other obligations, which would have a material adverse effect on the Company. Certain of the Company's loans and leases contain financial and other covenants. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants during fiscal 2004. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company's creditors will grant amendments or waivers in the event of future non-compliance.

The Company has primarily used a combination of mortgage financing (including the Mezzanine Loan), lease financing, and convertible debentures to finance its cash needs over the past several years. In the future, subject to Company performance and market conditions, the Company would expect to utilize various types of financing including mortgage financing, lease financing, and may consider public debt or equity offerings as well.

Cash Flow, Investing  and Financing Activity

During 2003, the Company experienced a negative net cash flow of $1.5 million. Net cash used by operating activities was $0.8 million, net cash used by investing activities was $3.7 million and net cash provided by financing activities was $2.9 million. The Company's unrestricted cash balance was $16.7 million as of December 31, 2003, as compared to $18.2 million as of December 31, 2002. Primarily, cash was provided from improved operating results and strong entrance fee sales, proceeds from refinancing transactions and asset sales, while cash was used primarily for debt service and lease obligations, working capital and capital expenditures.

Net cash used by operating activities decreased from $6.2 million for 2002 to $0.8 million for 2003, primarily a result of improving continuing operational results, and increased net cash from entrance fee sales. The Company completed a refinancing transaction in September 2003, in order to reduce the balance of its highest cost debt, the Mezzanine Loan, and reduce its overall cost of capital. This transaction is further described in Note 10 to the consolidated financial statements.

During 2002, the Company experienced a negative net cash flow of $1.1 million. Net cash used by operating activities was $6.2 million for 2002, net cash provided by investing activities was $9.3 million and net cash used by financing activities was $4.2 million. The Company's unrestricted cash balance was $18.2 million as of December 31, 2002, as compared to $19.3 million as of December 31, 2001. Primarily, cash was provided from the positive cash flow from the Retirement Centers, refinancing activities and sales of assets, while cash was used for start-up losses of the Company's Free-standing ALs during the fill-up stage.

During 2001, the Company experienced a negative net cash flow of $516,000. Net cash provided by operating activities was $3.2 million, net cash used by investing activities was $24.1 million and net cash provided by financing activities was $20.5 million. The Company's unrestricted cash balance was $19.3 million as of December 31, 2001, as compared to $19.9 million as of December 31, 2000. Primarily, cash was provided from the positive cash flow from the Retirement Centers, refinancing activities and sales of assets, while cash was used to fund the start-up losses of the Company's Free-standing ALs during the fill-up stage.

The level of capital spending, primarily for refurbishing apartments and maintaining the quality of community assets, was $10.8 million for 2003, and is expected to increase during 2004 as a result of additional community maintenance projects. The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company's capital expenditure budget for fiscal 2004 is approximately $17 million.

Net cash from entrance fee sales (proceeds from entrance fee sales, less refunds of entrance fee terminations) was $22.0 million for 2003, $16.8 million for 2002, and $7.7 million for 2001. These increases are primarily from an increased number of entrance fee units sold and from the addition of Freedom Plaza Arizona (an EF Community) beginning in April 2002. The Company will be focused on maintaining strong entrance fee sales for 2004. In future years, the level of sales may be impacted by the number of available units in the Company's EF Communities, which is due in part to average length of stay and unit turnover rates.

Future Cash Commitments

The following tables summarize the Company's total contractual obligations and commercial commitments as of December 31, 2003 (amounts in thousands):



                                                                  Payments Due by Period
                                         ---------------------------------------------------------------------------
                                             2004        2005         2006        2007         2008     Thereafter
                                             ----        ----         ----        ----         ----     ----------

Long-term debt                            $  8,775      $10,772      $ 5,257     $91,970     $ 40,043    $ 80,599
Debt associated with assets
     held-for-sale(1)                       16,432            -            -           -            -           -
Lease financing obligations                  5,433        5,941        6,325       6,864        7,467      68,817
Operating leases                            64,497       65,698       66,940      68,223       67,364     542,596
Future accrued interest on Mezzanine
 Loan(2)                                         -            -            -      39,840            -           -
                                          --------------------------------------------------------------------------
Total contractual cash obligations        $ 95,137     $ 82,411     $ 78,522    $206,897     $114,874   $ 692,012
                                          --------------------------------------------------------------------------
Interest income on notes receivable(3)     (1,092)      (1,079)      (1,068)     (1,057)      (1,047)    (19,638)
                                          --------------------------------------------------------------------------
Contractual obligations, net               $94,045     $ 81,332      $77,454   $ 205,840    $ 113,827   $ 672,374
                                          ==========================================================================

                                                       Amount of Commitment Expiration Per Period
                                         ---------------------------------------------------------------------------
                                             2004        2005          2006        2007        2008      Thereafter
                                             ----        ----          ----        ----        ----      ----------
Line of Credit                              $7,000            -            -           -            -           -
Guaranties(4)                               $1,183       $1,284       $9,553      $1,322       $1,440    $ 20,903
                                          --------------------------------------------------------------------------
Total commercial commitments              $  8,183       $1,284      $ 9,553      $1,322      $ 1,440    $ 20,903
                                          ==========================================================================



(1) Since this debt is associated with assets held-for-sale, the debt is classified as current liabilities. However, only $1.3 million is due within the next twelve months by its contractual terms.

(2) The Mezzanine Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly. The amount of interest reflected above represents the unpaid interest which the Company will be accruing and compounding quarterly from December 31, 2003 until its September 30, 2007 maturity, unless paid-off earlier.

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

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by the Company's management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company's financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of the Company's financial statements are more fully described in Note 2 to the Consolidated Financial Statements.

Revenue Recognition and Assumptions at Entrance Fee Communities

The Company's six EF Communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits. The recognition of entrance fee revenue requires the use of various actuarial estimates. The Company recognizes this revenue by recording the nonrefundable portion of the residents' entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. The Company periodically assesses the reasonableness of its mortality tables and other actuarial assumptions.

Self-Insurance Liability Accruals

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. The Company maintains property, general liability and professional malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The Company's general and professional liability policy provides for loss coverage at amounts ranging from $1 million to $5 million. In addition, the Company operates under a large deductible workers compensation program with excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company is self-insured for amounts below these excess loss coverage amounts. The Company reviews the adequacy of its accruals related to general and professional liability and workers' compensation claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors, and adjusts accruals periodically. Changes in fact patterns or industry development factors could have a significant impact on the required accrual levels. On January 1, 2002, the Company became self-insured for employee medical coverage. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not reported.

Allowance for Doubtful Accounts

The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $2.3 million and $2.4 million as of December 31, 2003 and 2002, respectively. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and makes adjustments to the allowance as necessary. Changes in legislation or economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

During 2003 and 2002, 11.8% and 10.5%, respectively, of the Company's resident and health care revenues were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. The Company accrues contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if the Company has not agreed to or is appealing the assessment. Based upon final settlements with third-party payor programs, subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues upon final settlement during the year of service, or in general and administrative expense upon final settlement subsequent to the year of service.

Leasehold Acquisition Costs

At December 31, 2003 and 2002, the Company had $33.2 million and $22.9 million, respectively, of leasehold acquisition costs. The terms of the leasehold interests range from June 2011 to August 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements. Accumulated amortization for the years ended December 31, 2003 and 2002 was $6.5 million and $4.2 million, respectively. Amortization expense for the years ended December 31, 2003 and 2002 was $2.4 million and $11.2 million, respectively. During the fourth quarter of 2001, the Company determined that it intended to exercise its termination rights under its fourteen synthetic leases during 2002. Accordingly, the Company accelerated the amortization of the leasehold acquisition costs for these communities over the expected lease termination date, resulting in $8.8 million of accelerated leasehold amortization expense for the year ended December 31, 2002. The Company assesses the leasehold acquisition costs for impairment based upon the amount of estimated undiscounted future cash flows from the communities over the remaining lease terms.

Lease Classification

As of December 31, 2003, the Company operated 41 of its senior living communities under long-term leases. Certain of these leases provide for various additional lease payments, as well as renewal options. The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating leases or lease financing obligations. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company's effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Sale lease-back transactions are recorded as financings when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs. Sale lease-back transactions recorded as financings result in maintaining the land, building and equipment on the Company's balance sheet as well as recording debt equal to the net cash proceeds received.

Long-lived Assets and Goodwill

As of December 31, 2003, the Company's long-lived assets were comprised primarily of $464.9 million of land, buildings and equipment and $33.2 million of leasehold acquisition costs. In accounting for the Company's long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning January 1, 2002, the Company accounted for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, the Company had $36.5 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the year ended December 31, 2002, the Company recorded $4.0 million of asset impairments related to long-lived assets, all of which are classified as held-for-sale at December 31, 2002. Future events may indicate differences from management's judgments and estimates which could, in turn, result in increased impairment. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, lower than projected occupancy rates and changes in the cost structure of existing communities.

Purchase Options

Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or when the Company determines it is no longer probable that the property will be acquired. The Company currently has purchase options related to two communities with an aggregate recorded value of $11.4 million. Based upon variable termination clauses dependent upon occupancy, an option with a recorded value of $10.4 million will expire in October 2017 and an option with a recorded value of $1.0 million will expire in December 2012. The Company intends to exercise these purchase options. If the Company determined at some future time that it no longer intended to exercise these options, that it will transfer them for other consideration, or that their value was impaired, a loss would be recorded at that time.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Based upon the Company's current understanding of the current guidance provided by the FASB, the Company has three variable interest entities with which it holds a significant variable interest.

For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of an accounting change. The Company is in the process of reviewing its managed entities and agreements, and will consolidate any managed entities in accordance with the then current consolidation literature beginning January 1, 2004. At this time, it is anticipated that the Company will consolidate Freedom Square effective January 1, 2004 and the effect on the Company's consolidated balance sheet would be an increase of approximately $59.2 million to assets, liabilities and minority interests.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurements of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope. Adoption of the standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements - Managed Communities


The Company manages five Retirement Centers for third parties which are included in the Management Services operating segment. Of the managed communities, two are cooperatives that are owned by their residents, one is owned by a not-for-profit sponsor and one is owned by a non-related third party. The Company's remaining management agreement relates to the Freedom Square Retirement Center ("Freedom Square"), which the Company operates pursuant to a long-term management contract. The initial term of the management contract has 16 years remaining, and there is an additional extension term of 20 years, exercisable at the Company's option. Freedom Square is a 735 unit entrance fee community and the Company earns a management fee pursuant to the Freedom Square management contract that is equal to all of the cash flow generated by the community, including entrance fee sales proceeds, that is in excess of its operating costs, capital expenditures, mortgage payment and a fixed $3.0 million annual distribution to the owner, which escalates 3% annually. The Company has guaranteed the $16.8 million first mortgage debt secured by the land, and certain buildings and equipment at Freedom Square.

Two free-standing assisted living residences are non-consolidated and owned by joint ventures. ARC owns 50% of one of the joint ventures and 37.5% of the other and has joined with its venture partners in guaranteeing $8.7 million of first mortgage debt secured by one of the joint venture assets.

Related Party Transactions

The Company places an emphasis on identifying transactions with parties known to be related to ensure that terms of any transactions are equal to the terms that clearly independent third parties would have negotiated in similar transactions. Management believes that each of the Company's related party transactions were consummated on terms no more favorable to the related parties than in arm's length transactions.

W.E. Sheriff, the Company's chairman, chief executive officer and president, owns 50% of Maybrook Realty, Inc., which owns Freedom Plaza Care Center (FPCC), a 128-bed nursing and 44-bed assisted living center and approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. Freedom Plaza Care Center is on the campus of the Freedom Plaza of Arizona, a community that the Company leases and operates. Maybrook Realty acquired Freedom Plaza Care Center on September 30, 1999 from its former owner. The Company managed FPCC from October 1999 until June 2001 and, upon completion of an expansion, the Company entered into a long-term operating lease for FPCC. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. The Company also served as the developer of the expansion of FPCC and recognized $46,875 of development fee in 2001. Total lease payments during 2003, 2002 and 2001 under this lease were $2.1 million, $2.1 million and $1.1 million, respectively. For 2003, the Company recorded approximately $800,000 of net income from FPCC.

During 2001 and 2000, the Company acquired leasehold interests in six Free-standing ALs owned by affiliates of John Morris, a director of the Company. The Company issued a $7.6 million, 9.58% fixed interest only note, due October 1, 2008. This note, and certain similar notes, are secured by the Company's interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities.

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

Risks Associated with Forward Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company's anticipated improvement in operations and anticipated or expected cash flow; the Company's expectations regarding trends in the senior living industry; the discussions of the Company's operating and growth strategy; the Company's liquidity and financing needs; the Company's expectations regarding future entry fee sales or increasing occupancy at its Retirement Centers or Free-standing ALs; the Company's alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties described in this report under the caption "Risk Factors."

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

Risk Factors

Substantial Debt and Operating Lease Obligations

The Company is highly leveraged with a substantial amount of debt and lease obligations. The cash needs for lease and interest payments, and principal payments on outstanding debt will remain very high for the foreseeable future and be a significant burden on the Company. At December 31, 2003, the Company had long-term debt, including current portion and debt associated with assets held-for-sale, of $354.7 million and was obligated to pay minimum rental obligations in 2003 of approximately $64.5 million under long-term operating leases. The Company has current scheduled debt principal payments for 2004 of $14.2 million, as well as $16.4 million of debt associated with assets held-for-sale (of which only $1.3 million is due within the next twelve months by its terms), plus substantial payments due under its lease obligations. For the year ended December 31, 2003, the Company's net cash provided by continuing operations was negative. There can be no assurance that the Company will be able to generate sufficient cash flows from operations to meet required interest, principal, and lease payments in future periods.

Certain of the Company's current debt agreements and leases contain various financial and other restrictive covenants, which may restrict the Company's flexibility in operating its business. Any payment or other default with respect to such obligations could cause lenders to cease funding and accelerate payment obligations or to foreclose upon the communities securing such indebtedness or, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. While the Company endeavors to comply with all financial covenant requirements, there can be no assurance that the Company's creditors will grant amendments or waivers in the event of non-compliance. Furthermore, because of cross-default and cross-collateralization provisions in certain of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in default or acceleration of several of the Company's other obligations. Failure to remain in compliance with its financial covenants could have a material adverse impact on the Company.

Ability to Refinance Debt Obligations

Given the high leverage of the Company, cash flow from continuing operations will not be sufficient to repay all debt maturities in full as they come due. The Company will need the ability to refinance certain debt maturities as they come due. The ability for the Company to refinance debt obligations may be impacted by its operational results, industry and economic conditions, capital market conditions, and other factors that may not be in the Company's control. The inability of the Company to refinance various debt maturities as they come due in future years could have a material adverse impact on the Company and its financial condition.

Ability to Increase Cash Flow From Operations

The Company has experienced significant losses from operations during the past several years, and must increase its cash flow from operations in order to meet its future debt and lease payment obligations. These increases are contingent on the Company's ability to increase its occupancy (especially in its Free-standing AL communities), and to increase its revenue per unit through rate increases and additional fees and services. The Free-standing AL segment of the senior living industry experienced significant overcapacity and price discounting between 2000 and 2002, and the Company experienced significant losses associated with the fill-up of its Free-standing ALs (most of which began operations during 1999 and 2000) during this time. Increasing cash flow from operations will also be contingent on the Company's ability to derive significant entrance fee sales each year through the remarketing of available units at its EF Communities, and to maintain and increase the price level of these units. Cash flow from continuing operations may also be impacted by increases in the Company's operating and overhead costs, many of which are beyond the Company's control, unless these increases can be recovered through rate increases. In addition, changes in amounts reimbursed under programs such as Medicare and Medicaid may have an adverse impact on the Company in the future. There can be no assurance that the Company will be able to increase occupancy, increase cash through entrance fee sales, raise billing rates, and control its costs in order to increase its cash flow from operations.

Liability Insurance and Risks of Liability Claims

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs and significant exposure. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. The number of insurance companies willing to provide general liability and professional liability insurance for the nursing and assisted living industry has declined dramatically and the premiums and deductibles associated with such insurance has risen substantially in recent years. In addition, the Company maintains programs for worker compensation and employee medical coverage which are partially self-insured.

There can be no assurance that the current level of accruals will be adequate to cover the actual liabilities that may be incurred by the Company. There can be no assurance that a claim in excess of the Company's insurance coverage limits will not arise. A claim against the Company not covered by, or in excess of, the Company's coverage limits could have a material adverse effect upon the Company. Furthermore, there can be no assurance that the Company will be able to obtain adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

Community Management, Staffing, and Labor Costs

The Company competes with other providers of senior living and health care services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of the Company's communities and skilled technical personnel responsible for providing resident care. In certain markets, a shortage of nurses or trained personnel has required the Company to enhance its wage and benefits package in order to compete in the hiring and retention of such personnel or to hire more expensive temporary personnel. The Company will also be heavily dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. The Company has experienced a competitive labor market, periodic shortages of qualified workers in certain markets, and increasing wage rates for many of these employees. The Company cannot be sure its labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. If the Company is unable to attract and retain qualified management and staff personnel, control its labor costs, or pass on increased labor costs to residents through rate increases, the Company's business, financial condition, and results of operations would be adversely affected.

Exposure to Rising Interest Rates

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to REIT facilities, are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2003, the Company had $267.5 million of fixed rate debt outstanding. The Company has $87.2 million of rate debt at December 31, 2003. However, $59.0 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing the Company's interest rate. Therefore, considering the $28.2 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $282,000. Increases in prevailing interest rates would increase the Company's interest or lease payment obligations and could have a material adverse effect on the Company's business, financial condition, and results of operations.

Loss of Key Officers

The Company relies upon the services of its executive officers. The loss of some of our executive officers and the inability to attract and retain qualified management personnel could affect our ability to manage our business and could adversely affect the Company's business, financial condition and results of operations.

Termination of Residency Agreements

The Company's residency agreements with its independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice). Although most residents remain for many years, the Company does not contract with residents for longer periods of time. If a large number of residents elected to terminate their resident agreements at or around the same time, then Company revenues and earnings could be adversely affected.

Dependence on Attracting Residents with Sufficient Resources to Pay

Approximately 88.2% of the Company's total revenues for 2003 were attributable to private pay sources. The Company expects to continue to rely primarily on the ability of residents to pay for the Company's services from their personal or family financial resources and long-term care insurance. Future economic or investment market conditions or other circumstances that adversely affect the ability of seniors to pay for the Company's services could have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks Associated With Lifecare Benefits

Six of the communities operated by the Company are lifecare EF Communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community's health center during the resident's lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident's entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined from actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for the communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of the communities would be adversely affected.

Residents of the Company's EF Communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although the Company screens potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to the communities during their lifetime, there can be no assurance that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, the Company has rights of set-off against the refundable portions of the residents' deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that the communities must pay third parties to provide nursing care to residents of the communities, the Company's results of operations and financial condition would be adversely affected.

Risks of Operations in Concentrated Geographic Areas

Part of the Company's business strategy is to own, lease or manage senior living communities in concentrated geographic service areas. The Company has a large concentration of communities in Florida, Texas, Arizona and Colorado, among other areas. Accordingly, the Company's operating results may be adversely affected by various regional and local factors, including economic conditions, real estate market conditions, competitive conditions, and applicable laws and regulations.

Government Regulation and the Burdens of Compliance

Federal and state governments regulate various aspects of the Company's business. The development and operation of senior living communities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, restrictions on operating or marketing entrance fee communities, suspension or decertification from Medicare, Medicaid, or other state or Federal reimbursement programs, restrictions on the Company's ability to acquire new communities or expand existing communities, or revocation of a community's license. There can be no assurance that the Company will not be subject to penalties in the future, or that federal, state, or local governments will not impose restrictions on the Company's activities that could materially adversely affect the Company's business, financial condition, or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. The Company generally does not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company is required to refinance such debt. The Company has $87.2 million of variable rate debt at December 31, 2003. However, $59.0 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing the Company's interest rate. Therefore, considering the $28.2 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $282,000.

The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, since 75.4% of the Company's debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In addition, the Company has entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement, the Company receives a fixed rate of 6.87% on the $34.0 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

Disclosure About Market Exchange Risk The Company received notice from the New York Stock Exchange ("NYSE") in December 2002 that it was below the NYSE's continued listing requirements relating to total market capitalization of $50 million and minimum shareholder's equity of $50 million. As permitted by the NYSE, the Company submitted a plan during early 2003 demonstrating how the Company intends to comply with the continued listing requirements. The NYSE accepted the Company's plan and is monitoring the Company's progress during the eighteen month period ending June 2004. In addition, the NYSE has recently amended its continued listing requirements to increase the required market capitalization and minimum shareholder's equity from $50 million each to $75 million each. If the Company's common stock is not eligible for trading on the NYSE, the liquidity and value of its common stock could be adversely affected. Should the Company's shares cease to be traded on the NYSE, the Company believes an alternative trading market will be available for its common stock. If the Company's common stock were not listed or quoted on another market or exchange, trading in the Company's common stock would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. As a result, an investor would find it more difficult to trade, or to obtain accurate quotations for the price of, the Company's common stock. If the Company is not able to have its common stock listed or quoted on another acceptable market or exchange, the liquidity and value of its common stock would be adversely affected.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

Independent Auditors' Report                                             47

Consolidated Balance Sheets --- December 31, 2003 and 2002               48

Consolidated Statements of Operations --- Years ended
 December 31, 2003, 2002 and 2001                                        49

Consolidated Statements of Shareholders' Equity --- Years ended
 December 31, 2003, 2002 and 2001                                        51

Consolidated Statements of Cash Flows --- Years ended
 December 31, 2003, 2002 and 2001                                        52

Notes to Consolidated Financial Statements                               54

Financial Statement Schedules                                            83

         Schedule II - Valuation and Qualifying Accounts
         Schedule IV - Mortgage Loans on Real Estate

         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

       INDEPENDENT AUDITORS' REPORT

       The Board of Directors and Shareholders
       American Retirement Corporation:

       We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II - Valuation and Qualifying Accounts and financial statement Schedule IV - Mortgage Loans on Real Estate as of December 31, 2003 and for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and impairment of long-lived assets and discontinued operations in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."


       /s/ KPMG LLP

       Nashville, Tennessee
       March 4, 2004

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)                      December 31
                                                   -------------------
                                                      2003     2002
                                                   --------- ---------
ASSETS
Current assets:
  Cash and cash equivalents                         $16,706   $18,244
  Assets limited as to use                           16,551    17,359
  Accounts receivable, net of allowance for
   doubtful accounts                                 13,518    12,523
  Inventory                                           1,219     1,378
  Prepaid expenses                                    3,789     3,903
  Deferred income taxes                               2,936     3,028
  Assets held-for-sale                               20,176    34,071
  Other current assets                               10,961     6,680
                                                   --------- ---------
    Total current assets                             85,856    97,186

Assets limited as to use, excluding amounts
 classified as current                               22,655    21,701
Land, buildings and equipment, net                  464,888   578,804
Notes receivable                                     18,925    19,176
Goodwill                                             36,463    36,463
Leasehold acquisition costs, net of accumulated
 amortization                                        33,207    22,861
Other assets                                         53,041    63,807
                                                   --------- ---------
    Total assets                                   $715,035  $839,998
                                                   ========= =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $14,208   $13,526
  Debt associated with assets held-for-sale          16,432    20,246
  Accounts payable                                    4,102     5,187
  Accrued interest                                    3,268     4,620
  Accrued payroll and benefits                        9,724     7,652
  Accrued property taxes                             10,571     9,917
  Other accrued expenses                              7,605     8,164
  Other current liabilities                           8,747    12,149
                                                   --------- ---------
    Total current liabilities                        74,657    81,461

Long-term debt, excluding current portion           324,055   506,879
Refundable portion of entrance fees                  62,231    59,609
Deferred entrance fee income                        122,389   118,498
Tenant deposits                                       4,624     4,898
Deferred gains on sale-leaseback transactions        92,596    27,622
Deferred income taxes                                 5,360     3,806
Other long-term liabilities                          17,452    11,717
                                                   --------- ---------
    Total liabilities                               703,364   814,490
                                                   --------- ---------

Minority interest                                    10,864    12,601

Commitments and contingencies (See notes)

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
   authorized, no shares issued or outstanding            -         -
  Common stock, $.01 par value; 200,000,000 shares
   authorized, 19,670,501 and 17,341,191 shares
   issued and outstanding, respectively                 197       173
  Additional paid-in capital                        150,896   145,706
  Accumulated deficit                              (150,286) (132,972)
                                                   --------- ---------
    Total shareholders' equity                          807    12,907
                                                   --------- ---------
    Total liabilities and shareholders' equity     $715,035  $839,998
                                                   ========= =========

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                            Years ended December 31,
                                         -----------------------------
                                            2003     2002       2001
                                         --------- --------- ---------
Revenues:
  Resident and health care               $357,820  $321,629  $253,920
  Management and development services       4,771     1,959     2,296
  Reimbursed expenses                       5,505     5,046     7,304
                                         --------- --------- ---------
    Total revenues                        368,096   328,634   263,520

Operating expenses:
  Community operating expenses            248,846   233,460   179,718
  General and administrative               25,410    26,720    29,297
  Lease expense                            47,095    71,569    35,367
  Depreciation and amortization            24,265    21,255    19,737
  Amortization of leasehold acquisition
   costs                                    2,421    11,183     1,980
  Asset impairments                             -     4,011     6,343
  Reimbursed expenses                       5,505     5,046     7,304
                                         --------- --------- ---------
    Total operating expenses              353,542   373,244   279,746
                                         --------- --------- ---------

    Operating income (loss)                14,554   (44,610)  (16,226)

Other income (expense):
  Interest expense                        (50,437)  (46,325)  (38,422)
  Interest income                           2,653     4,888    10,540
  Gain (loss) on sale of assets            23,152    (1,814)   (1,005)
  Equity in losses of managed special
   purpose entity communities                   -         -    (5,029)
  Lease income                                324     2,627     2,852
  Other                                      (422)       (4)      623
                                         --------- --------- ---------
    Other expense, net                    (24,730)  (40,628)  (30,441)
                                         --------- --------- ---------

    Loss from continuing operations
     before income taxes, minority
     interest and discontinued operations (10,176)  (85,238)  (46,667)

Income tax expense (benefit)                2,661       487   (11,837)
                                         --------- --------- ---------

    Loss from continuing operations
     before minority interest and
     discontinued operations              (12,837)  (85,725)  (34,830)

Minority interest in earnings of
 consolidated subsidiaries, net of tax     (2,427)     (597)      (92)
                                         --------- --------- ---------

    Loss from continuing operations
     before discontinued operations       (15,264)  (86,322)  (34,922)

Discontinued operations, net of tax        (2,050)   (8,435)        -
                                         --------- --------- ---------

    Net loss                             $(17,314) $(94,757) $(34,922)
                                         ========= ========= =========

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
(in thousands, except share data)

                                               Years ended December 31,
                                               -----------------------
                                                 2003    2002    2001
                                               ------- ------- -------
Basic loss per share:
  Basic loss per share from continuing
   operations                                  $(0.84) $(4.99) $(2.03)
  Loss from discontinued operations, net of tax (0.11)  (0.49)      -
                                               ------- ------- -------
  Basic loss per share                         $(0.95) $(5.48) $(2.03)
                                               ======= ======= =======

Diluted loss per share:
  Diluted loss per share from continuing
   operations                                  $(0.84) $(4.99) $(2.03)
  Loss from discontinued operations, net of tax (0.11)  (0.49)      -
                                               ------- ------- -------
  Diluted loss per share                       $(0.95) $(5.48) $(2.03)
                                               ======= ======= =======

Weighted average shares used for basic loss
 per share data                                18,278  17,294  17,206
Effect of dilutive common stock options             -       -       -
                                               ------- ------- -------
Weighted average shares used for diluted loss
 per share data                                18,278  17,294  17,206
                                               ======= ======= =======

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                      Common stock   Additional               Total
                   -----------------  paid-in   Accumulated shareholders'
                     Shares   Amount  capital    deficit       equity
                   ------------------------------------------------------

Balance at December
 31, 2000          17,065,395  $171  $145,079    $(3,293)    $141,957

Net loss                    -     -         -    (34,922)     (34,922)
Issuance of common
 stock pursuant to
 employee stock
  purchase plan        60,718     1       143          -          144
Issuance of common
 stock to fund
 employer 401k
 contribution         138,907     1       333          -          334
Issuance of common
 stock pursuant to
 stock options
 exercised             11,500     -        35          -           35
                   ---------------------------------------------------
Balance at December
 31, 2001          17,276,520  $173  $145,590   $(38,215)    $107,548
                   ---------------------------------------------------

Net loss                    -     -         -    (94,757)     (94,757)
Issuance of common
 stock pursuant to
 employee stock
 purchase plan         64,671     -       116          -          116
                   ---------------------------------------------------
Balance at December
 31, 2002          17,341,191  $173  $145,706  $(132,972)     $12,907
                   ---------------------------------------------------

Net loss                    -     -         -    (17,314)     (17,314)
Issuance of common
 stock pursuant to
 employee stock
 purchase plan         62,793     1       111          -          112
Issuance of common
 stock for conversion
 of convertible
 debentures         2,266,517    23     5,079          -        5,102
                   ---------------------------------------------------
Balance at December
 31, 2003          19,670,501  $197  $150,896  $(150,286)        $807
                   ===================================================

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                            Years ended December 31,
                                          -----------------------------
                                             2003      2002     2001
                                          --------- --------- ---------
Cash flows from operating activities:
  Net loss                                $(17,314) $(94,757) $(34,922)
    Loss from discontinued operations        2,050     8,435         -
                                          --------- --------- ---------
  Loss from continuing operations          (15,264)  (86,322)  (34,922)
  Adjustments to reconcile loss from
   continuing operations to net
   cash and cash equivalents (used)
   provided by operating activities:
    Depreciation and amortization           26,686    32,438    21,717
    Amortization of deferred financing costs 2,259     2,665     2,683
    Residual value guarantee loss, included
     in lease expense                            -    30,793     7,854
    Asset impairments                            -     4,011     6,343
    Entrance fee items:
      Amortization of deferred entrance fee
       revenue                             (13,295)  (12,392)  (10,598)
      Proceeds from entrance fee sales      35,132    26,187    14,946
      Refunds of entrance fee terminations (13,159)   (9,365)   (7,250)
    Deferred income tax benefit              1,645       (17)  (11,773)
    Amortization of deferred gain on sale-
     leaseback transactions                 (4,960)   (3,398)   (2,367)
    Minority interest in earnings of
     consolidated subsidiaries               2,427       597        92
    Losses (gains) from unconsolidated
     joint ventures                            478       582       (14)
    (Gain) loss on sale of assets          (23,152)    1,814     1,005
    Issuance of stock to employee 401k plan      -         -       334
  Changes in assets and liabilities,
   exclusive of acquisitions and sale
   leaseback transactions:
    Accounts receivable                        337    (1,321)    5,797
    Inventory                                  157       (59)      (57)
    Prepaid expenses                            53      (649)       80
    Other assets                            (4,463)    2,068     4,165
    Accounts payable                          (525)   (2,776)     (442)
    Accrued interest                           414     1,036      (396)
    Other accrued expenses and other current
     liabilities                              (213)   10,178     3,649
    Tenant deposits                           (276)   (1,144)     (659)
    Deferred lease liability                 4,741     2,993       173
    Other liabilities                          170    (4,141)    2,799
                                          --------- --------- ---------
Net cash and cash equivalents (used)
 provided by continuing operating
 activities                                   (808)   (6,222)    3,159

Cash flows from investing activities:
    Additions to land, buildings and
     equipment                             (10,807)  (34,203)  (56,282)
    Proceeds from the sale of assets         8,405    25,048    28,526
    (Purchase of) proceeds from assets
     limited as to use, net                 (1,620)   22,234    (4,229)
    Receipts from (issuance of) notes
     receivable, net                           251    (1,818)    9,081
    Other investing activities                 112    (1,281)   (1,231)
    Expenditures for leasehold acquisitions,
     net of cash received                        -      (612)        -
                                           -------- --------- ---------
Net cash (used) provided by investing
 activities                                 (3,659)    9,368   (24,135)


See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
                                           Years ended December 31,
                                          ---------------------------
                                            2003      2002     2001
                                          -------- --------- --------
Cash flows from financing activities:
  Proceeds from the issuance of long-term
   debt                                   $ 9,612  $278,892  $54,024
  Principal payments on long-term debt    (14,399) (284,623) (30,029)
  Accrual of deferred interest             11,651     2,971        -
  Proceeds from equity investment, net of
   distributions                           (1,123)   12,004        -
  Principal reductions in master trust
   liability                               (1,356)   (1,447)  (1,092)
  Accrual of contingent earnouts             (594)   (3,560)       -
  Expenditures for financing costs           (978)   (8,597)  (2,622)
  Other financing costs                       112       116      179
                                          -------- --------- --------
Net cash provided (used) by financing
 activities                                 2,925    (4,244)  20,460
                                          -------- --------- --------

Net cash and cash equivalents used by
 continuing operations                     (1,542)   (1,098)    (516)
Net cash and cash equivalents provided by
 discontinued operations                        4         8        -
                                          -------- --------- --------
Net decrease in cash and cash equivalents  (1,538)   (1,090)    (516)

Cash and cash equivalents at beginning of
 year                                      18,244    19,334   19,850
                                          -------- --------- --------
Cash and cash equivalents at end of year  $16,706  $ 18,244  $19,334
                                          ======== ========= ========

Supplemental disclosure of cash flow
 information:
------------------------------------------
  Cash paid during the year for interest
   (including capitalized interest)       $38,870  $ 36,665  $35,829
                                          ======== ========= ========
  Income taxes paid                       $ 1,324  $    241  $    65
                                          ======== ========= ========

Supplemental disclosure of non-cash transactions:
------------------------------------------------

During the year ended December 31, 2003, the Company issued 2,266,517 shares of common stock, par value $0.01 per share to certain holders of the Company's 10% Series B Convertible Senior Subordinated Notes (Series B Notes). The holders elected to convert $5.1 million of the convertible debentures to common stock at the conversion price of $2.25 per share. As a result, debt and equity changed as follows:

                                            Years ended December 31,
                                          ---------------------------
                                            2003      2002     2001
                                          -------- --------- --------
   Long-term debt                         $(5,102) $      -  $     -
   Common stock                                23         -        -
   Additional paid-in capital               5,079         -        -

During  the  respective   years,   the  Company   acquired/(sold)   certain
communities,  entered into and amended certain lease agreements, and sold a land
parcel  in  Virginia.  In  conjunction  with  these  transactions,   assets  and
liabilites increased/(decreased) as follows:

                                            Years ended December 31,
                                          ---------------------------
                                            2003     2002      2001
                                          -------- --------- --------
   Leasehold acquisition costs            $     -  $      -  $19,329
   Land, buildings and other assets       (18,006)  202,165    1,430
   Other assets                              (821)  (99,106)   9,532
   Current liabilities                    (13,127)   54,196   12,918
   Long-term debt                          (4,879)   48,863   17,373

During the year ended December 31, 2001 the Company funded its 401(k) contribution with 138,907 shares of its common stock at a fair market value of $334,000.

During the year ended December 31, 2001, the Company acquired the leasehold interests in 12 communities the Company had previously managed. The liabilities assumed exceeded the assets acquired by $19.2 million, which was recorded as leasehold acquistion costs and is being amortized over the life of the leases or the expected life of the leases, whichever is shorter.

See accompanying notes to the consolidated financial statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Presentation

The accompanying financial statements as of and for the years ended December 31, 2003, 2002 and 2001 include the consolidated financial statements of American Retirement Corporation ("ARC") and its wholly-owned and majority owned subsidiaries (ARC and such subsidiaries being collectively referred to as the "Company") that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary or the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the prior interpretations regarding consolidation of variable interest entities. See Note 2. Under this literature, the Company would consolidate any communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the subject communities and is the primary beneficiary of the managed entities earnings or losses. The Company plans to complete its review of these entities and agreements, and will consolidate any managed entities in accordance with the then current consolidation literature. All significant inter-company balances and transactions have been eliminated in consolidation.

(2) Summary of Significant Accounting Policies and Practices

The Company principally provides housing, health care, and other related services to senior residents through the operation and management of senior living communities located throughout the United States. The communities provide a combination of independent living, assisted living and skilled nursing services. The following is a summary of the Company's significant accounting policies.

(a) Use of Estimates and Assumptions: The preparation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land, buildings and equipment, leasehold acquisition costs and goodwill; valuation allowances for receivables and deferred income tax assets; actuarial life expectations of residents; and obligations related to employee benefits and general liability claims. Actual results could differ from those estimates.

(b) Recognition of Revenue: The Company provides residents with housing and health care services through various types of agreements. The Company also receives fees for managing senior living communities owned by others.

     The majority of the Company's communities provide housing and health care services through annually renewable agreements with the residents. Under these agreements, residents are billed monthly fees for housing and additional services, which are recognized as revenue under these agreements on a monthly basis as the services are provided to its residents.

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

     Certain communities provide housing and health care services under various types of entrance fee agreements with residents (EF Communities). These agreements require new independent living residents to pay an upfront entrance fee, and may obligate the Company to provide a limited healthcare benefit in the form of future assisted living or skilled nursing housing and services during the life of the resident. These benefits generally take the form of reduced monthly or daily rates for assisted living or skilled nursing services, or a certain number of days of these services are allowed at no additional cost during each quarter or year. Each new entrance fee resident must meet certain asset and income criteria as part of these lifecare agreements.

     Generally, a portion of the entrance fee is refundable to the resident or the resident's estate upon termination of the agreement. The refundable amount is recorded by the Company as refundable portion of entrance fees, a long-term liability, until termination of the agreement. The remainder of the entrance fee is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional services, which are also billed on a monthly basis, as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when earned.

     Certain communities also provide services under a type of an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident's estate contingent upon the occupation of the unit by the next resident, unless otherwise required by applicable state law. In this situation, the resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident, but receives no healthcare benefit. This contingent refund is paid to the preceding resident only upon occupancy of the unit by a new, succeeding resident. Because these refunds are contingent and only payable out of subsequent entrance fee proceeds, these entrance fees are classified on the Company's consolidated balance sheet as deferred entrance fee income. Because these units can be reoccupied during the remaining life of the building and the Company's obligations continue as long as the unit can be reoccupied, these refunds are amortized into revenue on a straight-line basis over the remaining life of the building. In the unusual event that the new resident's entrance fee is less than the previous resident's entrance fee, the Company immediately recognizes the entire shortfall as a loss during the current period. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. These residents may also elect to obtain additional services, which are billed on a monthly basis, as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when earned. If residents terminate these agreements, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the relevant unit is reoccupied.

     Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

(c) Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid debt investments with original maturities of three months or less to be cash equivalents.

(d) Assets Limited as to Use: Assets limited as to use are classified as held to maturity and include assets held by lenders under loan agreements in escrow for property taxes and property improvements, operating reserves required by certain state licensing authorities and certificates of deposit, held as collateral for letters of credit or in conjunction with leasing activity and insurance requirements, as well as resident deposits.

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

(e) Accounts Receivable: Accounts receivable are reported at the invoiced amount. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience and actual resident information. The Company reviews its allowance for doubtful accounts monthly. Past due balances over certain days (dependent on payor type) and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by payor type. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(f) Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

(g) Assets Held-for-Sale: Assets held-for-sale are reported at the lower of the carrying amount or fair value less costs to sell. Upon classification as held-for-sale, depreciation on depreciable assets ceases.

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

(i) Purchase Options: Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or when the Company determines it is no longer probable that the property will be acquired. If the Company determined at some future time that it no longer intended to exercise these options, that it will transfer them for other consideration, or that their value was impaired, a loss would be recorded at that time.

(j) Notes Receivable: Notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.

(k) Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations requiring the use of the purchase method of accounting and reporting for goodwill and other intangible assets requiring that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment. As of December 31, 2003 and 2002, the Company had $36.5 million of goodwill. Amortization expense related to goodwill was approximately $1.0 million for the year ended December 31, 2001, or $0.06 per dilutive share. The Company adopted SFAS No. 142 on January 1, 2002.

     With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and determined that no amortization period adjustments were required. In addition, the Company did not identify any intangible assets with indefinite useful lives, other than goodwill. The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers Retirement Centers and Free-standing ALs as its reporting units. All recorded goodwill as of the date of adoption was attributable to the Retirement Center reporting unit. To the extent a reporting unit's carrying amount exceeded its fair value, an indication existed that the reporting unit's goodwill may be impaired and the Company was required to perform the second step of the transitional impairment test. The Company completed step one of the initial impairment provisions of SFAS No. 142 and determined that the fair value of its Retirement Center reporting unit exceeded its net book value at January 1, 2002, thus indicating goodwill was not impaired. The required annual impairment assessment was performed during the fourth quarters of 2002 and 2003 which resulted in no indication of impairment.

(l) Leasehold Acquisition Costs: Leasehold acquisition costs consist primarily of costs incurred in conjunction with entering into certain new leases and for costs incurred for the acquisition of lease rights from previously managed special purpose entity communities. These costs provide the Company the opportunity to lease the communities. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements if shorter.

(m) Other Assets: Other assets consist primarily of security deposits, unexercised nonrefundable purchase options, deferred financing costs, costs of acquiring lifecare contracts, deferred entrance fee receivables, advances to managed entities, contingent earn-outs and investments in joint ventures. Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Nonrefundable purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or earlier, if management determines it is no longer probable that the property will be acquired. Contingent earn-outs represent management's estimate of additional sale proceeds to be received from the counterparty in certain sale lease-back transactions which were accounted for as financing transactions. Management periodically assesses the recoverability of the recorded balances of contingent earn-outs for these contingent earn-outs and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

(n) Investments In Joint Ventures: Investments in joint ventures includes the Company's 37% and 50% investments in joint ventures that own two Free Standing ALs, which the Company accounts for under the equity method. The Company recognizes an impairment loss when there is a loss in the value in the equity method investment which is deemed to be an other-than-temporary decline.

(o) Advances to Managed Communities: Advances to Managed Communities includes the Company's working capital advances to a Retirement Center managed by the Company. At December 31, 2003 and 2002, the Company's advances to managed entities was approximately $1.8 million and $1.5 million, respectively. The amounts are non-interest bearing and due on demand. The Company does not intend to demand repayment, unless sufficient operating cash exists at the Retirement Center. Such assets are reflected in Other Assets on the accompanying consolidated balance sheets.

(p) Debt Associated with Assets Held-for-Sale: Debt associated with assets held-for-sale is presented as current, as this debt will be assumed by the buyer or paid from sale proceeds. However, over the next twelve months, only $1.3 million of the $16.4 million of debt associated with assets held-for-sale at December 31, 2003 is contractually due.

(q) Lease Classification: The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating leases or lease financing obligations. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company's effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Sale lease-back transactions are recorded as financings when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs. Sale lease-back transactions recorded as financings result in maintaining the land, building and equipment on the Company's balance sheet as well as recording debt equal to the net cash proceeds received.

(r) Other Liabilities: The Company periodically reviews the adequacy of its accruals related to general and professional liability, workers' compensation, employee medical claims and other claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors.

(s) Obligation to Provide Future Services: Under the terms of certain entrance fee contracts, the Company is obligated to provide future lifecare services to its residents. The Company, through the use of external advisors, periodically calculates the present value of the net cost of future services and use of facilities and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 2003 and 2002, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

(t) Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(u) Loss per Share: Basic loss per share ("EPS") is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator). The denominator used in computing diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Due to the net losses in 2003, 2002 and 2001 no common stock equivalents were considered in the computation of diluted EPS, including the effect from assumed conversion of the 10% Series B Convertible Senior Subordinated Notes Due 2008 (the "Series B Notes").

(v) Stock-Based Compensation: In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included below.

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.



                                                                     Years Ended December 31,
                                                                 2003            2002           2001
                                                             -------------    ------------   ------------
Net loss, as reported                                       $    (17,314)    $   (94,757)   $  (34,922)
Deduct total stock-based employee compensation expense
   determined under fair-value-based method, net of tax             (557)         (1,763)       (1,769)
                                                             -------------    ------------   ------------
Pro forma net loss                                          $    (17,871)    $   (96,520)   $  (36,691)
                                                             =============    ============   ============
Loss per share:
Basic-as reported                                           $      (0.95)    $     (5.48)   $    (2.03)
Basic-pro forma                                             $      (0.98)    $     (5.58)   $    (2.13)
Diluted-as reported                                         $      (0.95)    $     (5.48)   $    (2.03)
Diluted-pro forma                                           $      (0.98)    $     (5.58)   $    (2.13)


(w) Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of assets limited as to use, accounts receivable, debt associated with assets held-for-sale and accounts payable approximate their fair values because of the short-term nature of these accounts. The carrying value of notes receivable and debt approximates fair value as the interest rates approximate the current rates available to the Company. The interest rate swap is carried at fair value.

(x) Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.

     At December 31, 2003 and 2002, the Company's derivative financial instruments consisted of one interest rate swap agreement as a hedge against changes in the fair value of certain debt liabilities. The notional amount of the agreement is $34.8 million and matures on July 1, 2008. Under the terms of the agreement, the Company receives a fixed rate payment of 6.87% on the $34.8 million of debt, but pays a floating rate stated by the swap agreement based on LIBOR and a foreign currency index, with a maximum rate of 8.12%. The fair value of the remaining interest rate swap as of December 31, 2003 and 2002 was a $1.3 million and a $1.5 million liability, respectively, which is being amortized over the life of specified debt instruments as a yield adjustment. Subsequent changes in the fair values of the interest rate swap is recorded in earnings.

(y)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are separately presented on the balance sheet as held-for-sale and reported at the lower of the carrying amount or fair value less the costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability section of the balance sheet.

(z) Comprehensive Loss: During 2003, 2002 and 2001, the Company's only component of comprehensive loss was net loss.

(aa) Segment Disclosures: The Company operates in three reportable business segments, Retirement Centers, Free-standing ALs and Management Services.

(bb) Reclassifications: Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

(cc) Recent Issued Accounting Standards:
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Based upon the Company's current understanding of the current guidance provided by the FASB, the Company has three variable interest entities with which it holds a significant variable interest:



                     Commencement     Nature of       Ownership                                           Unit Capacity
    Community        of Operations     Activity    (Loss Exposure)      Location                 IL    AL    MI    SNF   Total
    ---------        -------------     --------    ---------------      --------                ----  ----  ----  -----  -----

  Freedom Square       July 1998       Managed           0.0%           Seminole,                362    103    76   194    735
                                                                         Florida
     McLaren
 Homewood Village     April 2000    Joint Venture       37.5%         Flint, Michigan             14     66    38     -    118

   Village of
    Homewood          April 1998    Joint Venture       50.0%           Lady Lake,                 -     32    15     -     47
                                                                         Florida                 ----- ----- ----- ------ -------
                                                                                                  376   201   129   194    900
                                                                                                 ===== ===== ===== ====== =======



     For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of an accounting change. The Company is in the process of reviewing its managed entities and agreements, and will consolidate any managed entities in accordance with the then current consolidation literature beginning January 1, 2004. At this time, it is anticipated that the Company will consolidate Freedom Square effective January 1, 2004 and the effect on the Company's consolidated balance sheet would be an increase of approximately $59.2 million to assets, liabilities and minority interests.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurements of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope. Adoption of the standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

(3)      Asset Impairments and Other Losses

During the years ended December 31, 2002 and 2001 the Company recorded $4.0 million and $6.3 million, respectively, of asset impairments related to delayed or discontinued developments. The 2002 and 2001 impairments related to five land parcels and a land purchase agreement. During 2003, the Company sold two of the land parcels. The three remaining parcels with a net carrying value of $5.6 million at December 31, 2003, are held-for-sale. The land purchase agreement will be used for the development of a senior living community through a joint venture with an unaffiliated entity. Architectural, engineering, legal and other costs which the Company has incurred, amount to a net carrying value of $2.6 million at December 31, 2003. Although zoning for the project has been approved, the project has been delayed while the Company appeals certain restrictions contained in the zoning approval. The Company intends to pursue these appeals vigorously and believes it will ultimately be successful in amending the zoning restrictions and securing financing (through joint venture or other arrangements) to acquire and develop the property, but there can be no assurance in that regard.

(4) Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. During 2003, the Company determined that two additional Free-standing ALs would be held-for-sale. The Company is involved in negotiation relating to these three communities, which are subject to various contingencies. If the sales are completed (of which there can be no assurance), the Company will use most of the proceeds to repay mortgage debt and other related payments. The 2002 amounts have been restated to include all three Free-standing ALs in discontinued operations. For the years ended December 31, 2003 and 2002, the Company recorded a loss from discontinued operations of $2.1 million and $8.4 million, respectively, for these three Free-standing ALs. The loss recorded for the year ended December 31, 2003 includes a loss of $821,000 resulting from the write-off of a contingent earnout recorded as part of a first quarter 2003 amendment to a sale-leaseback transaction of a Free-standing AL originally consummated during 2002 (see note 9). Based upon the anticipated purchase prices, the discontinued operations during the year ended December 31, 2002 included $5.9 million of asset impairments.

(5)  Assets Held-for-Sale

The Company had $20.2 million and $34.1 million of assets classified as held-for-sale at December 31, 2003 and 2002, respectively. At December 31, 2003, these assets consist of approximately $13.8 million related to three Free-standing ALs held-for-sale, $5.6 million related to three land parcels which were originally purchased for development and $800,000 of other assets. Debt associated with assets held-for-sale at December 31, 2003 was $16.4 million, which is classified as a current liability (of which only $1.3 million is due over the next twelve months by its contractual terms). See note 10.

(6)  Assets Limited as to Use

The composition of assets limited as to use at December 31, 2003 and 2002 is as follows (in thousands):

                                                     2003             2002
                                                     ----             ----
Held by trustee under agreement:
  Certificates of deposit                        $    15,240     $    21,195
  Cash and other short-term investments               23,966          17,865
                                                 -----------     -----------
                                                      39,206          39,060
Less long-term investments                            22,655          21,701
                                                 -----------     -----------
Short-term investments                           $    16,551     $    17,359
                                                 ============    ===========

The certificates of deposit are pledged to a variety of parties for various reasons such as state requirements (primarily for entrance fee communities), collateral for various self-insurance programs, and collateral to support the Company's lease obligations. The Company receives and recognizes the interest income earned on these certificates of deposit.

(7)  Land, Buildings, and Equipment

A summary of land, buildings, and equipment is as follows (in thousands):
                                              2003              2002
                                              ----              ----

Land and improvements                     $    15,369     $     15,233
Land leased to others                          19,690           31,516
Land held for development                       3,667            3,667
Buildings and improvements                    441,614          549,724
Furniture, fixtures, and equipment             38,122           44,092
Leasehold improvements                          9,456            7,425
                                          ------------    -------------
                                              527,918          651,657
Less accumulated depreciation                 (66,238)         (76,770)
Construction in progress                        3,208            3,917
                                          ------------    -------------
Total                                     $   464,888     $    578,804
                                          ============    =============

Depreciation expense was $23.8 million, $20.4 million, and $17.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company capitalized $15,000 and $861,000 of interest costs during 2002 and 2001, respectively.

(8)  Notes Receivable

These are primarily loans to lessors of retirement communities that are being leased by the Company. The notes receivable generally earn interest at fixed rates ranging from 3% to 6%. Interest and principal are due monthly based on a 35 year amortization. The notes receivable mature from October 2006 through June 2038 and are secured by the related communities.

(9)  Other Assets

Other assets at December 31, 2003 and 2002 consist of the following (in thousands):
                                                      2003               2002
                                                      ----               ----

Security deposits                                  $    9,145       $    8,780
Nonrefundable purchase options                         11,350           17,376
Costs of acquiring lifecare contracts, net              2,086            2,417
Deferred entrance fee receivables                       6,377            7,353
Deferred financing costs, net                           5,543            7,968
Contingent earn-outs                                    5,259            5,585
Advances to managed entities                            1,830            1,483
Investments in and advances to joint ventures           1,149            2,111
Other                                                  10,302           10,734
                                                   ----------        ---------
Total                                              $   53,041        $  63,807
                                                   ==========        =========

Summary unaudited financial information of the Company's two joint ventures (each own one Free-standing AL community) as of and for the years ended December 31, 2003 and 2002 follows (in thousands):

                                                       2003             2002
                                                       ----             ----

Current assets                                     $      326        $     415
Land, buildings and equipment, net                     13,130           13,533
Other assets                                              241              414
                                                   ----------        ---------
   Total assets                                    $   13,697        $  14,362
                                                   ==========        =========

Current liabilities                                $    4,123        $   2,992
Long-term liabilities                                  12,425           12,126
                                                   ----------        ---------
   Total liabilities                                   16,548           15,118
                                                   ----------        ---------
Partners' equity                                       (2,851)            (756)
                                                   ----------        ---------
   Total liabilities and partners' equity          $   13,697        $  14,362
                                                   ==========        =========
Revenues                                           $    4,245        $   3,894
Net loss                                               (1,236)          (1,469)
                                                   ==========        =========

As noted above, the Company had $1.1 million and $2.1 million of investments in and advances to the two joint ventures at December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, respectively, the Company recognized $484,000 and $582,000 of net losses related to these two unconsolidated joint ventures.

(10)  Long-term Debt and Other Transactions


A summary of long-term debt is as follows (in thousands):
                                                                                        December 31,          December 31,
                                                                                            2003                  2002
                                                                                     -------------------    -----------------
Note payable bearing interest at a fixed rate of 19.5%, compounding quarterly
("Mezzanine Loan"). Interest at 9% (increasing 0.55% annually after April 1,
2004) is payable quarterly with principal and unpaid interest due on September
30, 2007. The loan is secured by a security interest in the borrower
subsidiary's ownership interests in certain of its subsidiaries.                           $ 77,926            $ 115,721

Convertible debentures (Series B Notes) bearing interest at a fixed rate of
10.00%. Interest is due semi-annually on April 1 and October 1 through April 1,
2008, at which time all principal is due.                                                    10,856               15,956

Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and
2037. Interest rates at December 31, 2003 range from 3.67% to 9.50%. The loans
are secured by certain land, buildings and equipment.                                       122,512              240,549

Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% - 9.39%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings
and equipment.                                                                              100,275              128,575

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2004 and 2015. Variable and fixed rate interest rates at December 31, 2003 range from 1.20% to 11.12%. The loans are
secured by certain land, buildings and equipment.                                            43,126               39,850
                                                                                     -------------------    -----------------
Total long-term debt                                                                        354,695              540,651

Less current portion                                                                         14,208               13,526

Less debt associated with assets held-for-sale                                               16,432               20,246
                                                                                     -------------------    -----------------
Long-term debt, excluding current portion                                                $  324,055           $  506,879
                                                                                     ===================    =================



The aggregate scheduled maturities of long-term debt were as follows (in thousands):

                                                               December 31,
                                                                   2003
                                                           --------------------
2004                                                              $ 14,208
2004, debt associated with assets held-for-sale                     16,432
2005                                                                16,713
2006                                                                11,582
2007                                                                98,834
2008                                                                47,510
Thereafter                                                         149,416
                                                           --------------------
                                                                  $354,695
                                                           ====================

In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the Mezzanine Loan up to maturity or earlier repayment. This balance will increase each year as another year of interest is accrued but unpaid, plus the compounding of interest on amounts previously accrued. Unless paid earlier, the accrued interest on the Mezzanine Loan at maturity (September 2007) will be approximately $41.8 million. The accrued interest at September 30, 2005, when the Mezzanine Loan permits prepayment, will be approximately $15.8 million.

During the year ended December 31, 2003, the Company entered into various financing transactions, which are described below.

September 2003 Transaction:
On September 23, 2003, the Company completed a multi-property transaction with HCPI that involved the sale lease-back of three Retirement Centers and the sale of a fourth Retirement Center. The Company also entered into a long-term agreement to manage the fourth community for an unaffiliated third party. The proceeds of the transaction were used to repay $112.8 million of first mortgage debt on the four Retirement Centers. In addition, after first mortgage prepayment costs of $1.0 million, a $3.0 million credit for existing minority interest in the properties, and transaction costs, the remaining proceeds of $51.8 million were used to repay a portion of the principal and accrued interest on the Mezzanine Loan.

The four Retirement Centers were valued in the transaction at $163.5 million, versus their net book value of $72.3 million. As a result of the transaction, the Company realized gains of $93.1 million. During 2003 $23.2 million of these gains were recognized related to the sale of the fourth Retirement Center. Gains of $69.9 million were deferred and will be recognized over the lease terms. Approximately $66.2 million of the deferred gains will be recognized over the initial ten year lease terms for the three Retirement Centers included in the September 2003 sale lease-back. An additional $3.7 million of deferred gain will be recognized over the remaining thirteen years of a Retirement Center lease previously entered into with HCPI during the first quarter of 2002. As part of the September 2003 transaction, this prior lease was amended to remove a purchase option related to the land, buildings and equipment of this community. The lease was previously accounted for as a financing, but as a result of the amendment, to remove the purchase option, this lease is currently accounted for as an operating lease. The removal of the option resulted in the $19.7 million reduction of land, buildings and equipment and a $24.1 million reduction in debt.

The Company continues to operate all four Retirement Centers involved in the September 2003 transaction. Three of the Retirement Centers were leased-back under a master lease agreement with an initial term of ten years, plus two ten year renewal options. The lease for these three Retirement Centers will be accounted for as an operating lease. The initial lease rate for these three communities is 9.5%, with annual rent increases of 2.75%. The Company additionally agreed to manage the fourth Retirement Center for an unaffiliated third party under a long-term management agreement. The initial term of the management agreement is ten years, plus two ten year renewal terms. As a result of this transaction, the Company has reported management fee revenue earned under the management agreement for the Retirement Center, instead of including the revenues and expenses of this community as part of its consolidated fourth quarter results.

Recapitalization of Two Managed Communities:
In August 2003, the Company recapitalized two retirement centers that it had previously managed. The Company had invested $6.0 million for options to purchase these communities. On August 25, 2003, the options were sold to a third party buyer for $3.0 million and the third party buyer acquired each of the communities from the original developer. The buyer simultaneously entered into a long-term lease with a newly formed entity, owned by the Company and the original developer of the communities. In order to complete the purchase transaction, the Company agreed on a non-recourse basis to pay the original developer $11.3 million to purchase its interest in the entity. The entity, which the Company consolidates, recorded $10.0 million as debt and will impute interest at prime, with all amounts due on the $11.3 million note on August 25, 2008. Upon payment of the $11.3 million note, the Company will own 100% of this entity. The lease provides an initial 15 year term, with two ten year extension options. Proceeds from the additional funding, if any, will be used first to satisfy the Company's $11.3 million obligation to the original developer. The Company recorded leasehold acquisition costs of $13.0 million which consists of the $10.0 million obligation to the original developer and the balance of the purchase option sold to the third party buyer. The leasehold acquisition costs are being amortized over the base term of the leases. The buyer has committed to provide additional funding to the lessees depending upon the financial performance of the communities. The Company also acquired an option from the buyer to purchase the communities in nine years.

Sale Lease-back Transactions:

On February 28, 2003 the Company sold a Free-standing AL in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. As a result of the contingent earnout provision, this Free-standing AL lease is classified as a financing transaction and the Company recorded $6.5 million of lease obligation as debt, bearing interest at 8.76%. This community was added to a master lease agreement which the Company entered into on March 28, 2002, which previously included three Retirement Centers and three Free-standing ALs. The amended lease is a 15 year lease (approximately 13 years remaining) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout of one of these communities that is currently held-for-sale, resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

(11)  Liquidity

As a result of the completion of several refinancings and sale lease-back transactions during 2002, the Company is highly leveraged with substantial debt and lease obligations. During the year ended December 31, 2003, the Company reduced its net loss and improved operating results from its Retirement Center, Free-standing AL and Management Services business segments. The Company is focused on generating positive cash flow from operating activities, primarily through improvements in its operating results. For the years ended December 31, 2003 and 2002, respectively, net cash used by continuing operations activities improved from $6.2 million to $808,000.

Total debt has decreased $186.0 million from $540.7 million to $354.7 million for the years ended December 31, 2002 and 2003, respectively. Approximately $267.5 million or 75.4% of the Company's debt has fixed interest rates, which on a weighted average were 10.8% at December 31, 2003. The remaining $87.2 million or 24.6% of debt has variable interest rates, which on a weighted average were 6.0% at December 31, 2003.

The Company has scheduled current debt principal payments of $14.2 million and minimum rental obligations of $64.5 million under long-term operating leases due during the twelve months ended December 31, 2004. The Company also has $16.4 million of debt associated with assets held-for-sale, which are classified as current liabilities (of which only $1.3 million is due within the next twelve months by its contractual terms). When assets held-for-sale are sold, the Company will use most of the proceeds to repay mortgage debt and other related payments. In addition, as of December 31, 2004, the Company had guaranteed $35.7 million of third-party senior debt in connection with four communities that the Company manages, leases, or owns through joint ventures.

As of December 31, 2003, the Company had approximately $16.7 million in unrestricted cash and cash equivalents and $11.2 million of working capital. The Company's consolidated cash flows from operations, while improved, were negative for the year ended December 31, 2003 and were not sufficient to meet future debt and lease obligations. However, the Company believes that its current cash and cash equivalents, expected cash flow from operations, the proceeds from additional financing transactions and the proceeds of certain assets currently held-for-sale will be sufficient to fund its operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during 2004.

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

Certain of the Company's current debt and lease agreements contain various financial and other restrictive covenants, which may restrict the Company's flexibility in operating its business. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants during 2004. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company's creditors will grant amendments or waivers in the event of future non-compliance. Furthermore, because of cross-default and cross-collateralization provisions in many of the Company's mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in default or acceleration of many of the Company's other obligations. Failure to remain in compliance with its financial covenants, any non-payment, or other default with respect to such obligations could cause the Company's lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse impact on the Company.

 (12)  Refundable Entrance Fees and Deferred Entrance Fee Income

Entrance fees related to the residency and care agreements entered into with residents are received at the time of occupancy. The nonrefundable portion of the fee is reported as deferred entrance fees and amortized into income over the actuarially determined life expectancy of each resident. The refundable portion of the entrance fee is reported as refundable portion of entrance fees and is not amortized. Entrance fees that are fully refundable to the resident upon occupation of the unit by the next resident are recorded as deferred entrance fee income and amortized into revenue over the remaining life of the building. Certain entrance fee agreements provide for declining refundable fees based upon the resident's length of stay. Residency and care agreements may be terminated by residents at any time for any reason with 30 days notice. At termination, the refundable amount is paid to the resident or resident's estate. Payments of such refunds are charged against the resident's deferred entrance fees and refundable portion of entrance fees, and any gain or loss is included in resident and health care services revenue.

Under certain of the Company's residency and health care agreements for its lifecare communities residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by the land, buildings and equipment at the community. As of December 31, 2003, the remaining obligation under the Master Trust Agreements is $37.4 million and is payable monthly based on a 40-year amortization of each resident's balance. The current installment due in 2004, and annually for the subsequent five-year period, is approximately $1.4 million. The annual obligation is reduced as individual residency agreements terminate.

Upon termination of the resident's occupancy, the resident or the resident's estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident's original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated statement of operations. At December 31, 2003 and 2002, the Company had accrued $6.4 million and $7.4 million, respectively, as deferred entrance fee receivables which is included as a component of other assets. The Company reports the long-term obligation under the Master Trust Agreements as a refundable portion of entrance fees and deferred entrance fee income based on the applicable residency agreements.


The balances at December 31, 2003 and 2002, respectively (in thousands) were:

                                                                     Other Residency
                                                Master Trust            Agreements              Total
                                             -------------------    -------------------    ----------------
At December 31, 2003:
Other current liabilities                         $   1,356               $    ---            $   1,356
Refundable portion of entrance fees                  15,045                  47,186              62,231
Deferred entrance fee income                         20,963                 101,426             122,389
                                                   --------               ---------           ---------
                                                  $  37,364               $ 148,612           $ 185,976
                                                  =========               =========           =========



                                                                     Other Residency
                                                Master Trust            Agreements              Total
                                             -------------------    -------------------    ----------------
At December 31, 2002:
Other current liabilities                         $   1,522              $     ---           $   1,522
Refundable portion of entrance fees                  17,215                 42,394              59,609
Deferred entrance fee income                         25,397                 93,101             118,498
                                                  ---------              ---------           ---------
                                                  $  44,134              $ 135,495           $ 179,629
                                                  =========              =========           =========


 (13)  Shareholders' Equity

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 2003 and 2002, no preferred shares had been issued.

On November 18, 1998, the Company's Board of Directors adopted a Shareholders' Rights Plan (the "Rights Plan") to protect the interests of the Company's shareholders if the Company is confronted with coercive or unfair takeover tactics by third parties. Pursuant to the Rights Plan, a dividend of one Right for each outstanding share of the Company's Common Stock was issued to shareholders of record on December 7, 1998. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Preferred Stock at an exercise price of $86.25 per Right. Each Right will become exercisable following the tenth day after a person's or group's acquisition of, or commencement of a tender or exchange offer for 15% or more of the Company's Common Stock. If a person or group acquires 15% or more of the Company's Common Stock, each right will entitle its holder (other than the person or group whose action has triggered the exercisability of the Rights) to purchase common stock of either the Company or the acquiring company (depending on the form of the transaction) having a value of twice the exercise price of the Rights. The Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. The Rights may be redeemed prior to becoming exercisable, subject to approval by the Company's Board of Directors, for $0.001 per Right. The Rights expire on November 18, 2008. The Company has reserved 2,000,000 shares of Series A Preferred Stock for issuance upon exercise of the Rights.

The Series B Notes are convertible into shares of the Company's common stock at any time prior to their April 1, 2008 maturity, at the option of the holder, at the conversion price of $2.25 per share. The Company has the option to pay up to 2% interest per year through the issuance of additional Series B Notes, rather than in cash. The Series B Notes are redeemable, in whole or in part, at the Company's option, at any time, at a premium starting at 105% of the principal amount, declining to 100% of the principal amount during the term of the Series B Notes. During the year ended December 31, 2003, holders of Series B Notes elected to convert $5.1 million of the $16.0 million of convertible debentures to common stock at the conversion price of $2.25 per share. As a result, the Company issued 2,266,517 shares of common stock. The average market price of the Company's common stock outstanding during the three and twelve months ended December 31, 2003 was greater than the $2.25 per share conversion price. At December 31, 2003, the remaining Series B Notes were convertible into 4,824,817 shares of common stock.

(14)  Stock-Based Compensation

Stock Option Plan

In 1997, the Company adopted a stock incentive plan (the "1997 Plan") providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, 15% of the outstanding common stock, or 2,950,575 shares of common stock at December 31, 2003, have been reserved and are available for issuance. The option exercise price and vesting provisions of such options are fixed when options are granted. The options generally expire ten years from the date of grant and vest over a three-year period. The weighted average fair value of options granted during 2003, 2002 and 2001 was $1.02, $0.95, and $1.15, respectively.

A summary of the Company's stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001, respectively, is presented below (shares in thousands):
                                                               Average Exercise
                                Options               Shares        Price
                 --------------------------------------------------------------
                 Outstanding at December 31, 2000      760         $ 7.52
                 --------------------------------------------------------------
                 Granted                             1,602           3.16
                 Exercised                             (12)          3.10
                 Forfeited                            (191)          7.07
                 --------------------------------------------------------------
                 Outstanding at December 31, 2001    2,159         $ 4.83
                 --------------------------------------------------------------
                 Granted                                85           2.22
                 Exercised                               -              -
                 Forfeited                            (117)          4.78
                 --------------------------------------------------------------
                 Outstanding at December 31, 2002    2,127         $ 4.73
                 --------------------------------------------------------------
                 Granted                               156           2.20
                 Exercised                               -              -
                 Forfeited                            (220)          9.83
                 --------------------------------------------------------------
                 Outstanding at December 31, 2003    2,063         $ 3.99
                 ==============================================================

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

                                                              Weighted Average          Average
                                               Number                                   Exercise
                 Range of Exercise Prices     Outstanding    Contractual Life (Years)     Price
                 -------------------------- --------------- -------------------------- -----------
                      $ 1.650 - 3.050             290                8.68                $ 2.35
                      $ 3.100 - 3.100             975                7.01                  3.10
                      $ 3.110 - 4.950             308                7.71                  3.37
                      $ 5.000 - 5.000             303                1.15                  5.00
                     $ 5.010 - 18.813             187                2.64                 10.54
                 -------------------------- --------------- -------------------------- -----------
                     $ 1.650 - 18.813           2,063                6.09                $ 3.99
                 -------------------------- --------------- -------------------------- -----------



There were exercisable options to purchase an aggregate of 1,738,000 shares at an average exercise price of $4.25 per share as of December 31, 2003.

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):


                                              Number            Weighted Average    Average Exercise
                  Range of Exercise Prices   Outstanding    Contractual Life (Years)      Price
                 -------------------------- --------------- -------------------------- -----------
                      $ 1.650 - 3.050             146                 8.95               $ 2.55
                 -------------------------- --------------- -------------------------- -----------
                      $ 3.100 - 3.100           1,010                 8.01                 3.10
                 -------------------------- --------------- -------------------------- -----------
                      $ 3.140 - 4.950             326                 8.67                 3.37
                 -------------------------- --------------- -------------------------- -----------
                      $ 5.000 - 5.000             343                 2.11                 5.00
                 -------------------------- --------------- -------------------------- -----------
                     $ 5.010 - 18.813             302                 4.26                12.35
                 -------------------------- --------------- -------------------------- -----------
                     $ 1.650 - 18.813           2,127                 6.69               $ 4.73
                 -------------------------- --------------- -------------------------- -----------




There were exercisable options to purchase an aggregate of 1,435,000 shares at an average exercise price of $4.73 per share as of December 31, 2002.

In accordance with SFAS No. 123 and SFAS No. 148, pro forma information regarding net loss and loss per share as disclosed in note 1(v) has been determined by the Company using the "Black-Scholes" option pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: 1.16%, 1.64% and 5.20% risk-free interest rate, 0% dividend yield, 69.6%, 64.3% and 59.9% volatility rate, and an expected life of the options equal to the remaining vesting period.

Stock Purchase Plan

In 1997, the Company adopted an employee stock purchase plan ("ESPP") pursuant to which an aggregate of 449,782 shares remain authorized and available for issuance to employees at December 31, 2003. Under the ESPP, employees, including executive officers, who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an "Option Period") to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the "Exercise Date"), the amount contributed by each participant over the course of the Option Period will be used to purchase shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code (Code). During 2003, 2002 and 2001, respectively, 62,793, 64,671 and 60,718 shares were issued pursuant to the ESPP at an average purchase price of $1.77, $1.83 and $2.37 per share, respectively.

(15)  Executive Officer Incentive Compensation Plans

During 2003 the Board of Directors modified the incentive compensation programs for its senior officers, which reduced the annual incentive opportunity for this group, and added a program that provides an additional incentive opportunity under a multi-year program. During the period beginning in 2003 and ending in 2007, the senior officer group can earn an additional incentive bonuses upon achieving certain specified goals regarding improvements in the Company's capital structure. The maximum payout under the multi-year plan would be approximately $2.2 million if all targets are met, a net increase of approximately $1.1 million during this period versus the prior incentive terms. This amount would be paid out during the quarter following the time the objective is met. The additional bonuses require the approval of the Company's Board of Directors prior to payment.

(16)  Retirement Plans

Employees of the Company participate in a savings plan (the "401(k) Plan") which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an employee must have been employed by the Company for at least three months. The 401(k) Plan permits employees to make voluntary contributions up to specified limits. The Company matches 1% of participant contributions, up to 2% of the participant's monthly compensation. In addition, the Company may make discretionary contributions up to 2% of the participant's quarterly compensation. The Company may also contribute an additional amount determined in its sole judgment. The Company funded its contributions with the issuance of stock during 2000 and 2001, contributing 72,493 shares and 138,907 shares, respectively. In 2003 and 2002, the Company funded its contributions with cash totaling approximately $416,000 and $485,000, respectively.

The Company maintains a non-qualified deferred compensation plan (the "162 Plan") which allows employees who are "highly compensated" under IRS guidelines to make after-tax contributions to an investment account established in such employees' name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company's creditors. Approximately 78 employees are eligible to participate in the 162 Plan. No contributions were made to the 162 Plan in 2003, 2002 or 2001.

(17) Income Taxes

Total income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 were attributable to the following (in thousands):

                                              Years Ended December 31,
                                        -------------------------------------
                                           2003         2002          2001
                                        -----------  -----------  -----------
Loss from continuing operations            $2,661         $487      ($11,837)
Minority interest in losses of
 consolidated subsidiaries                     --          --           (49)
Extraordinary item                             --          --          (155)
                                        -----------  -----------  -----------
Total income tax expense(benefit)          $2,661       $ 487      ($12,041)
                                        ===========  ===========  ===========

The income tax expense (benefit), attributable to loss from continuing operations before income taxes and minority interest consists of the following (in thousands):

                                           Years Ended December 31,
                              --------------------------------------------
                                  2003              2002           2001
                              ------------      ------------   -----------
U.S. Federal:
  Current                        $ 552             $   --           ($327)
  Deferred                          --                 --         (11,310)
                              ------------      ------------   -----------
    Total U.S. Federal             552                 --         (11,637)
                              ------------      ------------   -----------

                                          Years Ended December 31,
                              --------------------------------------------
                                  2003               2002           2001
                              ------------       ------------   -----------
State:
  Current                          464                479             263
  Deferred                       1,645                  8            (463)
                              ------------       ------------   -----------
    Total State                  2,109                487            (200)
                              ------------       ------------   -----------
Total                          $ 2,661             $  487       ($ 11,837)
                              ============       ============   ===========

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below (in thousands):
                                                         2003          2002
                                                        -------      -------
Deferred tax assets:
Federal and state operating loss carryforwards          $10,122      $24,449
AMT credit carryforward                                     701          149
Deferred gains on sale lease-back transactions           35,344       11,240
Accrued expenses not deductible for tax                   5,169        4,702
Intangible assets                                         6,474           --
Asset impairment charges and other losses                 2,296        7,466
Deferred entrance fee revenue                            19,047       19,096
Deferred rent                                             3,018           --
Other                                                     2,266        3,255
                                                        --------     --------
  Total gross deferred tax assets                        84,437       70,357
  Less valuation allowance                              (56,471)     (47,934)
                                                        --------     --------
  Total deferred tax assets, net of valuation allowance  27,966       22,423

Deferred tax liabilities:
Buildings and equipment                                  27,806       21,580
Intangible assets                                            --          833
Other                                                     2,584          789
                                                        --------     --------
  Total gross deferred tax liabilities                   30,390       23,202
                                                        --------     --------
  Net deferred tax liability                            ($2,424)     ($  779)
                                                        ========     ========

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes on loss from continuing operations before income taxes, minority interest and discontinued operations:

                                            2003          2002         2001
                                           -----         -----         ----
Statutory tax rate                          35.0%         35.0%       35.0%
Difference in book and tax goodwill
 amortization expense                          0%            0%       (0.3%)
State income taxes, net of Federal benefit (13.5%)        (0.5%)       0.3%
Non-deductible expenses and other items     (0.7%)        (0.1%)      (0.1%)
Change in valuation allowance              (47.0%)       (34.9%)      (9.4%)
                                           -------       -------     -------
  Total                                    (26.2%)        (0.5%)      25.5%
                                           =======       =======     =======

At December 31, 2003, the Company had unused federal net operating loss (NOL) carryforwards of approximately $14 million for regular tax purposes and $10 million for alternative minimum tax, which expire in 2021 through 2022. As of December 31, 2003 the Company had alternative minimum tax credit carryforwards of approximately $701,000.

As of December 31, 2003, the Company carried a valuation allowance against deferred tax assets in the amount of $56.5 million. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $8.5 million and $6.8, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The ultimate realization of deferred tax assets related to net operating loss carryforwards and tax credit carryforwards is dependent upon the generation of future taxable income prior to the expiration of the carryforwards. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of cumulative and projected future taxable income over the period in which the Company can utilize the certain deferred tax assets, management has determined that a valuation allowance in the amount of $56.5 million should be recorded against federal and state net operating loss carryovers, and other deferred tax assets.

(18) Leasehold Acquisitions

At December 31, 2003 and 2002, the Company had $33.2 million and $22.9 million, respectively, of leasehold acquisition costs. The terms of the subject leases range from June 2012 to August 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements (generally ten to 15 years, or, if shorter, the expected life of the lease). Accumulated amortization for the years ended December 31, 2003 and 2002 was $6.5 million and $4.2 million, respectively. Amortization expense for the years ended December 31, 2003 and 2002 was $2.4 million and $11.2 million, respectively. During the fourth quarter of 2001, the Company determined that it intended to exercise its termination rights under its fourteen synthetic leases during 2002. Accordingly, the Company accelerated the amortization of the leasehold acquisition costs for these communities over the expected lease termination date, resulting in $8.8 million of accelerated leasehold amortization expense for the year ended December 31, 2002. The Company assesses the leasehold acquisition costs for impairment based upon the amount of estimated undiscounted future cash flows over the remaining lease terms.

(19) Industry Segment Information

The Company has significant  operations  principally in three business segments:
(1) Retirement Centers (2) Free-Standing ALs and (3) Management Services. Retirement Centers represent 27 of the Company's senior living communities at which the Company provides a continuum of care services such as, independent living, assisted living and skilled nursing care. The Company currently operates 33 Free-Standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, which also provide specialized care such as Alzheimer's and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. The Management Services segment includes fees from management agreements for communities owned by others, and reimbursed expense revenues together with associated expenses. The Company has five management agreements with third parties relating to five Retirement Centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data(1) (in thousands).

                                                Years Ended December 31,
                                         ---------------------------------------
                                             2003         2002          2001
                                         ------------ ------------  ------------
Revenues:
    Retirement Centers                  $    279,329 $    255,562  $    224,703
    Free-standing ALs(2)                      78,491       66,067        29,217
    Management Services (2)(4)                10,276        7,005         9,600
                                         ------------ ------------  ------------
         Total                          $    368,096 $    328,634  $    263,520
                                         ============ ============  ============

Segment operating income: (3)
    Retirement Centers                  $     92,701 $     81,873  $     77,465
    Free-standing ALs                         16,273        6,296       (3,263)
    Management Services                        4,771        1,959         2,296
                                         ------------ ------------  ------------
         Total                          $    113,745 $     90,128  $     76,498
                                         ============ ============  ============


General and administrative                    25,410       26,720        29,297
Lease expense                                 47,095       71,569        35,367
Depreciation and amortization                 24,265       21,255        19,737
Amortization of leasehold acquisition costs    2,421       11,183         1,980
Asset impairments                                 --        4,011         6,343
                                         ------------ ------------  ------------

         Operating income (loss)        $     14,554 $   (44,610)  $    (16,226)
                                         ============ ============  ============



                                                    At December 31,
                                         ---------------------------------------
                                             2003         2002          2001
                                         ------------ ------------  ------------
Total Assets:
    Retirement Centers                  $    454,049 $    539,764  $    511,468
    Free-standing ALs                        206,489      210,376       239,333
    Management Services                       54,497       89,858        99,390
                                         ------------ ------------  ------------
         Total                          $    715,035 $    839,998  $    850,191
                                         ============ ============  ============

 (1) Segment financial and operating data does not include any inter-segment transactions or allocated costs.
 (2) Free-standing AL revenues represent the Company's consolidated revenues for the period throughout the year the communities were owned or leased. The Company acquired leasehold interests of 12 Free-standing ALs during 2001, including leasehold interests in ten acquired as of December 31, 2001. The results of these communities are reflected in the Company's income statement from the date of acquisition and, therefore, do not reflect a full year of operations until 2002.
 (3) Segment Operating Income is defined as segment earnings less segment operating expenses.
(4) Management Services represent the Company's management fee revenues, as well as reimbursed expenses of $5.5 million, $5.0 million and $7.3 million, respectively for the years ended December 31, 2003, 2002 and 2001.

(20) Commitments and Contingencies

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

During 2003, the Company's general and professional liability policy premiums were lower than 2002, but deductibles were higher, (retention levels ranging from $1,000,000 to $5,000,000). The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million. During the years ended December 31, 2003 and 2002, the Company expensed $5.5 million and $5.7 million, respectively, of general liability, and professional medical malpractice insurance premiums, claims, and costs related to multiple insurance years. Additionally, the Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2003.

The Company has operated under a large deductible workers' compensation program, with excess loss coverage provided by third party carriers, since July 1995. As of December 31, 2003, the Company's coverage for workers' compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $7.25 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of December 31, 2003, the Company provided cash collateralized letters of credit in the aggregate amount of $6.5 million related to this program, which is reflected as assets limited as to use on the Company's consolidated balance sheet. During the years ended December 31, 2003 and 2002, the Company expensed $4.8 million and $4.4 million, respectively, of workers' compensation premiums, claims, and costs related to multiple insurance years. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2003. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

On January 1, 2002, the Company initiated a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $18.9 million for aggregate calendar 2003 claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. During the year ended December 31, 2003, the Company has expensed $10.1 million of employee medical insurance claims and costs. The Company has accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2003.

Leases

As of December 31, 2003, the Company operated 41 of its senior living communities under long-term leases. Of the 41 communities, 24 are operated under four master lease agreements, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from four to 22 years. Certain of the leases provide for renewal and purchase options. Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on occupancy levels or other measures. Contingent lease payments are expensed when incurred.

During 2003, the Company entered into lease agreements for five Retirement Centers. Three of the Retirement Centers were previously owned and two previously managed by the Company. These transactions will result in increased annual lease expense of approximately $20 million, offset by $69.9 million of deferred gain, of which approximately $6.9 million will be recognized annually. See note 10.

Total lease expense was $47.1 million, $71.6 million and $35.4 million for 2003, 2002, and 2001, respectively. Lease expense for 2002 and 2001 includes residual value guarantee losses of $30.8 million and $7.9 million, respectively.

Future minimum lease payments at December 31, 2003 are as follows
(in thousands):

       2004                                             $ 64,497
       2005                                               65,698
       2006                                               66,940
       2007                                               68,223
       2008                                               67,364
       Thereafter                                        542,596
                                               ------------------
                                                       $ 875,318
                                               ==================

Management Agreements

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

In connection with the execution of certain management contracts, the Company assumed a debt guarantee on the mortgage debt of one of the managed communities. At December 31, 2003, $16.8 million was outstanding under the debt agreement. In addition, the Company has additional guaranteed mortgage debt of approximately $18.9 million of which $10.2 million relates to a Retirement Center which the Company leases, and $8.7 million relates to a joint ventures which the Company manages.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at December 31, 2002.

Other

A portion of the Company's skilled nursing revenues are attributable to reimbursements under Medicare. Certain temporary rate add-ons for the Company's skilled nursing reimbursement rates expired effective October 1, 2002, but were largely offset by the October 1, 2003 rate increases. In addition, certain per person annual limits on therapy services, which were effective September through December 2003, but have now been placed on moratorium for two years. Such limits are not expected to have a significant impact on the Company.

(21) Related Party Transactions

W.E. Sheriff, the Company's chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns Freedom Plaza Care Center (FPCC), a 128-bed nursing and 44-bed assisted living center and approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed July 2001. Pursuant to the terms of its development agreement with Maybrook, the Company received a development fee of $46,875 in 2001. Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. Total lease payments during 2003, 2002 and 2001 under this lease were $2.1 million, $2.1 million and $1.1 million, respectively.

During 2001 and 2000, the Company acquired leasehold interests in six Free-standing ALs owned by affiliates of John Morris, a director of the Company. The Company issued a $7.6 million, 9.63% fixed interest only note, due October 1, 2008. This note, and certain similar notes, are secured by the Company's interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities.

(22)  Subsequent Events

The Series B Notes are convertible into shares of the Company's common stock at any time prior to their April 1, 2008 maturity, at the option of the holder, at a conversion price of $2.25 per share. On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its 10% Series B Notes Due 2008. The Series B Notes selected by the Trustee will be redeemed on March 12, 2004 at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. Subsequent to December 31, 2003, as of March 5, 2004, holders of Series B Notes elected to convert $4.8 million of the $10.9 million outstanding at December 31, 2003 of convertible debentures to 2,139,113 shares of common stock at the conversion price of $2.25 per share. As of March 4, 2004, $6.0 million of the Series B Notes remained outstanding.

On March 4, 2004, the Company refinanced $38.6 of mortgage debt which had a scheduled maturity of April 2005, with a total of $43.1 million of mortgage debt. A loan of $38.4 million with a seven year maturity is secured by three Free-standing ALs and a second loan with a two year maturity for $4.7 million is secured by a fourth Free-standing AL which is currently held-for-sale. The $38.4 million mortgage debt bears interest at a variable rate with a 5% floor, the $4.7 million bears interest at a variable rate with a floor of 6.5%, while the $38.6 million of mortgage debt which was replaced had a variable rate with a 6.75% floor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

American Retirement Corporation's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 19, 2004 to be filed with the Securities and Exchange Commission (the "SEC") under the captions "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance." Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption "Executive Officers."

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 19, 2004 to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled "Security Ownership of Management and Certain Beneficial Owners" and "Executive Compensation" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 19, 2004 to be filed with the SEC.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 19, 2004 to be filed with the SEC.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled "Fees Billed to the Company by KPMG LLP During 2003 and 2002" in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held May 19, 2004 to be filed with the SEC.


                                PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K

Item 15. (a)(1)  Financial Statements:  See Item 8
            (2)  Financial Statement Schedules:  See Item 8
            (3)  Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit
Number                     Description
---------                  -----------
  3.1 Charter of the Registrant (restated electronically for SEC filing purposes only)(1)
  3.2             Bylaws of the Registrant, as amended(2)
  4.1             Specimen Common Stock certificate(3)
  4.2             Article 8 of the Registrant's Charter (included in Exhibit
                  3.1)
  4.3 Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company(4)
  4.4 Indenture, dated September 26, 2002, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 5 3/4% Series A Senior Subordinated Notes Due 2002(5)
  4.5 Indenture, dated September 26, 2002, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 10% Series B Convertible Senior Subordinated Notes Due 2008(5)
 10.1 American Retirement Corporation 1997 Stock Incentive Plan, as amended(6)
 10.2             American Retirement Corporation Employee Stock Purchase
                  Plan(3)
 10.3             First Amendment to Employee Stock Purchase Plan(7)
 10.4             Second Amendment to Employee Stock Purchase Plan(8)
 10.5             Third Amendment to Employee Stock Purchase Plan
 10.6             American Retirement Corporation 401(k) Plan and Trust Adoption
                  Agreement(6)
 10.7             Amendment No. 1 to American Retirement Corporation 401(k) Plan
 10.8             Officers' Incentive Compensation Plan(3)
 10.9             American Retirement Corporation Supplemental Executive
                  Retirement Plan
10.10 Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P.(9)
10.11 Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership(9)
10.12 Letter of Intent, dated February 24, 1997, by Nationwide Health Properties, Inc. to American Retirement Corporation(3)
10.13 Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc., as Lessee(7)
10.14 Financing and Security Agreement, dated June 8, 1999, by and among ARC Capital Corporation II and Bank United, as Agent(10)
10.15 Loan Commitment, dated July 30, 1999, among American Retirement Corporation and Guaranty Federal Bank, F.S.B.(10)
10.16             Term Sheet, dated May 28, 1999, among Health Care REIT, Inc.
                  and American Retirement Corporation(10)
10.17 Construction Loan Agreement, dated March 17, 2000 between Freedom Village of Sun City Center, Ltd. and Suntrust Bank, Tampa Bay(11)
10.18 Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans(11)
10.19 Construction Loan Agreement, dated September 28, 2000 between ARC Scottsdale, LLC and Guaranty Federal Bank, F.S.B.(12)
10.20             First Amendment to Amended and Restated Financing and Security
                  Agreement(12)
10.21             First Amendment to Amended and Restated Guaranty of Payment
                  Agreement(12)
10.22 Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000(13)
10.23             Executive Change in Control Severance Benefits Plan(14)
10.24 Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc. and ARC HDV, LLC(6)

10.25             Master Lease and Security Agreement, dated July 31, 2001,
                  between ARC Pinegate, L.P., ARC Pearland, L.P., American
                  Retirement Corporation, Trinity Towers, L.P., ARC Lakeway,
                  L.P., ARC Spring Shadow, L.P., Nationwide Health Properties,
                  Inc. and NH Texas Properties, L.P.(6)
10.26             Real Estate Purchase and Sale Contract, dated November 9,
                  2001, between CNL Retirement Corp and American Retirement
                  Corporation(15)
10.27             Deed of Trust Note, dated December 3, 2001, between Highland
                  Mortgage Company and ARC Wilora Lake, Inc.(15)
10.28             Promissory Note, dated January 1, 2002, between SIRROM
                  Partners and C/M Corporation15 10.29Lease Agreement by and
                  between Countryside ALF, LLC and ARCLP - Charlotte, LLC, dated
                  January 1, 2002(16)
10.30             Lease Agreement by and between CNL Retirement - AM Illinois
                  L.P. and ARC Holley Court, LLC, dated February 11, 2002(16)
10.31             Lease Agreement by and between CNL Retirement - AM Colorado
                  L.P. and ARC Greenwood Village, Inc., dated March 21, 2002(16)
10.32             First Amendment to Master Lease and Security Agreement, dated
                  February 7, 2002(16)
10.33             Master Lease Agreement, dated March 29, 2002, between ARC
                  Shavano, L.P., ARC Richmond Heights, LLC, ARC Delray Beach,
                  LLC, ARC Victoria, L.P., ARC Carriage Club of Jacksonville,
                  Inc., ARC Post Oak, L.P. and Health Care Property Investors
                  Inc. (16)
10.34             Loan Agreement Among Fort Austin Real Estate Holdings, LLC, as
                  Borrower, Fort Austin Limited Partnership, as Operating
                  Lessee, and General Electric Capital Corporation, as Lender,
                  dated May 15, 2002(17)
10.35             Lease Agreement by and between Freedom Plaza Limited
                  Partnership, an Arizona Limited Partnership, and American
                  Retirement Corporation, a Tennessee Corporation, dated April
                  1, 2002(17)
10.36             Promissory Note dated April 1, 2002, between Freedom Plaza
                  Limited Partnership, an Arizona Limited Partnership, and
                  American Retirement Corporation, a Tennessee Corporation(17)
10.37             Promissory Note dated July 1, 2002, between GMAC Commercial
                  Mortgage Corporation, a California Corporation (as Lender),
                  and ARC Santa Catalina Real Estate Holdings, LLC, a Delaware
                  Corporation(5)
10.38             Master Lease Agreement (Pool I), dated July 9, 2002, between
                  ARC Pinegate, L.P., ARC Pearland, L.P., Trinity Towers, L.P.,
                  ARC Lakeway, L.P., ARC Spring Shadow, L.P., ARC Shadowlake,
                  L.P., ARC Willowbrook, L.P., ARC Park Regency, Inc., ARC
                  Parklane, Inc., Nationwide Health Properties, Inc., and
                  NH Texas Properties L.P.(5)
10.39             Master   Lease Agreement (Pool II), dated July 9, 2002,
                  between American Retirement Corporation, ARC Naples, LLC,
                  ARC Aurora, LLC, ARC Lakewood, LLC, ARC Heritage Club, Inc.,
                  ARC Countryside, LLC, ARC Cleveland Park, LLC, Nationwide
                  Health Properties, Inc., and MLD Delaware Trust(5)
10.40             Amended and Restated Loan Agreement, dated as of September 30,
                  2002, between ARCPI Holdings, Inc. and Health Care Property
                  Investors, Inc.(5)
10.41             Master Lease Agreement, dated as of September 30, 2002,
                  between Fort Austin Real Estate Holdings, LLC, ARC Santa
                  Catalina Real Estate Holdings, LLC, ARC Richmond Place Real
                  Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC,
                  ARC Sun City Center Real Estate Holdings, LLC, ARC Lake
                  Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real
                  Estate Holdings, LLC, Fort Austin Limited Partnership, ARC
                  Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom
                  Village of Holland, Michigan, Freedom Village of Sun City
                  Center, Ltd., Lake Seminole Square Management Company, Inc.,
                  Freedom Group-Lake Seminole Square, Inc. and ARC
                  Brandywine, LLC(5)
10.42             Loan Agreement, dated as of August 14, 2002, between ARCPI
                  Holdings, Inc. and Health Care Property Investors, Inc.(18)
10.43             Contribution Agreement, dated August 14, 2002, between ARCPI
                  Holdings, Inc., Fort Austin Limited Partnership, ARC Santa
                  Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of
                  Holland, Michigan, Freedom Village of Sun City Center, Ltd.,
                  Lake Seminole Square Management Company, Inc., Freedom
                  Group-Lake Seminole Square, Inc., ARC Brandywine, LLC and
                  Health Care Property Investors, Inc.(18)
10.44             Promissory Note dated December 17, 2002, between GMAC
                  Commercial Mortgage Corporation, a California Corporation
                  (as Lender), and ARC Sun City Center Real Estate Holdings,
                  LLC, a Delaware Corporation(1)
10.45             Second Amendment to Master Lease Agreement (Phase I), dated
                  February 28, 2003, between Health Care Property Investors,
                  Inc., a Maryland corporation, Texas HCP Holding, L.P., a
                  Delaware Limited Partnership, ARC Richmond Heights, LLC, a
                  Tennessee limited liability company, ARC Shavano, L.P., a
                  Tennessee limited partnership, ARC Delray Beach, LLC, a
                  Tennessee limited liability company, ARC Victoria, L.P., a
                  Tennessee limited partnership, ARC Carriage Club of
                  Jacksonville, Inc., a Tennessee
                  corporation, ARC Post Oak, L.P., a Tennessee limited
                  partnership, and ARC Boynton Beach, LLC, a Tennessee
                  limited liability company(19)
10.46             Lease  Agreement,  dated  August 25, 2003,  between  Alabama
                  Somerby, LLC and CNL Retirement DSL1 Alabama, LP.(20)
10.47             Lease  Agreement,  dated  August 25, 2003,  between  Alabama
                  Somerby, LLC and CNL Retirement DSL1 Alabama, LP.(20)
10.48             Promissory  Note,  dated  as of  August  25,  2003,  between
                  Alabama Somerby, LLC and Daniel Senior Living, L.L.C.(20)
10.49             Contract of Acquisition and Agreement to Make Loan, dated as
                  of  September  23,  2003,   between   Health  Care  Property
                  Investors, Inc. and ARCPI Holdings, Inc.(20)
10.50             Second  Amendment to Loan  Agreement,  dated as of September
                  23,  2003,  between  ARCPI  Holdings,  Inc.  and Health Care
                  Property Investors, Inc.(20)
10.51             First  Amendment  to  Master  Lease  Agreement,  dated as of
                  September   23,  2003,   between  Fort  Austin  Real  Estate
                  Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC,
                  ARC Richmond  Place Real Estate  Holdings,  LLC, ARC Holland
                  Real Estate  Holdings,  LLC, ARC Sun City Center Real Estate
                  Holdings,   LLC,  ARC  Lake  Seminole   Square  Real  Estate
                  Holdings,  LLC, ARC Brandywine  Real Estate  Holdings,  LLC,
                  Fort Austin Limited Partnership,  ARC Santa Catalina,  Inc.,
                  ARC  Richmond  Place,  Inc.,  Freedom  Village  of  Holland,
                  Michigan,  Freedom  Village of Sun City Center,  Ltd.,  Lake
                  Seminole Square Management Company, Inc., Freedom Group-Lake
                  Seminole Square, Inc. and ARC Brandywine, LLC.(20)
21                Subsidiaries of the Registrant
23                Consent of KPMG LLP
31.1              Certification of W.E. Sheriff pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.
31.2              Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1              Certification of W.E. Sheriff pursuant to 18 U.S.C.  Section
                  1350,   as  adopted   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act of 2002.
32.2              Certification  of Bryan D. Richardson  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
1 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
2 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
3 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-23197).
4 Incorporated by reference to the Registrant's Current Report on Form 8-K, dated November 24, 1998.
5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
8 Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No 333-106669).
9 Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-34339).
10 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
11 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
12 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
13 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
14 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
15 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
16 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
17 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
18 Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 15, 2002.
19 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
20 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(b)        Reports on Form 8-K.

           On October 8, 2003, the Company filed with the SEC a Form 8-K (Item
           2) reporting that the Company had completed a multi-property transaction that involved the sale lease-back of three Retirement Centers and the sale of a fourth Retirement Center. The Company also reported that it had entered into a long-term agreement to manage the fourth community for an unaffiliated third party and had obtained mortgage financings that are secured by certain land parcels adjoining two of the communities.

           On November 6, 2003, the Company furnished to the SEC a Form 8-K (Items 7 and 12) containing a press release issued by the Company announcing its third quarter 2003 earnings results.

           On November 6, 2003, the Company furnished to the SEC a Form 8-K (Items 7, 9 and 12) containing supplemental financial information relating to the Company's third quarter 2003 results.

           Notwithstanding the foregoing, information furnished under Item 9 and
           Item 12 of our Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMERICAN RETIREMENT CORPORATION

March 8, 2004             By:    /s/ W.E. Sheriff
                               ---------------------------------------
                                W.E. Sheriff
                                Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                       Date

/s/ W.E. Sheriff                    Chairman,                      March 8, 2004
---------------------------------   Chief Executive Officer
    W.E. Sheriff                    and President
                                    (Principal Executive Officer)

    /s/ Bryan D. Richardson         Executive Vice President -     March 8, 2004
---------------------------------   Finance and Chief Financial
    Bryan D. Richardson             Officer (Principal Financial
                                    and Accounting Officer)

    /s/ Frank M. Bumstead           Director                       March 8, 2004
---------------------------------
    Frank M. Bumstead

    /s/ Christopher J. Coates       Director                       March 8, 2004
---------------------------------
    Christopher J. Coates

                                    Director                       March -, 2004
---------------------------------
    Donald D. Davis

    /s/ John C. McCauley            Director                       March 8, 2004
---------------------------------
    John C. McCauley

    /s/ John A. Morris, Jr., M.D.   Director                       March 8, 2004
---------------------------------
    John A. Morris, Jr., M.D.

    /s/ Daniel K. O'Connell         Director                       March 8, 2004
---------------------------------
    Daniel K. O'Connell

    /s/ J. Edward Pearson           Director                       March 8, 2004
---------------------------------
    J. Edward Pearson

     /s/ Nadine C. Smith            Director                       March 8, 2004
---------------------------------
    Nadine C. Smith

    /s/ Lawrence J. Stuesser        Director                       March 8, 2004
---------------------------------
      Lawrence J. Stuesser


                                    American Retirement Corporation
                            Schedule II - Valuation and Qualifying Accounts

                                                     Additions
                                            ----------------------------
                                Balance at   Charged to    Charged to                   Balance at
                               Beginning of  costs and       other                        End of
          Description             Period      expenses      accounts    Deductions        Period
--------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
   Year ended December 31, 2001 $     1,352 $     1,460  $           -  $    (127)   $           2,685
                               =========================================================================
   Year ended December 31, 2002 $     2,685 $       661  $           -  $    (923)   $           2,423
                               =========================================================================
   Year ended December 31, 2003 $     2,423 $       492  $           -  $    (652)   $           2,263
                               =========================================================================

Deferred Tax Valuation Account
   Year ended December 31, 2001 $     8,717 $     7,511  $           -  $       -    $          16,228
                               =========================================================================
   Year ended December 31, 2002 $    16,228 $    31,706  $           -  $       -    $          47,934
                               =========================================================================
   Year ended December 31, 2003 $    47,934 $     8,537  $            - $       -    $          56,471
                               =========================================================================

Reserve for Contractual loss
   Year ended December 31, 2001 $       811 $       443  $            - $     (467)  $             787
                               =========================================================================
   Year ended December 31, 2002 $       787 $         -  $            - $      (90)  $             697
                               =========================================================================
   Year ended December 31, 2003 $       697 $         -  $            - $      (21)  $             676
                               =========================================================================



See accompanying independent auditors' report.


                                     American Retirement Corporation
                               Schedule IV - Mortgage Loans on Real Estate

                                                                                         Principal amount
                                   Final    Periodic                          Carrying   of loans subject
                       Interest   Maturity   Payment             Face amount  amount of   to delinquent
     Description         Rate       Date      Terms     Prior        of      mortgages(2) principal or
                                                        liens     mortgages                  interest
---------------------------------------------------------------------------------------------------------

First mortgage loan         5.90% 1-Jun-38         (1)        -      18,283       18,283               -
                                                      ---------------------------------------------------
                                                       $      -  $   18,283  $    18,283   $           -
                                                      ===================================================

(1) Principal payment based upon a June 1, 2038 amortization schedule with outstanding principal due at maturity.
(2) The carrying amount of the mortgage for federal income tax purposes is $18,283.
                                                      ----------
Balance at December 31, 2000                          $  88,505
                                                      ==========
   Additions during period:
      New mortgage loans                        6,285
   Deductions during period:
      Collections of principal                (14,633)
      Write offs of impaired
       loans                                     (652)
                                           ---------------------
Balance at December 31, 2001                          $  79,505
                                                      ==========
   Additions during period:
      New mortgage loans                       18,548
   Deductions during period:
      Collections of principal                   (109)
      Other(3)                                (79,505)
                                           ---------------------
Balance at December 31, 2002                          $  18,439
                                                      ==========
      Collections of principal                   (156)
                                                      ----------
Balance at December 31, 2003                          $  18,283
                                                      ==========

(3) Principal payment based upon forgiveness of note receivables in exchange for termination of certain leases.




See accompanying independent auditors' report.

                                                                    Exhibit 21
                         Subsidiaries of the Registrant

1.       Alabama Somerby, LLC, a Delaware limited liability company
2.       ARC Air Force Village, L.P., a Tennessee limited partnership
3.       ARC Aurora, LLC, a Tennessee limited liability company
4.       ARC Bahia Oaks, Inc., a Tennessee corporation
5.       ARC Boca Raton, Inc., a Tennessee corporation
6.       ARC Boynton Beach, LLC, a Tennessee limited liability company
7.       ARC Brandywine, LLC, a Tennessee limited liability company
8. ARC Brandywine Real Estate Holdings, LLC, a Delaware limited liability company
9.       ARC Brookmont Terrace, Inc., a Tennessee corporation
10.      ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation
11.      ARC Castle Hills, L.P., a Tennessee limited partnership
12.      ARC Charlotte, Inc., a Tennessee corporation
13.      ARC Cleveland Heights, LLC, a Tennessee limited liability company
14.      ARC Cleveland Park, LLC, a Tennessee limited liability company
15.      ARC Coconut Creek, LLC, a Tennessee limited liability company
16.      ARC Coconut Creek Management, Inc., a Tennessee corporation
17.      ARC Corpus Christi, LLC, a Tennessee limited liability company
18.      ARC Countryside, LLC, a Tennessee limited liability company
19.      ARC Creative Marketing, LLC, a Tennessee limited liability company
20.      ARC Cypress Station, L.P., a Tennessee limited partnership
21.      ARC Deane Hill, LLC, a Tennessee limited liability company
22.      ARC Delray Beach, LLC, a Tennessee limited liability company
23.      ARC Flint, Inc., a Tennessee corporation
24.      ARC Fort Austin Properties, LLC, a Tennessee limited liability company
25.      ARC Freedom, LLC, a Tennessee limited liability company
26.      ARC Greenwood Village, Inc., a Tennessee corporation
27.      ARC Hampton Post Oak, Inc., a Tennessee corporation
28.      ARC HDV, LLC, a Tennessee limited liability company
29.      ARC Heritage Club, Inc., a Tennessee corporation
30.      ARC Holland, Inc., a Tennessee corporation
31. ARC Holland Real Estate Holdings, LLC, a Delaware limited liability company
32.      ARC Holley Court, LLC, a Tennessee limited liability company
33.      ARC Holley Court Management, Inc., a Tennessee corporation
34.      ARC Homewood Corpus Christi, L.P., a Tennessee limited partnership
35.      ARC Homewood Victoria, Inc., a Tennessee corporation
36.      ARC Imperial Plaza, Inc., a Tennessee corporation
37.      ARC Imperial Services, Inc., a Tennessee corporation
38.      ARC Lady Lake, Inc., a Tennessee corporation
39. ARC Lake Seminole Square Real Estate Holdings, LLC, a Delaware limited liability company
40.      ARC Lakeway, L.P., a Tennessee limited partnership
41.      ARC Lakewood, LLC, a Tennessee limited liability company
42.      ARC LifeMed, Inc., a Tennessee corporation
43.      ARC Lowry, LLC, a Tennessee limited liability company
44.      ARCLP-Charlotte, LLC, a Tennessee limited liability company
45.      ARC LP Holdings, LLC, a Tennessee limited liability company
46.      A.R.C. Management Corporation, a Tennessee corporation
47.      ARC Management, LLC, a Tennessee limited liability company
48.      ARC Naples, LLC, a Tennessee limited liability company
49.      ARC Northwest Hills, L.P., a Tennessee limited partnership
50.      ARC Oakhurst, Inc., a Tennessee corporation
51.      ARC Parklane, Inc., a Tennessee corporation

52.      ARC Park Regency, Inc., a Tennessee corporation
53.      ARC Partners II, Inc., a Tennessee corporation
54.      ARC Pearland, L.P., a Tennessee limited partnership
55.      ARC Pecan Park, L.P., a Tennessee limited partnership
56.      ARC Pecan Park/Padgett, Inc., a Tennessee corporation
57.      ARC Peoria, LLC, a Tennessee limited liability company
58.      ARCPI Holdings, Inc., a Delaware corporation
59.      ARC Pinegate, L.P., a Tennessee limited partnership
60.      ARC Post Oak, L.P., a Tennessee limited partnership
61.      ARC Richmond Heights, LLC, a Tennessee limited liability company
62.      ARC Richmond Place, Inc., a Delaware corporation
63. ARC Richmond Place Real Estate Holdings, LLC, a Delaware limited liability company
64.      ARC Rossmoor, Inc., a Tennessee corporation
65.      ARC Santa Catalina, Inc., a Tennessee corporation
66.      ARC SCC, Inc., a Tennessee corporation
67.      ARC Scottsdale, LLC, a Tennessee limited liability company
68.      ARC Shadowlake, L.P., a Tennessee limited partnership
69.      ARC Shavano, L.P., a Tennessee limited partnership
70.      ARC Shavano Park, Inc., a Tennessee corporation
71.      ARC Somerby Holdings, Inc., a Tennessee corporation
72.      ARC Spring Shadow, L.P., a Tennessee limited partnership
73.      ARC Sun City Center, Inc., a Tennessee corporation
74. ARC Sun City Center Real Estate Holdings, LLC, a Delaware limited liability company
75.      ARC Sun City Golf Course, Inc., a Tennessee corporation
76.      ARC Tarpon Springs, Inc., a Tennessee corporation
77.      ARC Tennessee GP, Inc., a Tennessee corporation
78.      ARC Therapy Services, LLC, a Tennessee limited liability company
79.      ARC Victoria, L.P., a Tennessee limited partnership
80.      ARC Westlake Village, Inc., a Tennessee corporation
81.      ARC Westover Hills, L.P., a Tennessee limited partnership
82.      ARC Willowbrook, L.P., a Tennessee limited partnership
83.      ARC Wilora Assisted Living, LLC, a Tennessee limited liability company
84.      ARC Wilora Lake, Inc., a Tennessee corporation
85.      Assisted Care of the Villages, a Florida general partnership
86. Flint Michigan Retirement Housing L.L.C., a Michigan limited liability company
87.      Fort Austin Limited Partnership, a Texas limited partnership
88.      Freedom Group-Lake Seminole Square, Inc., a Tennessee corporation
89.      Freedom Group-Naples Management Company, Inc., a Tennessee corporation
90.      Freedom Village of Holland, Michigan, a Michigan general partnership
91.      Freedom Village of Sun City Center, Ltd., a Florida limited partnership
92. Homewood at Brookmont Terrace, LLC, a Tennessee limited liability company
93.      LaBarc, L.P., a Tennessee limited partnership
94.      Lake Seminole Square Management Company, Inc., a Tennessee corporation
95.      LifeMed, LLC, a Delaware limited liability company
96.      Plaza Professional Pharmacy, Inc., a Virginia corporation
97.      Trinity Towers Limited Partnership, a Tennessee limited partnership

                                                                    Exhibit 23


                              ACCOUNTANTS' CONSENT

The Board of Directors
American Retirement Corporation

We consent to incorporation by reference in the Registration Statement Nos. 333-28657, 333-66821, 333-40162, 333-94747 and 333-106669 on Form S-8 of
American Retirement Corporation of our report dated March 4, 2004, relating to the consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, and all related schedules, which report appears in the December 31, 2003 annual report on Form 10-K of American Retirement Corporation.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and impairment of long-lived assets and discounted operations in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets."



/s/ KPMG LLP

Nashville, Tennessee
March 8, 2004

                                                                Exhibit 31.1
                                  CERTIFICATION


I, W.E. Sheriff, certify that:

1. I have reviewed this Annual Report on Form 10-K of American Retirement Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 8, 2004

/s/ W.E. Sheriff
-----------------------------------------------
W.E. Sheriff
Chairman, Chief Executive Officer and President

                                                                Exhibit 31.2


                                  CERTIFICATION


I, Bryan D. Richardson, certify that:

1. I have reviewed this Annual Report on Form 10-K of American Retirement Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  March 8, 2004

/s/ Bryan D. Richardson
--------------------------------------
Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer

                                                                 Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Retirement Corporation (the "Company") on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004 (the "Report"), I, W.E. Sheriff, Chairman, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ W.E. Sheriff
-----------------------------------------------------------
W.E. Sheriff
Chairman, Chief Executive Officer and President
March 8, 2004

                                                                Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Retirement Corporation (the "Company") on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004 (the "Report"), I, Bryan D. Richardson, Executive Vice President - Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bryan D. Richardson
------------------------------------------------
Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer
March 8, 2004