Form 10-Q
period 2004-03-31
AMERICAN RETIREMENT CORP
filed 2004-05-07
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  X

As of May 5, 2004, 24,533,345 shares of the Registrant’s common stock, $.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$14,888	$17,192
Assets limited as to use	22,198	20,947
Accounts receivable, net of allowance for doubtful accounts	15,956	14,902
Inventory	1,283	1,308
Prepaid expenses	4,959	3,900
Deferred income taxes	2,936	2,936
Assets held-for-sale	4,512	6,426
Other current assets	6,827	10,989

Total current assets	73,559	78,600

Assets limited as to use, excluding amounts classified as current	22,377	22,654
Land, buildings and equipment, net of accumulated depreciation	533,219	533,145
Notes receivable	18,834	18,925
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	31,715	33,207
Other assets	49,884	51,289

Total assets	$766,051	$774,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,436	$16,215
Debt associated with assets held-for-sale	2,300	7,000
Accounts payable	4,669	4,800
Accrued interest	3,029	3,330
Accrued payroll and benefits	9,970	10,536
Accrued property taxes	6,142	10,742
Other accrued expenses	7,194	8,234
Other current liabilities	10,951	9,140

Total current liabilities	57,691	69,997

Long-term debt, excluding current portion	346,234	348,320
Refundable portion of entrance fees	75,871	72,980
Deferred entrance fee income	139,559	139,813
Tenant deposits	4,673	4,751
Deferred gains on sale-leaseback transactions	90,050	92,596
Deferred income taxes	5,360	5,360
Other long-term liabilities	19,577	17,774

Total liabilities	739,015	751,591

Minority interest	21,779	21,885

Commitments and contingencies (See notes)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 23,600,396 and 19,670,501 shares issued and outstanding, respectively	236	197
Additional paid-in capital	160,107	150,896
Accumulated deficit	(155,086)	(150,286)

Total shareholders’ equity	5,257	807

Total liabilities and shareholders’ equity	$766,051	$774,283

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,

	2004	2003

Revenues:
Resident and health care	$107,951	$95,308
Management and development services	424	450
Reimbursed expenses	768	688

Total revenues	109,143	96,446

Operating expenses:
Community operating expenses	73,852	68,246
General and administrative	6,588	5,981
Lease expense	15,114	10,134
Depreciation and amortization	6,913	6,831
Amortization of leasehold acquisition costs	718	518
Reimbursed expenses	768	688

Total operating expenses	103,953	92,398

Operating income	5,190	4,048

Other income (expense):
Interest expense	(9,701)	(14,317)
Interest income	602	697
Gain (loss) on sale of assets	105	(58)
Other	111	63

Other income (expense), net	(8,883)	(13,615)

Loss before income taxes and minority interest	(3,693)	(9,567)

Income tax expense	145	130

Loss before minority interest	(3,838)	(9,697)

Minority interest in earnings of consolidated subsidiaries, net of tax	(962)	(1,273)

Net loss	$(4,800)	$(10,970)

Basic and diluted loss per share	$(0.23)	$(0.63)

Weighted average shares used for basic and dilutive loss per share data	21,258	17,343

See accompanying notes to the condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(4,800)	$(10,970)
Adjustments to reconcile loss from operations to net cash provided (used by) operations:
Depreciation and amortization	7,631	7,349
Amortization of deferred financing costs	801	431
Entrance fee items:
Amortization of deferred entrance fee revenue	(4,526)	(4,151)
Proceeds from entrance fee sales	10,665	7,008
Refunds of entrance fee terminations	(3,112)	(3,652)
Amortization of deferred gain on sale-leaseback transactions	(2,546)	(869)
Minority interest in earnings of consolidated subsidiaries	962	1,273
Losses from unconsolidated joint ventures	144	117
(Gain) loss on sale of assets	(105)	58
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(1,054)	205
Inventory	25	114
Prepaid expenses	(1,059)	(75)
Other assets	4,384	1,673
Accounts payable	(131)	1,306
Accrued interest	(114)	790
Other accrued expenses and other current liabilities	(4,355)	(2,762)
Tenant deposits	(78)	(24)
Other liabilities	1,803	334

Net cash provided (used) by operations	4,535	(1,845)

Cash flows from investing activities:
Additions to land, buildings and equipment	(4,665)	(2,484)
Purchase of assets limited as to use, net	(974)	(235)
Receipts on notes receivable	91	55
Other investing activities	366	(91)

Net cash used by investing activities	(5,182)	(2,755)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	43,645	6,886
Principal payments on long-term debt	(45,851)	(3,657)
Accrual of deferred interest	1,988	2,972
Distributions to minority interest holders	(1,068)	(1,627)
Principal reductions in master trust liability	(322)	(366)
Accrual of contingent earnouts	—	(594)
Expenditures for financing costs	(165)	(307)
Proceeds from the issuance of stock	35	—
Proceeds from the exercise of stock options	81	—

Net cash (used) provided by financing activities	(1,657)	3,307

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

	Three months ended March 31,

	2004	2003

Net decrease in cash and cash equivalents	(2,304)	(1,293)
Cash and cash equivalents at beginning of period	17,192	18,684

Cash and cash equivalents at end of period	$14,888	$17,391

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (including capitalized interest)	$6,574	$9,532

Income taxes paid	$270	$—

Supplemental disclosure of non-cash transactions:

During the three months ended March 31, 2004, the Company issued 3,892,728 shares of common stock, par value $0.01 per share, to certain holders of the Company’s 10% Series B Convertible Senior Subordinated Notes (Series B Notes). The holders elected to convert $8.8 million of the convertible debentures to common stock at the conversion price of $2.25 per share. As a result, debt and equity were adjusted as follows:

	2004	2003

Long-term debt	$(8,759)	$—
Common stock	39	—
Additional paid-in capital	8,720	—

During the three months ended March 31, 2003, the Company amended a lease agreement.  Under this amendment, the lease, which had been accounted for as a financing, is now accounted for as an operating lease.  As a result, assets and liabilities were adjusted as follows:

	2004	2003

Land, building and equipment	$—	$4,879
Other assets	—	821
Long-term debt	—	(4,879)

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. During the three months ended March 31, 2004, the Company determined that three communities previously classified as held-for-sale and accounted for as discontinued operations would no longer be held-for-sale and accordingly, prior period amounts have been restated to include the communities’ activities in continuing operations (see Note 10). In addition, certain other fiscal year 2003 amounts have been reclassified to conform to the fiscal year 2004 presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

2. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary of the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities’ assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the circumstances in which the variable interest entities are consolidated. See Note 13. Under this literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the subject communities and is the primary beneficiary of the managed entities’ earnings or losses. As a result, beginning in 2004, the Company consolidates the results of a managed community (Freedom Square) as part of the Retirement Center segment, and has restated all prior periods presented to conform to this presentation. All significant inter-company balances and transactions are eliminated in consolidation.

3. Segment Information

The Company operates principally in three business segments: (1) retirement centers (Retirement Centers), (2) free-standing assisted living residences (Free-standing ALs), and (3) management services (Management Services). The Company currently operates 28 Retirement Centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 28 Retirement Centers, the Company owns seven, operates two pursuant to leases classified as financing obligations (which include purchase options), operates 18 pursuant to operating leases and consolidates one variable interest entity, a Retirement Center that the Company manages (Freedom Square).

The Company currently operates 33 Free-standing ALs. Free-standing ALs are generally comprised of stand-alone assisted living communities that are not located on a Retirement Center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing ALs are generally much smaller than Retirement Centers. Of the 33 Free-standing ALs operated by the Company, 12 are owned, seven are operated pursuant to leases classified as financing obligations, and 14 are operated pursuant to operating leases.

The Management Services segment includes fees from management agreements for communities owned by others, and reimbursed expense revenues together with associated expenses. The Management Services segment does not include any managed communities that the Company consolidates. The Company has five management agreements for Retirement Centers with third parties. Of the managed communities, two are cooperatives that are owned by their residents and two are owned by a not-for-profit sponsor. The remaining managed Retirement Center is owned by an unaffiliated third party.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three months ended March 31, 2004 and 2003, and total assets by segment at March 31, 2004 and December 31, 2003 (in thousands).(1)(2)(3)

	Three Months Ended March 31,

	2004	2003

Revenues
Retirement Centers	$85,288	$75,355
Free-standing ALs	22,663	19,953
Management services (4)	1,192	1,138

Total revenue	$109,143	$96,446

Retirement Centers
Resident and healthcare revenues	$85,288	$75,355
Community operating expense	56,791	51,297

Community operating contribution	$28,497	$24,058

Free-standing ALs
Resident and healthcare revenues	$22,663	$19,953
Community operating expense	17,061	16,949

Community operating contribution	$5,602	$3,004

Management services operating contribution	$424	$450

General and administrative expense	$6,588	$5,981
Lease expense	15,114	10,134
Depreciation and amortization (3)	7,631	7,349

	$5,190	$4,048

	March 31, 2004	December 31, 2003

Total Assets
Retirement Centers	$509,423	$513,905
Free-standing ALs	204,075	206,489
Management services	52,553	53,889

Total	$766,051	$774,283

(1)

Segment data does not include any inter-segment transactions or allocated costs. During the three months ended June 30, 2003, the Company determined that therapy revenues and expenses, previously reported net in Free-standing AL revenues, should be reported gross within the respective segments. The amounts for the three months ended March 31, 2003 have been reclassified to conform with the revised presentation.

(2)

On August 25, 2003, the Company acquired a leasehold interest in two Retirement Centers which had previously been managed by the Company. Subsequent to that date, the amounts have been classified as leased Retirement Centers.

(3)

During the quarter ended March 31, 2004, the Company determined that three Free-standing ALs previously held-for-sale and accounted for as discontinued operations would no longer be held-for-sale. The Company’s 2003 segment data has been restated to include the results of these three Free-standing ALs. In addition, the Company’s depreciation expense for the three months ended March 31, 2004 includes $536,000 of depreciation expense which would have been recognized in prior quarters if the assets had been continuously classified as held-for-use.

(4)	Management services revenue represents the Company’s management services revenue, as well as reimbursed expense revenue.

4. Stock Based Compensation

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

	Three Months Ended March 31,

	2004	2003

Net loss, as reported	$(4,800)	$(10,970)
Deduct total stock-based employee compensation expense determined under fair-value-based method	(166)	(151)

Pro forma net loss	$(4,966)	$(11,121)

Loss per share:
Basic and diluted - as reported	$(0.23)	$(0.63)
Basic and diluted - pro forma	$(0.23)	$(0.64)

5. Loss per Share

Basic and diluted loss per share for the three months ended March 31, 2004 has been computed on the basis of the weighted average number of shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  During the three months ended March 31, 2004, there were approximately 1.6 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period. There were no options to purchase shares of common stock outstanding during the three months ended March 31, 2003 which had an exercise price below the average market price of the common shares for the corresponding period.

The Company’s 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes) were not included in the computation of diluted earnings per share for the three months ended March 31, 2004. The Company had a net loss from continuing operations for the three months ended March 31, 2004 and, therefore, the effect of the Series B Notes would be anti-dilutive. At March 31, 2004, the Series B Notes were convertible into 919,918 shares of common stock. The average market price of the Company’s common stock outstanding during the three months ended March 31, 2004 was greater than the $2.25 per share conversion price.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were also not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the effect would be anti-dilutive.

	Three Months Ended March 31,

	2004	2003

Number of options (in thousands)	598	2,087
Weighted-average exercise price	$6.64	$4.78

6. Land, Buildings and Equipment

A summary of land, buildings, and equipment is as follows (in thousands):

	March 31, 2004	December 31, 2003

Land and improvements	$38,905	$38,801
Land held for development	5,767	3,667
Buildings and improvements	527,384	525,854
Furniture, fixtures, and equipment	50,281	48,732
Leasehold improvements	9,989	9,456

	632,326	626,510
Less accumulated depreciation and amortization	(103,368)	(96,572)
Construction in progress	4,261	3,207

Total	$533,219	$533,145

During the three months ended March 31, 2004, the Company consolidated a managed entity (Freedom Square) in accordance with new accounting literature. See Note 13. In addition, during the three months ended March 31, 2004, the Company determined that three Free-standing ALs, previously determined to be held-for-sale, would no longer be held-for sale. The Company’s December 31, 2003 land, buildings, and equipment accounts have been restated to include these four communities.

Depreciation expense was $6.8 million and $6.7 million for the three months ended March 31, 2004 and 2003, respectively. The depreciation expense for the three months ended March 31, 2004 includes $536,000 of depreciation expense which would have been recognized in prior quarters if the three Free-standing ALs previously identified as held-for-sale had been continuously classified as held-for-use.

7. Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):

	March 31, 2004	December 31, 2003

Note payable bearing interest at a fixed rate of 19.5%, compounding quarterly (“Mezzanine Loan”). Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007. The loan is secured by a security interest in the borrower subsidiary’s ownership interests in certain of its subsidiaries.	$79,914	$77,926

Convertible debentures (Series B Notes) bearing interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due. On April 1, 2004, the Company elected to redeem the balance of these debentures on April 30, 2004. See note 14.	2,070	10,856

Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and 2037. Interest rates at March 31, 2004 range from 3.67% to 9.50%. The loans are secured by certain land, buildings and equipment.	142,601	139,352

Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% to 9.39%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	99,337	100,275

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2005 and 2015. Variable and fixed interest rates at March 31, 2004 range from 1.07% to 9.625%. The loans are secured by certain land, buildings and equipment.	38,048	43,126

Total debt	361,970	371,535

Less current portion	13,436	16,215

Less debt associated with assets held-for-sale	2,300	7,000

Long-term debt, excluding current portion	$346,234	$348,320

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

March 31, 2004

For the twelve months ended March 31, 2005	$13,436
For the twelve months ended March 31, 2005, debt associated with assets held-for-sale	2,300
For the twelve months ended March 31, 2006	17,572
For the twelve months ended March 31, 2007	25,837
For the twelve months ended March 31, 2008	105,402
For the twelve months ended March 31, 2009	32,949
Thereafter	164,474

$361,970

In addition to the scheduled maturities of long-term debt, the Company will be required to pay all accrued but unpaid interest on the Mezzanine Loan up to maturity or earlier repayment. This balance will increase each quarter as another quarter of interest is accrued but unpaid, and as interest on amounts previously accrued compounds. Unless paid earlier, the accrued interest on the Mezzanine Loan at maturity (September 2007) will be approximately $37.9 million. The amount of interest which will have compounded at September 30, 2005, when the Mezzanine Loan permits prepayment, will be approximately $17.8 million.

During the three months ended March 31, 2004, the Company refinanced $38.6 of mortgage debt which had a scheduled maturity of April 2005, with a total of $43.1 million of mortgage debt, comprised of a $38.5 million mortgage loan and a $4.6 million mortgage loan. The $38.5 million loan has a seven-year maturity, and is secured by three Free-standing ALs. The $4.6 million loan has a two-year maturity and is secured by a fourth Free-standing AL. The $38.5 million mortgage debt bears interest at a variable rate with a 5.0% floor, and the $4.6 million mortgage loan bears interest at a variable rate with a floor of 6.5%.  The $38.6 million mortgage debt which was retired had a variable rate with a 6.75% floor.

On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its Series B Notes. On March 12, 2004, the Series B Notes that were not converted were redeemed at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. From January 1, 2004 through March 31, 2004, holders of Series B Notes had converted $8.8 million of the original $10.9 million aggregate principal amount of Series B Notes outstanding at December 31, 2003 into 3,892,728 shares of common stock at the conversion price of $2.25 per share. As of March 31, 2004, $2.1 million of the Series B Notes remained outstanding.  See Note 14.

In addition, the Company has guaranteed approximately $18.8 million of mortgage debt that is not reflected on the Company’s Balance Sheet, of which $10.2 million relates to a Retirement Center which the Company leases and $8.6 million relates to a joint venture which the Company manages.

During the year ended December 31, 2003, the Company entered into various financing transactions, which are described below.

September 2003 Transaction:
On September 23, 2003, the Company completed a multi-property transaction with Health Care Property Investors (HCPI) that involved the sale-leaseback of three Retirement Centers and the sale of a fourth Retirement Center. The Company also entered into a long-term agreement to manage the fourth community for an unaffiliated third party. The proceeds of the transaction were used to repay $112.8 million of first mortgage debt on the four Retirement Centers. In addition, after first mortgage prepayment costs of $1.0 million, a $3.0 million credit for existing minority interest in the properties, and transaction costs, the remaining proceeds of $51.8 million were used to repay a portion of the principal and accrued interest on the Mezzanine Loan.

The four Retirement Centers were valued in the transaction at $163.5 million, versus their net book value of $72.3 million. As a result of the transaction, the Company realized gains of $93.1 million.  During 2003, $23.2 million of these gains were recognized as a result of the sale of the fourth Retirement Center.  Gains of $69.9 million were deferred and will be recognized as a result of lease terms. Approximately $66.2 million of the deferred gains will be recognized over the initial ten year lease terms for the three Retirement Centers included in the September 2003 transactions. An additional $3.7 million of deferred gain will be recognized over the remaining thirteen years of a separate Retirement Center lease previously entered into with HCPI during the first quarter of 2002.  As part of the September 2003 transaction, this prior lease was amended to remove a purchase option related to the land, buildings and equipment of this community.  The lease was previously accounted for as a financing, but as a result of the amendment removing the purchase option, this lease is currently accounted for as an operating lease. The removal of the option resulted in the $19.7 million reduction of land, buildings and equipment and a $24.1 million reduction in debt.

The Company continues to operate all four Retirement Centers involved in the September 2003 transaction.  Three of the Retirement Centers were leased-back under a master lease agreement with an initial term of ten years, plus two ten year renewal options. The lease for these three Retirement Centers has been accounted for as an operating lease.  The initial lease rate for these three communities is 9.5%, with annual rent increases of 2.75%. The Company additionally agreed to manage the fourth Retirement Center for an unaffiliated third party under a long-term management agreement.  The initial term of the management agreement is ten years, plus two ten year renewal terms.  As a result of this transaction, the Company has reported management fee revenue earned under the management agreement for the Retirement Center, instead of including the revenues and expenses of this community as part of its consolidated fourth quarter results.

Recapitalization of Two Managed Communities:
In August 2003, the Company recapitalized two retirement centers that it had previously managed. The Company had previously invested $6.0 million for options to purchase these communities. On August 25, 2003, the options were sold to a third party buyer for $3.0 million, which then acquired each of the communities from the original developer. The buyer simultaneously entered into a long-term lease with a newly formed entity that is owned by the Company and the original developer of the communities. In order to complete the purchase transaction, the Company agreed on a non-recourse basis to pay the original developer $11.3 million to purchase its interest in the entity. The entity, which the Company consolidates, recorded $10.0 million as debt and will impute interest at prime, with all amounts due on the $11.3 million note on August 25, 2008. Upon payment of the $11.3 million note, the Company will own 100% of this entity. The lease provides an initial 15 year term, with two ten-year extension options.  The lease also provides for additional funding to the lessee depending upon the financial performance of the communities. The Company also acquired an option from the buyer to purchase the communities in nine years. Proceeds from the additional funding, if any, will be used first to satisfy the Company’s $11.3 million obligation to the original developer. The Company recorded leasehold acquisition costs of $13.0 million which consists of the $10.0 million obligation to the original developer and the balance of the purchase option sold to the third party buyer. The leasehold acquisition costs are being amortized over the base term of the leases.

Sale-Leaseback Transactions:
On February 28, 2003, the Company sold a Free-standing AL in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. As a result of the contingent earnout provision, this Free-standing AL lease is classified as a financing transaction and the Company recorded $6.5 million of lease obligation as debt, bearing interest at 8.76%. This community was added to a master lease agreement which the Company entered into on March 28, 2002, which previously included three Retirement Centers and three Free-standing ALs. The amended lease is a 15 year lease (approximately 13 years remaining) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company is no longer eligible for a contingent earnout relating to one of the Free-standing ALs previously held-for-sale, resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

8. Liquidity

As a result of the completion of several refinancings and sale-leaseback transactions during 2002, the Company is highly leveraged with substantial debt and lease obligations. During the past twelve months, the Company reduced its net loss and improved operating results from its Retirement Center, Free-standing AL and Management Services business segments. For the three months ended March 31, 2003 and 2004, respectively, net cash from operations activities improved from $1.8 million of cash used by operating activities to $4.5 million provided by operating activities, an increase of $6.3 million.

Approximately $271.0 million or 74.9% of the Company’s debt has fixed interest rates, which on a weighted average were 11.1% at March 31, 2004. The remaining $91.0 million or 25.1% of debt has variable interest rates, which on a weighted average were 5.2% at March 31, 2004.

The Company has scheduled current debt principal payments of $13.4 million and minimum rental obligations of $64.8 million under long-term operating leases due during the twelve months ended March 31, 2005. The Company also has $2.3 million of debt associated with assets held-for-sale, which are classified as current liabilities (of which $0 is due within the next twelve months by its contractual terms). When assets held-for-sale are sold, the Company will use most of the proceeds to repay mortgage debt and other related payments. In addition, as of March 31, 2004, the Company had guaranteed $18.8 million of third-party senior debt in connection with a community that the Company manages and a community that the Company leases.

As of March 31, 2004, the Company had approximately $14.9 million in unrestricted cash and cash equivalents and $15.9 million of working capital. The Company’s cash flows from operations were positive for the three months ended March 31, 2004, but may not be sufficient to meet future lease and debt obligations, including debt maturities. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

In order to meet its future debt maturities and other payment obligations, the Company must continue to improve its cash flow from operations and consummate various refinancing transactions as debt instruments or other obligations mature. There can be no assurance that the Company’s operations will improve as rapidly as anticipated or that the contemplated refinancing transactions can be consummated during the anticipated timeframes. The failure to make its periodic debt and lease payment obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

Certain of the Company’s current debt and lease agreements contain various financial and other restrictive covenants, which may restrict the Company’s flexibility in operating its business.  The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants during the next twelve months. However, there can be no assurances that the Company will remain in compliance with those covenants or that the Company’s creditors will grant amendments or waivers in the event of future non-compliance. Furthermore, because of cross-default and cross-collateralization provisions in many of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its payment obligations could result in default or acceleration of many of the Company’s other obligations. Failure to remain in compliance with its financial covenants, any non-payment, or other default with respect to such obligations could cause the Company’s lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse impact on the Company.

9. Refundable Entrance Fees and Deferred Entrance Fee Income

At March 31, 2004 and December 31, 2003, respectively, the balances for Master Trust, Refundable Entrance Fees and Deferred Entrance Fee Income (in thousands) were:

	Master Trust	Other Residency Agreements	Total

At March 31, 2004:
Other current liabilities	$1,380	$—	$1,380
Refundable portion of entrance fees	16,112	59,759	75,871
Deferred entrance fee income	19,564	119,995	139,559

	$37,056	$179,754	$216,810

	Master Trust	Other Residency Agreements	Total

At December 31, 2003:
Other current liabilities	$1,388	$—	$1,388
Refundable portion of entrance fees	15,068	57,912	72,980
Deferred entrance fee income	21,563	118,250	139,813

	$38,019	$176,162	$214,181

During the three months ended March 31, 2004, the Company consolidated a managed entity (Freedom Square) in accordance with new accounting literature. See Note 13. The Company’s December 31, 2003 Master Trust, Refundable Entrance Fees and Deferred Entrance Fee Income have been restated to include this managed entity.

10. Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a Free-standing AL would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional Free-standing ALs would also be held-for-sale. During the three months ended March 31, 2004, the Company determined that the three Free-standing ALs would no longer be held-for-sale. Accordingly, the Company’s condensed consolidated statement of operations and statement of cash flows for the three months ended March 31, 2003 have been restated to include the operations of these three Free-standing ALs in continuing operations (previously shown as discontinued operations).  In addition, during the three months ended March 31, 2004, the Company recorded approximately $536,000 of depreciation expense which would have been recognized during the period the communities were held-for-sale had the assets been continuously classified as held-for-use.

11. Assets Held-for-Sale

The Company had $4.5 million of assets classified as held-for-sale at March 31, 2004. These assets consist of approximately $3.8 million related to two land parcels which were originally purchased for development and $718,000 of other assets. Debt associated with assets held-for-sale at March 31, 2004 was $2.3 million, which is classified as a current liability (of which $0 is due over the next twelve months by its terms). During the three months ended March 31, 2004, the Company determined that the three Free-standing ALs, previously determined to be held-for-sale, would no longer be held-for-sale. The Company’s assets held-for-sale for the year ended December 31, 2003 have been restated to exclude the $13.7 million of assets related to these three Free-standing ALs.

12. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains commercial insurance on a claims-made basis for medical malpractice, workers’ compensation, and professional liabilities.

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

The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million for general and professional liability policies (retention levels ranging from $1,000,000 to $5,000,000). During the three months ended March 31, 2004, the Company expensed $1.1 million of general liability, and professional medical malpractice insurance premiums, claims and costs related to multiple insurance years. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of March 31, 2004.

The Company has operated under a large deductible workers’ compensation program, with excess loss coverage provided by third party carriers, since July 1995. As of March 31, 2004, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $5.2 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of March 31, 2004, the Company provided cash collateralized letters of credit in the aggregate amount of $5.5 million related to this program, which are reflected as assets limited as to use on the Company’s condensed consolidated balance sheet. During the three months ended March 31, 2004, the Company expensed $1.1 million of workers’ compensation premiums, claims and costs related to multiple insurance years. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of March 31, 2004. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers’ Compensation system. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

The Company maintains a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.3 million for aggregate calendar 2004 claims.  Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. During the three months ended March 31, 2004, the Company has expensed $2.8 million of employee medical insurance claims and costs. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of March 31, 2004.

Leases

As of March 31, 2004, the Company operated 41 of its senior living communities under long-term leases.  Of the 41 communities, 24 are operated under four master lease agreements, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The primary lease terms vary from four to 22 years.  Certain of the leases provide for renewal and purchase options.  Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on occupancy levels or other measures. Contingent lease payments are expensed when incurred.

Total lease expense was $15.1 million and $10.1 million for the three months ended March 31, 2004 and 2003, respectively.

Future minimum lease payments at March 31, 2004 are as follows (in thousands):

Twelve months ended March 31, 2005	$64,797
Twelve months ended March 31, 2006	66,015
Twelve months ended March 31, 2007	67,264
Twelve months ended March 31, 2008	67,999
Twelve months ended March 31, 2009	67,743
Thereafter	525,823

$859,641

Management Agreements

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

Regulatory Requirements

Federal and state governments regulate various aspects of the Company’s business.  The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes.  Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community’s license or closure of a community.  Management believes the Company was in compliance with such federal and state regulations at March 31, 2004.

13. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003),Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Based upon the Company’s current understanding of the current guidance provided by the FASB, the Company has three variable interest entities in which it holds a significant variable interest:

					Unit Capacity
	Commencement	Nature of	Ownership
Community	of Operations	Activity	(Loss Exposure)	Location	IL	AL	ME	SNF	Total

Freedom Square	July 1998	Managed	0.0%	Seminole, Florida	362	103	76	194	735

McLaren Homewood Village	April 2000	Joint Venture	37.5%	Flint, Michigan	14	71	31	—	116

Village of Homewood	April 1998	Joint Venture	50.0%	Lady Lake, Florida	—	32	15	—	47

					376	206	122	194	898

For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of an accounting change. The Company reviewed its managed entities and agreements, and has consolidated Freedom Square effective January 1, 2004, as well as for all periods presented.  As a result, the Company’s consolidated balance sheet at March 31, 2004 and December 31, 2003 includes an increase of $58.4 million and $59.2 million, respectively, to assets, liabilities and minority interests.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope. Adoption of the standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

14. Subsequent Event

The Series B Notes are convertible into shares of the Company’s common stock at any time prior to their April 1, 2008 maturity, at the option of the holder, at a conversion price of $2.25 per share. On April 1, 2004, the Company announced that it was electing to redeem the remaining $2.1 million principal balance of its Series B Notes due 2008. The remaining Series B Notes were redeemed on April 30, 2004 at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As of April 30, 2004, holders of Series B Notes elected to convert the $2.1 million of Series B Notes to 916,170 shares of common stock at the conversion price of $2.25 per share. The Company paid approximately $9,000 to redeem the balance of the Series B Notes on April 30, 2004 from its cash on hand. As of April 30, 2004, no Series B Notes remained outstanding.

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

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. While this trend continues, the steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced to some extent the oversupply in many of the Company’s markets in 2002 and 2003.  As a result, the Company was able to increase occupancy, and increase rates and reduce promotional discounting for its Free-standing ALs during 2003 and the first quarter of 2004.  The Company believes that new assisted living development will remain at sustainable levels and, accordingly, expects this trend to continue. The average length of stay in the Free-standing AL segment is approximately two years, which represents a challenge and an opportunity for the Company. The Company must find a number of new residents to maintain and build occupancy. However, it also has the opportunity to “mark-to-market” if it is able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

The Retirement Center segment is a more mature segment of the industry, and has seen demand and price increases in recent years, with new unit capacity entering the market at sustainable levels. Management expects this growth in demand and selling rate increases to continue over the next several years. The average length of stay is much longer in the Retirement Centers, approximately five years in the rental communities, and approximately 12 years in the EF Communities. In addition, the Company believes that many of its Retirement Centers benefit from significant barriers to entry from competitors, including the significant cost and length of time to develop competitive communities, the difficulty in finding acceptable development sites in the geographical areas in which the Company’s Retirement Centers are located, and the length of time and difficulty in developing strong competitive reputations.

The Company earns its revenues primarily by providing housing and services to its residents.  Approximately 85% of its revenues come from private pay sources, meaning that residents or their families pay from their own funds (or from the proceeds of their privately funded long-term care policies).  All private pay residents are billed in advance for the next month’s housing and care.  In addition, the Company receives revenues from the sale of entrance fee contracts at the Company’s EF Communities. While this cash is received at the time the resident moves in, the non-refundable portion of the entrance fee is primarily recognized as income for financial reporting purposes over the actuarial life of the resident.

The Company’s most significant expenses are:

•

Community operating expenses – Labor and labor related expenses for community associates represent approximately 60% of this line item.  Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance.  The Company increased its marketing expenditures in recent years in response to overcapacity in the assisted living industry and general economic conditions.

•

General and administrative – Labor costs also represent the largest component for this category, comprising the home office and regional staff supporting the communities.  Other significant items are liability insurance and related costs, travel, and legal and professional service costs.  In response to higher liability insurance costs and deductibles in recent years, and the inherent liability risk in providing personal and health-related services to seniors, the Company has significantly increased its staff and resources involved in quality assurance, compliance and risk management.

•

Lease expense – The Company’s lease expense has grown significantly over the past two years, as a result of the large number of sale-leaseback transactions completed in connection with various 2002 and 2003 financing transactions.  The Company’s lease expense includes the rent expense for all operating leases, including an accrual for lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes).

•

Depreciation and amortization expense – The Company incurs significant depreciation expense on its fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

•

Interest expense – The Company’s interest expense is comprised of interest on its outstanding debt and capital leases. The interest expense includes both the current cash portion (9.0%) and the accrued but deferred portion (10.5%) of the 19.5% interest under the Mezzanine Loan.

Results of Operations

Segment Results

The Company operates in three business segments:  Retirement Centers, Free-standing ALs, and Management Services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of the Company’s communities by operating segment at March 31, 2004 and 2003.

	Number of Communities / Total Ending Capacity March 31,		Ending Occupancy % / Ending Occupied Units March 31,		Average Occupancy % / Average Occupied Units Three Months Ended March 31,

	2004	2003	2004	2003	2004	2003

Retirement Centers	28	27	94%	93%	94%	94%
	8,870	8,537	8,374	7,969	8,376	7,994

Free-standing ALs	33	33	84%	81%	83%	80%
	3,002	2,997	2,520	2,414	2,505	2,405

Management Services	5	5	93%	90%	93%	89%
	1,190	1,363	1,101	1,224	1,051	1,209

Total	66	65	92%	90%	91%	90%
	13,062	12,897	11,995	11,607	11,932	11,608

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

	Three Months Ended March 31,		2004 vs. 2003

	2004	2003	Change	%

Revenues:
Retirement Centers	$85,288	$75,355	$9,933	13.2%
Free-standing ALs	22,663	19,953	2,710	13.6%
Management Services	1,192	1,138	54	4.7%

Total revenue	$109,143	$96,446	$12,697	13.2%

Retirement Centers
Ending occupied units	8,374	7,969	405	5.1%
Ending occupancy %	94%	93%	1%
Average occupied units	8,376	7,994	382	4.8%
Average occupancy %	94%	94%	0%
Revenue per occupied unit (per month)	$3,394	$3,142	$252	8.0%
Operating contribution per unit (per month)	1,134	1,003	131	13.0%

Resident and healthcare revenue	85,288	75,355	9,933	13.2%
Community operating expense	56,791	51,297	5,494	10.7%

Community operating contribution (2)	28,497	24,058	4,439	18.5%

Operating contribution margin (3)	33.4%	31.9%	1.5%	4.7%

Free-standing ALs
Ending occupied units (4)	2,394	2,291	103	4.5%
Ending occupancy % (4)	84%	81%	3%
Average occupied units (4)	2,384	2,282	102	4.5%
Average occupancy % (4)	84%	81%	3%
Revenue per occupied unit	$3,169	$2,915	$254	8.7%
Operating contribution per unit (per month)	783	439	344	78.5%

Resident and healthcare revenue	22,663	19,953	2,710	13.6%
Community operating expense	17,061	16,949	112	0.7%

Community operating contribution (2)	5,602	3,004	2,598	86.5%

Operating contribution margin (3)	24.7%	15.1%	9.7%	64.2%

Management services operating contribution (2)	$424	$450	$(26)	-5.8%

Total segment operating contributions	34,523	27,512	7,011	25.5%
As a % of total revenue	31.6%	28.5%	3.1%	10.9%

General and administrative	$6,588	$5,981	$607	10.1%
Lease expense	15,114	10,134	4,980	49.1%
Depreciation and amortization	6,913	6,831	82	1.2%
Amortization of leasehold costs	718	518	200	38.6%

Operating income	$5,190	$4,048	$1,142	28.2%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.

(2)	Segment operating contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(3)	Segment operating contribution margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

(4)

Excludes two Free-standing ALs owned by the Company through joint ventures. These joint ventures are not included in the consolidated Free-standing  AL segment results since the Company does not own a majority interest. The net results of these joint ventures are accounted for using the equity method and are included in other income (expense) in the Company’s condensed consolidated statement of operations.

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

The highlights of the Company’s 2004 and 2003 results of operations are as follows:

•

While the Company’s first quarter 2004 income statement shows significant improvement in operating income versus the prior year period, the Company continues to incur high costs related to debt service costs and lease obligations, and incurred a net loss of $4.8 million for the quarter.

•

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

•

The Free-standing ALs increased revenue and community operating contribution, primarily as a result of a 8.7% increase in revenue per unit, as well as an increase in occupancy from 81% to 84% during the period from March 2003 to March 2004.

•

The increased revenue per unit in Free-standing ALs resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, current resident agreements allow for annual rate increases (typically 2% to 7%). The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•	The Free-standing AL incremental increase in operating contribution as a percentage of revenue increase was 96% for the three months ended March 31, 2004 versus the three months ended March 31, 2003.

•

While Free-standing AL results improved significantly, the Free-standing AL portfolio must continue to increase its operating contribution margin in order for the Company to service its future debt service obligations and return to profitability.  The Company is focusing on increasing the Free-standing AL community operating contribution further primarily by increasing occupancy above the current 84% level, and by increasing revenue per unit through price increases, ancillary services, and turnover of units that are at lower rates. The Company believes that, absent unforeseen market or pricing pressures, occupancy increases above 84% should produce high incremental community operating contribution margins for this segment. The primary risk to improving occupancy in the Free-standing AL portfolio is development of new unit capacity or renewed price discounting by competitors in the Company’s markets, which would make it more difficult to fill vacant units and which could result in lower revenue per unit.

•

Retirement Center community operating contribution increased significantly over the prior year quarter, primarily as a result of increased revenue per unit and occupancy increases.  Revenues were up 13.2% in the quarter ended March 31, 2004 versus the prior year quarter, community operating expenses were up 10.7%, resulting in operating margins increasing from 31.9% to 33.4%, for the Company’s largest segment.

•

Revenue per unit increases at the Retirement Centers resulted primarily from increases in selling rates, increased therapy and ancillary service billings, as well as annual billing rate increases to existing residents (typically 2% to 4% under most resident agreements). In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market “selling rates”) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in a significantly increased monthly fees for the new resident. This mark-to-market increase is generally more significant in EF Communities due to much longer average length of stay (12 years).

Retirement Centers

Revenue - Retirement Center revenues were $85.3 million for the three months ended March 31, 2004, compared to $75.4 million for the three months ended March 31, 2003, an increase of $9.9 million, or 13.2%, which was comprised of:

•

$2.4 million increase due to the August 2003 lease of two previously managed communities, which increased revenues by $4.6 million, offset by a $2.2 million decrease in revenues resulting from the September 2003 sale-manageback of a previously owned Retirement Center.

•

$6.3 million from increased revenue per occupied unit.  This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $2.7 million increase in therapy services).  Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents.  The Company expects that selling rates to new residents will continue to increase during 2004, subject to market conditions.

•

$1.2 million from increased occupancy.  The Company increased average occupancy in Retirement Centers by 382 units when comparing March 31, 2004 with March 31, 2003.  This included an increase of 491 units related to the partial year impact of converting two previously managed Retirement Centers, to a lease during August 2003, offset by a 232 unit decrease related to the sale-manageback of a Retirement Center during September 2003, resulting in a net increase in average occupancy of 123 units.  Occupancy of the Retirement Center segment at March 31, 2004 was 94%. Any occupancy gains above this level should produce significant incremental operating contributions.  The Company is focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at three communities with recent expansions not yet filled (41 units remain unfilled at these three communities at March 31, 2004) and at selected other communities with below average occupancy levels.

Community operating expenses – Retirement Center community operating expenses were $56.8 million for the three months ended March 31, 2004, compared to $51.3 million for the three months ended March 31, 2003, an increase of $5.5 million, or 10.7%, which was comprised of:

•

$1.5 million increase due to the August 2003 lease of two previously managed communities, which increased expenses by $2.6 million, offset by the September 2003 sale-manageback of a Retirement Community that was previously owned, which decreased expenses $1.1 million.

•

$2.9 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates, as well as additional associates, and the additional staffing costs of approximately $496,000 supporting the growth of the therapy services program. Although wage rates of associates are expected to increase each year, the Company does not expect significant changes in staffing levels in this segment, other than to support expansions or the growth of ancillary programs such as therapy services.

•

$1.1 million of other year-to-year cost increases.  This includes slight increases in operating expenses such as insurance, utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution – Retirement Center operating contribution was $28.5 million for the three months ended March 31, 2004, compared to $24.1 million for the three months ended March 31, 2003, an increase of $4.4 million, or 18.5%.

•	The operating contribution margin at March 31, 2003 increased from 31.9% to 33.4% at March 31, 2004, an increase of 4.7%.

•

The increased margin in 2004 primarily relates to continued operational improvements throughout the Retirement Centers segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs.

Free-standing ALs

Revenue - Free-standing AL revenues were $22.7 million for the three months ended March 31, 2004, compared to $20.0 million for the three months ended March 31, 2003, an increase of $2.7 million, or 13.6%, which was comprised of:

•

$2.0 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $290,000 related to increased revenues from therapy services.  The Company will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•

$688,000 from increased occupancy.  Occupancy increased from 81% at March 31, 2003 to 84% at March 31, 2004, an increase of 3%.  The Company is focused on continuing to increase the occupancy in the Free-standing AL communities, and believes that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in the Retirement Center segment.  The Company is focused on increasing its number of move-ins, increasing average length of stay, and expanding its marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two Free-standing ALs owned through unconsolidated joint ventures.

Community operating expenses - Free-standing AL community operating expenses were $17.1 million for the three months ended March 31, 2004, compared to $16.9 million for the three months ended March 31, 2003, an increase of $112,000 or 0.7%, which was comprised of:

•

$552,000 of labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $184,000 supporting the growth of therapy services programs. The Company does not expect significant increases in staffing levels in this segment as occupancy levels increase over the current 84%, since most communities are nearly fully staffed at current occupancy levels.  However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, the Company expects increased wage rates each year, subject to labor market conditions.

•

($440,000) of other net cost decreases.  This includes decreased community overhead costs, insurance costs, marketing expenses (as certain communities reach stabilized occupancy levels), and various other cost decreases.

Community operating contribution – Free-standing AL operating contribution was $5.6 million for the three months ended March 31, 2004, compared to $3.0 million for the three months ended March 31, 2003, an increase of $2.6 million, or 86.5%.

•	For the three months ended March 31, 2004 and 2003, respectively, the operating contribution margin increased from 15.1% to 24.7%, an increase of 64.2%.

•

The increased margin primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 96% for the three months ended March 31, 2004 versus March 31, 2003.

•

The Company believes that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.  Management services revenues and operating contribution were $424,000 for the three months ended March 31, 2004, compared to $450,000 for the three months ended March 31, 2003, a decrease of $26,000, or 5.8%. During the three months ended March 31, 2004, the Company consolidated a managed community (Freedom Square) in accordance with new accounting literature and now includes Freedom Square results in the Retirement Center segment and has restated all prior periods presented to conform to this presentation.

General and Administrative. General and administrative expense was $6.6 million for the three months ended March 31, 2004, compared to $6.0 million for the three months ended March 31, 2003, an increase of $0.6 million, or 10.1%.

•	This increase is related to higher administrative costs resulting from expanded compliance and regulatory requirements, increased audit services, as well as increases in marketing and insurance costs.

•

The Company’s accrual for costs under its self-insured medical plan decreased approximately $139,000 in the 2004 period versus the 2003 period, which was partially offset by approximately $377,000 of increased costs for liability and workers’ compensation claims.

•	General and administrative expense as a percentage of total consolidated revenues decreased to 6.0% for 2004 from 6.2% for 2003, a decrease of 0.2%.

•

The Company believes that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of the Company’s overhead in relation to its total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.5% for the three months ended March 31, 2004 and 2003, respectively, calculated as follows:

	Three Months Ended March 31,

	2004	2003

Total consolidated revenues	$109,143	$96,446
Revenues of unconsolidated managed communities	12,086	13,096
Less management fees	424	450

Total combined revenue	$120,805	$109,092

Total general and administrative expense	$6,588	$5,981

General and administrative expense as a % of total consolidated revenues	6.0%	6.2%

General and administrative expense as a % of total combined revenue	5.5%	5.5%

Lease Expense. Lease expense was $15.1 million for the three months ended March 31, 2004, compared to $10.1 million for the three months ended March 31, 2003, an increase of $5.0 million or 49.1%.

•

As a result of the sale-leaseback and sale-manageback transactions completed in 2003, three additional Retirement Centers are currently leased (versus owned) properties. Lease expense increased $4.0 million as a result of these transactions completed in 2003.

•

Net lease expense for the first quarter of 2004 was $15.1 million, which includes current lease payments of $16.5 million, plus accruals for future lease escalators of $1.1 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.5 million.

•	As of March 31, 2004, the Company had operating leases for 32 of its communities, including 18 Retirement Centers and 14 Free-standing ALs.

Depreciation and Amortization. Depreciation and amortization expense was $6.9 million for the three months ended March 31, 2004, compared to $6.8 million for the three months ended March 31, 2003, an increase of $0.1 million, or 1.2%. The increase was primarily related to the addition of $536,000 of deprecation expense related to the three Free-standing ALs which had previously been classified as held-for-sale, which would have been recognized in prior quarters if the assets had been continuously classified as held-for-use. The increase was partially offset by the $92.0 million reduction in depreciable assets resulting from the September 2003 sale-leaseback transactions.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $718,000 for the three months ended March 31, 2004, compared to $518,000 for the three months ended March 31, 2003, an increase of $200,000 or 38.6%. This increase was related to the August 2003 lease of two Retirement Centers the Company previously managed, which increased leasehold acquisition costs by $12.8 million, adjusted by a $774,000 reduction in prior leasehold acquisition costs, for a net increase of $12.0 million.

Interest Expense.  Interest expense was $9.7 million for the three months ended March 31, 2004, compared to $14.3 million for the three months ended March 31, 2003, a decrease of $4.6 million, or 32.2%.

•

As a result of the sale-leaseback transactions completed in September 2003, the Company repaid $112.8 million of first mortgage debt, and $51.8 million of the Mezzanine Loan, which accounted for a majority of the decrease in interest expense, as well as the increase in lease expense.

•	Interest expense includes the deferred interest on the Mezzanine Loan completed in September 2002, which is not payable until maturity.

•	At March 31, 2004, the Mezzanine Loan balance was $79.9 million. The Mezzanine Loan matures September 2007, with the possibility of prepayment (without penalty) beginning in September 2005.

•	Interest expense for the first quarter of 2004 was $9.7 million. This amount includes $3.9 million of interest expense on the Mezzanine Loan (of which $2.0 is deferred and paid at maturity).

•

Absent any additional refinancing, or transactional activity, or an increase in the interest rates of variable rate debt, interest expense is expected to continue during 2004 at levels slightly below this quarter.

Other Income (Expense).

•

Interest income was $602,000 for the three months ended March 31, 2004, compared to $697,000 for the three months ended March 31, 2003, a decrease of $95,000, or 13.6%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions, as well as lower interest rates. Assuming rates are consistent, and balance requirements are maintained, interest income is expected to approximate the first quarter 2004 amount of $602,000.

Income Taxes.  The provision for income taxes was an expense of $145,000 for the three months ended March 31, 2004, and $130,000 for the three months ended March 31, 2003, an increase of $15,000. These taxes are largely related to state taxes. The Company has recorded a valuation allowance against federal and state net operating loss carryovers as well as other deferred tax assets. This valuation allowance is based on the uncertainty that the value of certain deferred tax assets will be realized in the future.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $962,000 and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. This amount was attributable to the HCPI Equity Investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature. See note 13.

Net Loss. The Company experienced a net loss of $4.8 million, or $.23 loss per diluted share, for the three months ended March 31, 2004, compared to a net loss of $11.0 million, or $0.63 loss per diluted share, for the three months ended March 31, 2003.

Liquidity and Capital Resources

The Company’s primary sources of cash from its operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at its communities, the proceeds from the sale of entrance fees and management fees from the communities it manages for third parties. These collections are primarily from residents or their families, with approximately 15% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for the Company’s ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due as residents terminate entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain the Company’s buildings and equipment.

The Company is highly leveraged and has substantial payment commitments for lease, interest, principal and other payments on outstanding debt and lease obligations. As shown in the Future Cash Commitments table below, the Company has significant payment obligations during the next five years. These commitments and the Company’s plans regarding them are described below:

•	The Company’s long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans.

•

Long-term debt payments include mortgage debt payments due of $15.7 million in the twelve months ended March 31, 2005 (including $2.3 million of mortgage debt associated with assets held-for-sale which will be repaid from sale proceeds; $0 of which is due within the next twelve months by its contractual terms), $17.6 million in the twelve months ended March 31, 2006 and $25.8 million in the twelve months ended March 31, 2007. The Company intends to repay or refinance these amounts as they come due, subject to available funds and market conditions.

•	Included within the $15.7 million of long-term debt payments due during the twelve months ended March 31, 2005 is $2.1 million of Series B Notes, which were retired on April 30, 2004. See Note 14.

•

The long-term debt payments due in the twelve months ended March 31, 2008 include, in addition to other debt payments, the maturity of the remaining $79.9 million of the Mezzanine Loan, plus the deferred interest described below. This loan may be prepaid without penalty beginning in September 2005. The Company previously negotiated and prepaid $51.8 million on this loan during September 2003. Since the Mezzanine Loan accrues interest at 19.5%, 9% paid currently, the Company is focused on refinancing it at its earliest opportunity, if acceptable refinancing alternatives are available. These alternatives may include sale-leaseback or sale-manageback transactions, mortgage financing, or other alternatives. Refinancing this loan prior to September 2005 would require permission from the lender, of which there can be no assurance.

•

Of the 19.5% interest on the Mezzanine Loan, the Company currently pays 9.0%, with 10.5% accrued but deferred until maturity or prepayment.  It is the Company’s plan to refinance this amount as part of the refinancing of the underlying principal on this loan as described above. The interest to accrue from March 31, 2004 until the September 2007 maturity is $37.9 million.  The amount of interest which will have compounded as of September 2005, the beginning of the period when prepayment of the loan is permitted, is $17.8 million.

•	The long-term debt payments due in the twelve months ended March 31, 2009 include $17.2 million due on notes to certain former joint venture partners, which bear interest at 9.625%.

•

As of March 31, 2004, the Company leases 41 of its communities (either under operating leases or leases accounted for as financing obligations) and leases certain equipment. As a result, the Company incurs significant lease payments from these long-term leases. The Company intends to fund these lease obligations primarily from cash provided by operations.

As of March 31, 2004, the Company had approximately $14.9 million in unrestricted cash and cash equivalents, and $15.9 million of working capital. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

Since the Company is highly leveraged, the cash needs for lease and interest payments and principal payments on outstanding debt will remain high for the foreseeable future and be a burden on the Company. In order to meet its liquidity requirements over the longer term, including its debt maturities, the Company is focusing on:

•

Increasing its cash flow from operations – The current level of cash generated by operations will not be sufficient to meet the future debt service levels of the Company.  The Company is focused on increasing its cash flow from operations primarily by increasing its occupancy levels (primarily at its Free-standing AL communities) and revenue per unit at all communities through periodic selling rate increases and additional services, while controlling operating expenses and maintaining strong entrance fee sales.

•

Refinancing certain debt maturities as they come due – Given the high leverage of the Company, cash flow from operations will not be sufficient to repay all of the Company’s debt maturities in full as they come due. As a result, the Company will be required to refinance its maturing debt obligations as they come due. The Company’s ability to do so will be affected by, and dependent upon, the Company’s operational results, industry and general economic conditions, and capital market conditions.

•

Reducing its cost of capital – During 2002 and 2003, the Company significantly increased its leverage and average cost of capital (for various debt and lease obligations).  The Company is continuously exploring opportunities to reduce its leverage and average debt cost by refinancing high cost debt, including the high cost Mezzanine Loan.

Although 74.9% of the Company’s debt currently has fixed rates, given the Company’s significant leverage, increases in interest rates could materially increase its future debt service costs. As a result of operating losses, the Company has not incurred significant tax payments in recent years. Although the Company has operating loss carryforwards at March 31, 2004, future operational results and transactional activity could result in tax liabilities in future years.

The Company may also consider, from time to time, development or acquisition of additional senior living communities or other assets. Such transactions, if significant, would generally require arrangement of separate leases, mortgages or other financing by the Company.

A significant amount of the Company’s indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with financial or restrictive covenants) could cause the Company’s lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of many of the Company’s other obligations, which would have a material adverse effect on the Company. Certain of the Company’s debt instruments and leases contain financial and other covenants. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants during the next twelve months. However, there can be no assurances that the Company will remain in compliance with those covenants or in the event of future non-compliance that the Company’s creditors will grant amendments or waivers.

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

Cash Flow, Investing and Financing Activity

During the three months ended March 31, 2004, the Company experienced a negative net cash flow of $2.3 million.  Net cash provided by operating activities was $4.5 million, net cash used by investing activities was $5.2 million and net cash used by financing activities was $1.7 million.  The Company’s unrestricted cash balance was $14.9 million as of March 31, 2004, as compared to $17.2 million as of December 31, 2003.  Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from refinancing transactions, while cash was used primarily for debt service and lease obligations, working capital and capital expenditures.

Net cash from operating activities improved from $1.8 million used by operations for the three months ended March 31, 2003 to $4.5 million provided by operations for the three months ended March 31, 2004, an improvement of $6.3 million, primarily a result of improved operational results, and increased net cash from entrance fee sales.

Net cash from entrance fee sales (proceeds from entrance fee sales, less refunds of entrance fee terminations) was $7.6 million for the three months ended March 31, 2004, versus $3.4 million for the three months ended March 31, 2003. The entrance fee sales for both of these periods include the results from Freedom Square, which is currently included in the Company’s operating results. The Company is focused on maintaining strong entrance fee sales for 2004. In future years, the level of sales may be impacted by the number of available units in the Company’s entrance fee communities, which is due in part to average length of stay and unit turnover rates.

The level of capital spending, primarily for refurbishing apartments and maintaining the quality of community assets, was $4.7 million for the three months ended March 31, 2004, and is expected to increase during the next twelve months as a result of additional community maintenance projects. The Company routinely makes capital expenditures to maintain or enhance communities under its control. The Company’s capital expenditure budget for fiscal 2004 is approximately $18 million. In addition, the Company incurred approximately $706,000 during the three months ended March 31, 2004 on capital expenditures related to development activities.

Net cash used by financing activities was $1.6 million compared with $3.3 million provided by financing activities during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, the Company received proceeds of $45.6 million from the issuance and refinancing of long-term debt, including the accrual of deferred interest of $2.0 million, made principal payments on its indebtedness of $45.8 million, paid $165,000 of financing costs and made distributions to the minority interest holder of $1.1 million. In connection with certain entrance fee communities, the Company made principal payments under master trust agreements of $322,000. The Company is focused on reducing its debt service costs.

Future Cash Commitments

The following tables summarize the Company’s total contractual obligations and commercial commitments as of March 31, 2004 (amounts in thousands):

	Payments Due by Twelve Months Ended March 31,

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$7,793	$11,408	$19,219	$98,329	$25,257	$97,636
Debt associated with assets held-for-sale(1)	2,300	—	—	—	—	—
Lease financing obligations	5,643	6,164	6,618	7,073	7,692	66,838
Operating leases	64,797	66,015	67,264	67,999	67,743	525,823
Future accrued interest on Mezzanine Loan(2)	—	—	—	37,852	—	—

Total contractual cash obligations	$80,533	$83,587	$93,101	$211,253	$100,692	$690,297

Interest income on notes receivable(3)	(1,087)	(1,076)	(1,065)	(1,057)	(1,042)	(19,383)

Contractual obligations, net	$79,446	$82,511	$92,036	$210,196	$99,650	$670,914

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter

Line of Credit(4)	$7,000	—	—	—	—	—
Guaranties(5)	$464	$500	$8,642	$375	$407	$8,414

Total commercial commitments	$7,464	$500	$8,642	$375	$407	$8,414

(1)	Since this debt is associated with assets held-for-sale, the debt is classified as current liabilities. However, $0 is due within the next twelve months by its contractual terms.

(2)

The Mezzanine Loan matures on September 30, 2007 and has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly from March 31, 2004. The amount of interest reflected above represents the unpaid interest which the Company will be accruing and compounding quarterly, from March 31, 2004 until its September 30, 2007 maturity, unless paid earlier.

(3)	A portion of the lease payments noted in the above table is repaid to the Company as interest income on notes receivable from the lessors.

(4)	This line of credit is currently not utilized by the Company.

(5)

Guarantees include mortgage debt related to two communities. The mortgage debt guaranteed by the Company relates to a Retirement Center under a long-term operating lease agreement and a Free-standing AL joint venture managed by the Company.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by the Company’s management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect the Company’s financial position or results of operations. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of the Company’s financial statements are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s consolidated financial statements and the notes thereto.

Risks Associated with Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of the Company or its management including, but not limited to, all statements concerning the Company’s anticipated improvement in operations and anticipated or expected cash flow; the Company’s expectations regarding trends in the senior living industry; the discussions of the Company’s operating and growth strategy; the Company’s liquidity and financing needs; the Company’s expectations regarding future entry fee sales or increasing occupancy at its Retirement Centers or Free-standing ALs; the Company’s alternatives for raising additional capital and satisfying its periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, interest rates and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that the Company’s cash flow does not currently cover its obligations, (ii) the possibility of future defaults under the Company’s debt and lease agreements, (iii) the risks associated with the Company’s financial condition and the fact that the Company is highly leveraged, (iv) the risk that the Company will be unable to reduce the losses at its Free-standing ALs, sell its entry fee units or increase its cash flow or generate expected levels of cash, (v) the risk that alternative or replacement financing sources will not be available to the Company, (vi) the risks associated with the adverse market conditions for the senior living industry, (vii) the risk that the Company will be unable to obtain liability insurance in the future or that the costs associated with such insurance (including the costs of deductibles) will be prohibitive, (viii) the likelihood of further and tighter governmental regulation, (ix) the risk of adverse changes in governmental reimbursement programs (including annual caps on therapy reimbursements), (x) the risk of rising interest rates, and (xi) the risks and uncertainties set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the Company’s other filings with the Securities and Exchange Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk  The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect future earnings and cash flows. The Company generally does not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company is required to refinance such debt. The Company has $91.0 million of variable rate debt at March 31, 2004. However, $52.9 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing the Company’s interest rate. Therefore, considering the $38.1 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $381,000.

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

The Company does not expect changes in interest rates to have a material effect on income or cash flows in 2004, since 74.9% of the Company’s debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company.

Disclosure About Market Exchange Risk  The Company received notice from the New York Stock Exchange (“NYSE”) in December 2002 that it was below the NYSE’s continued listing requirements relating to total market capitalization of $50 million and minimum shareholder’s equity of $50 million, or alternatively total market capitalization in excess of $100 million. As permitted by the NYSE, the Company submitted a plan during early 2003 demonstrating how the Company intends to comply with the continued listing requirements. The NYSE accepted the Company’s plan and is monitoring the Company’s progress during an eighteen month period ending June 2004. If the Company’s common stock is not eligible for trading on the NYSE, the liquidity and value of its common stock could be adversely affected.  Should the Company’s shares cease to be traded on the NYSE, the Company believes an alternative trading market will be available for its common stock. If the Company’s common stock is not listed or quoted on another market or exchange, trading in the Company’s common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities. As a result, an investor would find it more difficult to trade, or to obtain accurate quotations for the price of, the Company’s common stock. If the Company is not able to have its common stock listed or quoted on another acceptable market or exchange, the liquidity and value of its common stock would be adversely affected.

Item 4.    Control and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures effectively and timely provide them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports the Company files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Loan agreement, dated March 8, 2004, between ARC Castle Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.

10.2	Loan agreement, dated March 8, 2004, between ARC Northwest Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.

10.3	Loan agreement, dated March 8, 2004, between ARC Scottsdale, LLC, a Tennessee Limited Liability Company, and Guaranty Bank.

10.4	Loan agreement, dated March 8, 2004, between ARC Westover Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.

31.1	Certification of W.E. Sheriff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.E. Sheriff, Chief Executive Officer of American Retirement Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Bryan D. Richardson, Chief Financial Officer of American Retirement Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

On February 12, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Items 7 and 12) which contained its press release announcing the redemption call of $4.5 million of its 10% Series B Convertible Senior Subordinated Notes due 2008.

On February 12, 2004, the Company furnished to the SEC a Current Report on Form 8-K/A (Item 9) which amended and restated in its entirely the Current Report on Form 8-K furnished to the SEC on February 12, 2004.

On March 4, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Items 9 and 12) which contained its press release announcing the Company’s fourth quarter and year-end 2003 earnings results.

On March 4, 2004, the Company furnished to the SEC a Current Report on Form 8-K (Items 9 and 12) which contained supplemental financial information relating to the Company’s fourth quarter and year-end 2003 results.

Notwithstanding the foregoing, information furnished under Item 9 and Item 12 of the Company’s Current Reports on Form 8-K, including the related exhibits, shall not be deemed to be filed for purposes of Section 18 of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

Date: May 6, 2004	By:	/s/ Bryan D. Richardson

Bryan D. Richardson
Executive Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)