Form 10-Q
period 2004-06-30
AMERICAN RETIREMENT CORP
filed 2004-08-11
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|  No  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  |_|  No  |X|

As of August 11, 2004, 24,609,065 shares of the Registrant’s common stock, $.01 par value, were outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$18,925	$17,192
Assets limited as to use	24,033	20,947
Accounts receivable, net of allowance for doubtful accounts	15,553	14,902
Inventory	1,274	1,308
Prepaid expenses	3,524	3,900
Deferred income taxes	2,936	2,936
Assets held-for-sale	1,512	6,426
Other current assets	10,600	10,989

Total current assets	78,357	78,600

Assets limited as to use, excluding amounts classified as current	23,366	22,654
Land, buildings and equipment, net of accumulated depreciation	532,765	533,145
Notes receivable	18,745	18,925
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	30,812	33,207
Other assets	46,090	51,289

Total assets	$766,598	$774,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt
Long-term debt	$11,200	$10,782
Lease financing obligations	5,842	5,433
Debt associated with assets held-for-sale	—	7,000
Accounts payable	4,679	4,800
Accrued interest	3,033	3,330
Accrued payroll and benefits	10,616	10,536
Accrued property taxes	8,404	10,742
Other accrued expenses	8,042	8,234
Other current liabilities	9,109	9,140

Total current liabilities	60,925	69,997

Long-term debt, excluding current portion
Long-term debt	246,906	252,906
Lease financing obligations	93,018	95,414
Refundable portion of entrance fees	78,330	72,980
Deferred entrance fee income	141,946	139,813
Tenant deposits	4,685	4,751
Deferred gains on sale-leaseback transactions	87,703	92,596
Deferred income taxes	5,360	5,360
Other long-term liabilities	21,056	17,774

Total liabilities	739,929	751,591

Minority interest	21,658	21,885

Commitments and contingencies (See notes)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 24,585,990 and 19,670,501 shares issued and outstanding, respectively	246	197
Additional paid-in capital	162,397	150,896
Accumulated deficit	(157,632)	(150,286)

Total shareholders’ equity	5,011	807

Total liabilities and shareholders’ equity	$766,598	$774,283

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended June 30,

	2004	2003

Revenues:
Resident and health care	$109,110	$97,378
Management and development services	515	383
Reimbursed expenses	524	613

Total revenues	110,149	98,374

Operating expenses:
Community operating expenses	74,065	68,898
General and administrative	6,114	6,837
Lease expense	15,158	10,366
Depreciation and amortization	6,547	6,969
Amortization of leasehold acquisition costs	728	530
Reimbursed expenses	524	613

Total operating expenses	103,136	94,213

Operating income	7,013	4,161

Other income (expense):
Interest expense	(8,932)	(14,590)
Interest income	669	892
Gain (loss) on sale of assets	6	79
Other	(364)	213

Other income (expense), net	(8,621)	(13,406)

Loss before income taxes and minority interest	(1,608)	(9,245)

Income tax expense	75	64

Loss before minority interest	(1,683)	(9,309)

Minority interest in earnings of consolidated subsidiaries, net of tax	(863)	(175)

Net loss	$(2,546)	$(9,484)

Basic and diluted loss per share	$(0.10)	$(0.53)

Weighted average shares used for basic and dilutive loss per share data	24,290	18,051

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Six months ended June 30,

	2004	2003

Revenues:
Resident and health care	$217,061	$192,686
Management and development services	939	833
Reimbursed expenses	1,292	1,301

Total revenues	219,292	194,820

Operating expenses:
Community operating expenses	147,917	137,144
General and administrative	12,702	12,818
Lease expense	30,272	20,500
Depreciation and amortization	13,460	13,800
Amortization of leasehold acquisition costs	1,446	1,048
Reimbursed expenses	1,292	1,301

Total operating expenses	207,089	186,611

Operating income	12,203	8,209

Other income (expense):
Interest expense	(18,633)	(28,907)
Interest income	1,271	1,589
Gain (loss) on sale of assets	111	21
Other	(253)	276

Other income (expense), net	(17,504)	(27,021)

Loss before income taxes and minority interest	(5,301)	(18,812)

Income tax expense	220	194

Loss before minority interest	(5,521)	(19,006)

Minority interest in earnings of consolidated subsidiaries, net of tax	(1,825)	(1,448)

Net loss	$(7,346)	$(20,454)

Basic and diluted loss per share	$(0.32)	$(1.16)

Weighted average shares used for basic and dilutive loss per share data	22,770	17,697

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(7,346)	$(20,454)
Adjustments to reconcile loss from operations to net cash provided by (used by) operations:
Depreciation and amortization	14,906	14,848
Amortization of deferred financing costs	1,208	1,001
Entrance fee items:
Amortization of deferred entrance fee revenue	(8,745)	(8,179)
Proceeds from entrance fee sales	22,620	17,893
Refunds of entrance fee terminations	(5,872)	(7,424)
Amortization of deferred gain on sale-leaseback transactions	(5,078)	(1,681)
Minority interest in earnings of consolidated subsidiaries	1,825	1,448
Losses from unconsolidated joint ventures	220	121
Gain on sale of assets	(111)	(21)
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(651)	(45)
Inventory	34	124
Prepaid expenses	376	1,185
Other assets	3,928	3,193
Accounts payable	(121)	1,076
Accrued interest	(111)	133
Other accrued expenses and other current liabilities	(1,918)	(1,038)
Tenant deposits	(66)	(170)
Other liabilities	3,640	658

Net cash provided by operations	18,738	2,668

Cash flows from investing activities:
Additions to land, buildings and equipment	(9,572)	(5,168)
Purchase of assets limited as to use, net	(3,798)	(1,035)
Receipts on (issuance of) notes receivable	180	(2,384)
Other investing activities	366	983

Net cash used by investing activities	(12,824)	(7,604)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	43,838	7,617
Principal payments on long-term debt	(49,239)	(10,288)
Accrual of deferred interest	4,074	6,378
Distributions to minority interest holders	(2,225)	(2,206)
Principal reductions in master trust liability	(634)	(720)
Accrual of contingent earnouts	—	(594)
Expenditures for financing costs	(341)	(693)
Proceeds from the issuance of stock	142	—
Proceeds from the exercise of stock options	204	—

Net cash used by financing activities	(4,181)	(506)

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

	Six months ended June 30,

	2004	2003

Net increase (decrease) in cash and cash equivalents	1,733	(5,442)
Cash and cash equivalents at beginning of period	17,192	18,684

Cash and cash equivalents at end of period	$18,925	$13,242

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (including capitalized interest)	$12,844	$20,372

Income taxes paid	$494	$298

Supplemental disclosure of non-cash transactions:

During the six months ended June 30, 2004, the Company issued 4,808,898 shares of common stock, par value $0.01 per share, to certain holders of the Company’s 10% Series B Convertible Senior Subordinated Notes (Series B Notes). The holders elected to convert $10.9 million of the convertible debentures to common stock at the conversion price of $2.25 per share. As a result, debt and equity were adjusted as follows:

	2004	2003

Long-term debt	$10,820	$—
Common stock	48	—
Additional paid-in capital	10,772	—

During the six months ended June 30, 2003, the Company amended a lease agreement.  Under this amendment, the lease, which had been accounted for as a financing, is now accounted for as an operating lease.  As a result, assets and liabilities decreased as follows:

	2004	2003

Land, building and equipment	$—	$4,879
Other assets	—	821
Long-term debt	—	(4,879)

During the six months ended June 30, 2003 the Company completed certain conditions related to the sale transaction of land in Virginia. The Company received net cash proceeds of $1.2 million in December 2002, and the buyer assumed the related debt. As a result, assets and liabilities decreased as follows:

	2004	2003

Land, building and equipment	$—	$13,127
Other current liabilities	—	1,217
Debt associated with assets held-for-sale (current)	—	11,910

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K (which was updated on Form 8-K dated June 10, 2004) for the year ended December 31, 2003. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. During the six months ended June 30, 2004, the Company determined that three communities previously classified as held-for-sale and accounted for as discontinued operations would no longer be held-for-sale and accordingly, prior period amounts have been restated to include the communities’ activities in continuing operations (see Note 8). In addition, certain other fiscal year 2003 amounts have been reclassified to conform to the fiscal year 2004 presentation (see Note 2). Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

2. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary of the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities’ assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the circumstances in which the variable interest entities are consolidated. See Note 10. Under this literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the subject communities and is the primary beneficiary of the managed entities’ earnings or losses. As a result, beginning in 2004, the Company consolidates the results of a managed community (Freedom Square), and has restated all prior periods presented to conform to this presentation. All significant inter-company balances and transactions are eliminated in consolidation.

3. Segment Information

The Company operates principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities, and (3) management services. The Company currently operates 28 retirement centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 28 retirement centers, the Company owns seven, operates two pursuant to leases classified as financing obligations (which include purchase options), operates 18 pursuant to operating leases and consolidates one variable interest entity, a retirement center that the Company manages (Freedom Square). The Company operates six retirement centers which are entrance fee communities for which the Company receives an upfront fee and provides housing and health care services under various types of entrance fee agreements with residents.

The Company currently operates 33 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. Of the 33 free-standing assisted living communities operated by the Company, 12 are owned (two in joint ventures), seven are operated pursuant to leases classified as financing obligations, and 14 are operated pursuant to operating leases.

The management services segment includes fees from management agreements for communities owned by others, and fees for other services including development services, and reimbursed expense revenues together with associated expenses. The management services segment does not include any managed communities that the Company consolidates. The Company has five management agreements for retirement centers with third parties. Of the managed communities, two are cooperatives that are owned by their residents and two are owned by not-for-profit sponsors. The remaining managed retirement center is owned by an unaffiliated third party.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three and six months ended June 30, 2004 and 2003, and total assets by segment at June 30, 2004 and December 31, 2003 (in thousands).(1)(2)(3)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues
Retirement centers	$85,578	$76,673	$170,866	$152,028
Free-standing assisted living communities	23,532	20,705	46,195	40,658
Management services (4)	1,039	996	2,231	2,134

Total revenue	$110,149	$98,374	$219,292	$194,820

Retirement centers
Resident and healthcare revenues	$85,578	$76,673	$170,866	$152,028
Community operating expense	56,546	52,079	113,337	103,376

Community operating contribution	$29,032	$24,594	$57,529	$48,652

Free-standing assisted living communities
Resident and healthcare revenues	$23,532	$20,705	$46,195	$40,658
Community operating expense	17,519	16,819	34,580	33,768

Community operating contribution	$6,013	$3,886	$11,615	$6,890

Management services operating contribution	$515	$383	$939	$833

General and administrative expense	$6,114	$6,837	$12,702	$12,818
Lease expense	15,158	10,366	30,272	20,500
Depreciation and amortization (3)	7,275	7,499	14,906	14,848

	$7,013	$4,161	$12,203	$8,209

	June 30, 2004	December 31, 2003

Total Assets
Retirement centers	$516,860	$513,905
Free-standing assisted living communities	202,051	206,489
Management services	47,687	53,889

Total	$766,598	$774,283

(1)	Segment data does not include any inter-segment transactions or allocated costs.

(2)

On August 25, 2003, the Company acquired a leasehold interest in two retirement centers which had previously been managed by the Company. Subsequent to that date, the amounts have been classified as leased retirement centers.

(3)

During the quarter ended March 31, 2004, the Company determined that three free-standing assisted living communities previously classified as held-for-sale and accounted for as discontinued operations would no longer be held-for-sale. The Company’s 2003 segment data has been restated to include the results of these three free-standing assisted living communities. In addition, the Company’s depreciation expense for the six months ended June 30, 2004 includes $0.5 million of depreciation expense which would have been recognized in prior quarters if the assets had been continuously classified as held-for-use.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(2,546)	$(9,484)	$(7,346)	$(20,454)
Deduct total stock-based employee compensation expense determined under fair-value-based method	(255)	(165)	(421)	(326)

Pro forma net loss	$(2,801)	$(9,649)	$(7,767)	$(20,780)

Loss per share:
Basic and diluted - as reported	$(0.10)	$(0.53)	$(0.32)	$(1.16)
Basic and diluted - pro forma	$(0.12)	$(0.53)	$(0.34)	$(1.17)

5. Loss per Share

Basic and diluted loss per share for the three and six months ended June 30, 2004 has been computed on the basis of the weighted average number of shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  During the three and six months ended June 30, 2004, there were approximately 1.5 million and 814,000 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period, respectively. There were no options to purchase shares of common stock outstanding during the three and six months ended June 30, 2003 which had an exercise price below the average market price of the common shares for the corresponding period.

The following options to purchase shares of common stock were outstanding during each of the following periods, but were also not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and are not included in the diluted earnings per share calculation because of the current and prior period net losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Number of options (in thousands)	746	2,045	1,038	2,076
Weighted-average exercise price	$4.90	$4.18	$4.84	$4.47

At June 30, 2004, the Company has 2.6 million stock options outstanding. Approximately 0.3 million of these stock options, granted in 1999, have a grant price of $5.00 and expire on October 27, 2004. Based on recent market value of the stock, the Company anticipates a majority of the holders will exercise these options. The exercise of these options, if completed, would result an increase of approximately $1.3 million to cash and shareholders’ equity.

6. Long-term Debt and Other Transactions

A summary of long-term debt as of June 30, 2004 is as follows (in thousands) (See Note 11, Subsequent Events):

	June 30, 2004	December 31, 2003

Mezzanine loan note payable bearing interest at a fixed rate of 19.5%, compounding quarterly. Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007. The loan is secured by a security interest in the borrower subsidiary’s ownership interests in certain of its subsidiaries.	$82,000	$77,926

Convertible debentures (Series B Notes) bearing interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due. On April 1, 2004, the Company elected to redeem the balance of these debentures on April 30, 2004.	—	10,856

Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and 2037. Interest rates at June 30, 2004 range from 3.67% to 9.50%. The loans are secured by certain land, buildings and equipment.	140,838	139,352

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2005 and 2015. Variable and fixed interest rates at June 30, 2004 range from 1.07% to 9.625%. The loans are secured by certain land, buildings and equipment.	35,268	42,554

Subtotal debt	258,106	270,688

	June 30, 2004	December 31, 2003

Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% to 9.39%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.(1)	98,860	100,847

Total debt including lease financing obligations	356,966	371,535
Less current portion debt	11,200	10,782
Less current portion of lease financing obligations	5,842	5,433

Less debt associated with assets held-for-sale	—	7,000

Long-term debt, excluding current portion	$339,924	$348,320

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

June 30, 2004

For the twelve months ended	$17,042
For the twelve months ended June 30, 2006	16,667
For the twelve months ended June 30, 2007	24,649
For the twelve months ended June 30, 2008	104,164
For the twelve months ended June 30, 2009	32,501
Thereafter	161,943

$356,966

(1)

Approximately $71.3 million of the $98.9 million of lease financing obligations include contingent earn-out provisions which expire between November 2004 and April 2005. The contingent earn-out provisions relate to eight free-standing assisted living communities and were a part of various sale lease-back transactions during 2001 and 2002. As these provisions expire, the Company’s continuing involvement related to the initial sale lease-back transactions will be relieved and will no longer be accounted for as lease financing obligations, but  will be accounted for as operating leases. As a result, lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected impact (reduction of lease financing obligation) of these expirations, unless otherwised extended, is:

During the three months ended December 31, 2004	$37.7 million
During the three months ended March 31, 2005	$9.1 million
During the three months ended June 30, 2005	$24.5 million

$71.3 million

During the six months ended June 30, 2004, the Company refinanced $38.6 of mortgage debt which had a scheduled maturity of April 2005, with a total of $43.1 million of mortgage debt, comprised of a $38.5 million mortgage loan and a $4.6 million mortgage loan. The $38.5 million loan has a seven-year maturity, and is secured by three free-standing assisted living communities. The $4.6 million loan has a two-year maturity and is secured by a fourth free-standing assisted living community. The $38.5 million mortgage debt bears interest at a variable rate with a 5.0% floor, and the $4.6 million mortgage loan bears interest at a variable rate with a floor of 6.5%.  The $38.6 million mortgage debt which was retired had a variable rate with a 6.75% floor.

On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its Series B Notes and on March 12, 2004, $27,320 was redeemed at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. On April 1, 2004, the Company further announced that it was electing to redeem the remaining $2.1 million principal balance of its Series B Notes due 2008 and on April 30, 2004, $8,356 was redeemed at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As a result of these two redemption notices, holders of Series B Notes had converted $10.9 million of Series B Notes to 4,808,898 shares of common stock at the conversion price of $2.25 per share, and as of April 30, 2004, no Series B Notes remained outstanding.

In addition, the Company has guaranteed approximately $18.7 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $10.1 million relates to a retirement center which the Company leases and $8.6 million relates to a joint venture which the Company manages.

7.  Liquidity

The Company is highly leveraged with substantial debt and lease obligations. During the past twelve months, the Company reduced its net loss and improved operating results from its retirement center, free-standing assisted living community and management services business segments. For the six months ended June 30, 2003 and 2004, respectively, net cash from operations activities improved to $18.7 million, from $2.7 million, an increase of $16.0 million.

Approximately $265.9 million or 74.5% of the Company’s debt has fixed interest rates, which on a weighted average were 11.0% at June 30, 2004. The remaining $91.1 million or 25.5% of debt has variable interest rates, which on a weighted average basis were 4.8% at June 30, 2004. However, $14.4 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing the Company’s interest rate. Therefore, considering the $76.7 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would increase interest expense for the coming year by approximately $0.8 million.

The Company has scheduled current debt principal payments of $17.0 million and minimum rental obligations of $65.1 million under long-term operating leases due during the twelve months ended June 30, 2005. In addition, as of June 30, 2004, the Company had guaranteed $18.7 million of third-party senior debt in connection with a free-standing assisted living community that the Company manages and a retirement center that the Company leases.

As of June 30, 2004, the Company had approximately $18.9 million in unrestricted cash and cash equivalents and $17.4 million of working capital. The Company believes that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions or earnouts will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

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

A significant amount of the Company’s indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with financial or restrictive covenants) could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of the Company’s mortgages, debt instruments, and leases, a default by the Company on one of its debt instruments or lease agreements is likely to result in a default or acceleration of many of the Company’s other obligations, which would have a material adverse effect on the Company. Certain of the Company’s debt instruments and leases contain financial and other covenants, typically on specific communities. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants during the next twelve months. However, there can be no assurances that the Company will remain in compliance with those covenants or in the event of future non-compliance that the Company’s creditors will grant amendments or waivers.

8.  Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a free-standing assisted living community would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional free-standing assisted living communities would also be held-for-sale. During the three months ended March 31, 2004, the Company determined that the three free-standing assisted living communities would no longer be held-for-sale (due to the inability of the potential buyer to close the transaction). Accordingly, the Company’s condensed consolidated statement of operations and statement of cash flows for the three and six months ended June 30, 2003 have been restated to include the operations of these three free-standing assisted living communities in continuing operations (previously shown as discontinued operations).  In addition, during the six months ended June 30, 2004, the Company recorded approximately $0.5 million of depreciation expense which would have been recognized during the period the communities were held-for-sale if the assets been continuously classified as held-for-use.

9.  Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of the Company’s management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains commercial insurance on a claims-made basis for medical malpractice, workers’ compensation, and professional liabilities.

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

The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million for general and professional liability policies (retention levels ranging from $1,000,000 to $5,000,000). The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of June 30, 2004.

The Company has operated under a large deductible workers’ compensation program, with excess loss coverage provided by third party carriers, since July 1995. As of June 30, 2004, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $5.2 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of June 30, 2004, the Company provided cash collateralized letters of credit in the aggregate amount of $5.5 million related to this program, which are reflected as assets limited as to use on the Company’s condensed consolidated balance sheet. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of June 30, 2004. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers’ Compensation system. The Company carries excess loss coverage of $250,000 per individual under its non-subscriber program.

The Company maintains a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage of approximately $150,000 per employee and approximately $17.3 million for aggregate calendar 2004 claims.  Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of June 30, 2004.

During the three and six months ended June 30, 2004, the Company expensed $4.0 million and $9.0 million related to premiums, claims and costs for general liability, professional medical malpractice insurance, workers’ compensation, and employee medical insurance related to multiple insurance years, respectively.

Leases

As of June 30, 2004, the Company operated 41 of its senior living communities under long-term leases.  Of the 41 communities, 24 are operated under four master lease agreements, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The primary lease terms vary from four to 22 years.  Certain of the leases provide for renewal and purchase options.  Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on revenue levels or other measures. Contingent lease payments are expensed when incurred.

Total lease expense was $15.2 million and $10.4 million for the three months ended June 30, 2004 and 2003, and $30.3 million and $20.5 million for the six months ended June 30, 2004 and 2003, respectively.

Future minimum lease payments at June 30, 2004 are as follows (in thousands):

Twelve months ended June 30, 2005	$65,135
Twelve months ended June 30, 2006	66,361
Twelve months ended June 30, 2007	67,619
Twelve months ended June 30, 2008	67,805
Twelve months ended June 30, 2009	68,152
Thereafter	509,068

$844,140

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

Regulatory Requirements

Federal and state governments regulate various aspects of the Company’s business.  The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes.  Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community’s license or closure of a community.  Management believes the Company was in compliance with such federal and state regulations at June 30, 2004.

10.  Recent Accounting Pronouncements

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

	Commencement of Operations	Nature of Activity	Ownership (Loss Exposure)	Location	Unit Capacity

Community					IL	L	ME	SNF	Total

Freedom Square	July 1998	Managed	0.0%	Seminole, Florida	362	103	76	194	735

McLaren Homewood Village	April 2000	Joint Venture	37.5%	Flint, Michigan	14	71	31	—	116

Village of Homewood	April 1998	Joint Venture	50.0%	Lady Lake, Florida	—	32	15	—	47

					376	206	122	194	898

For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of an accounting change. The Company reviewed its managed entities and agreements, and has consolidated Freedom Square effective January 1, 2004, as well as for all periods presented.  As a result, the Company’s consolidated balance sheet at December 31, 2003 includes an increase of $59.2 million, respectively, to assets, liabilities and minority interests.

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

11.  Subsequent Events

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

On July 15, 2004, the Company completed a multi-property sale-leaseback transaction with Health Care Property Investors, Inc., or HCPI.  In the transaction, the Company sold a substantial majority of its interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in those three communities. The Company also sold to HCPI all of its interest in the real property and improvements underlying one of its other retirement centers.(1) The Company will continue to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance (including accrued interest) of the 19.5% mezzanine loan with HCPI.(2)

In September 2002, the Company entered into the mezzanine loan with HCPI for $112.8 million with a five-year term. At the same time, HCPI also made a $12.2 million equity investment in certain other subsidiaries that functioned solely as passive real estate holding companies owning the real property and improvements of nine retirement centers. HCPI received a 9.8% ownership interest in those subsidiaries as a result of that investment.

In September 2003, the Company partially repaid the mezzanine loan through a separate multi-property transaction with HCPI that resulted in the repayment of $51.8 million of the principal and accrued interest on the mezzanine loan.

The four communities involved in the July 15, 2004 transaction were valued at $153.5 million, as supported by fair market value appraisals. The communities have a combined capacity of 1,353 units, including independent living, assisted living, memory enhancement and skilled nursing units. Two of the communities are located in Florida, one in Kentucky and one in Michigan. As a result of the transaction, the Company will continue to own 10% of the real estate holding companies owning three of the communities. HCPI will own 90% of those holding companies and 100% of the fourth real estate holding company. These four real estate holding companies leased the four communities to the Company pursuant to a master lease.

The master lease agreement has an initial term of ten years, plus three ten year renewal periods at the Company’s option. The initial lease rate will be 8.8% on the $153.5 million value, consisting of a 9% base lease rate on invested equity in the real estate holding companies and a pass-through of the cost of $24.8 million of mortgage debt for two of the real estate holding companies.(3) The lease also contains certain formula-based lease rate escalators. For the three communities in which the Company retained a 10% interest, the Company also retained a formula-based option (transaction value escalated at 3% per annum, compounded annually) to repurchase the real estate, which option is exercisable at the end of the base lease term or any renewal term. The Company also has an earnout provision of up to $0.9 million of additional proceeds on the free-standing assisted living community contingent on achievement of certain operating results at that community.

(1)

Prior to the transaction, the Company held 90.2% and HCPI held 9.8% interests in the real property underlying the three retirement centers and the Company owned a 61% interest in the free-standing assisted living community through a joint venture with unaffiliated parties. After the transaction, the Company retained a 10% interest in the real property and improvements underlying two of the retirement centers and the free-standing assisted living community through its 10% interest in the real estate holding companies that will serve as the lessors for these communities. The Company will continue to operate all four communities as lessee under a master lease.

(2)	The mezzanine loan balance and accrued interest, as of July 15, 2004, was $82.6 million, a $0.6 million increase from $82.0 million at June 30, 2004.

(3)

The $24.8 of mortgage debt was retained by two of the real estate holding companies and will no longer be consolidated on the Company’s balance sheet. The Company’s existing guarantee with respect to $16.8 million of that debt was unchanged and remains in place.

The master lease will be accounted for as an operating lease for one of the retirement centers and as a lease financing with respect to the other three communities as a result of the continuing 10% ownership interest and other factors. Because of the lease financing treatment for these three communities, the amount of debt on the Company’s balance sheet will remain approximately the same following the transaction. The debt associated with these three new lease financings will be fully amortized over the initial ten-year lease term. No gain or loss is recognized for the three communities with lease financing treatment. For the community being accounted for as an operating lease, the Company will realize a gain of approximately $16.3 million, which will be deferred and amortized over the initial ten-year lease term.

The transaction resulted in the repayment of the remaining $82.6 million balance of the mezzanine loan, including accrued interest, as well as $18.9 million of mortgage debt. The Company intends to use the remaining proceeds for transaction-related costs, taxes on the gain on sale and for general corporate purposes.(4)

As a result of the transaction, during the third quarter of 2004, the Company will write-off $3.4 million of unamortized financing costs relating to the early prepayment of the mezzanine loan and the other debt repaid, and the Company will expense approximately $1.2 million of other transaction related costs. Additionally, the Company will record $6.8 million current tax expense related to the taxable gain on the sale of the Company’s interest in the four communities after full utilization of net operating losses.

The Company also obtained on July 15, 2004 a separate mortgage loan from HCPI in the amount of $5.7 million. Interest is payable monthly at 9%, with the principal balance due in July 2006. The note is secured by mortgages on one of the free-standing assisted living communities, an undeveloped land parcel and a free-standing assisted living community leased to a third party. The proceeds were used to repay $456,000 of debt owed HCPI, and the remainder is available for general corporate purposes.

Restricted Stock

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant.  These grants will vest ratably over the next three years.

(4)

(in millions)

Gross transaction value of the four communities	$153.5
Value of the Company’s retained 10% interests	(10.4)
Net value of HCPI minority interest (from Sept. 2002)	(6.0)
Mortgage debt retained by real estate holding companies	(24.8)
Mezzanine debt repaid, including accrued interest	(82.6)
Mortgage debt repaid	(18.9)
Taxes payable	(6.8)

Cash available for transactions costs and other uses	$4.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The senior living industry is experiencing growth as a result of demographic and various other factors.  According to census data, the over age 75 population in the United States is growing much faster than the general population.  We have seen increasing demand for services at both our retirement centers and our free-standing assisted living communities during the past year, and expect that this demand will continue over the next several years. As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry. For example, general concerns regarding lower interest rates on savings and uncertainty of investment returns have impacted seniors during the past several years, as well as uncertainties related to world events such as the Iraqi war.  On the other hand, the continuing strength of the home resale market in most areas of the country has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care in many cases. In addition, overall economic conditions and general consumer confidence can impact the industry, since many adult children subsidize the cost for care of elderly parents, and share in decisions regarding their care.

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. While this trend continues, the steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced to some extent the oversupply in many of our markets in 2002 and 2003.  As a result, we were able to increase occupancy, and increase rates and reduce promotional discounting for our free-standing assisted living communities during 2003 and the first half of 2004.  We believe that new assisted living development will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

Our retirement center segment is a more mature segment of the industry, and has seen demand and price increases in recent years, with new unit capacity entering the market at sustainable levels. Management expects this growth in demand and selling rate increases to continue over the next several years. The average length of stay is much longer in the retirement centers, approximately five years in the rental communities, and approximately ten years in the entrance fee communities. In addition, we believe that many of our retirement centers benefit from significant barriers to entry from competitors, including the significant cost and length of time to develop competitive communities, the difficulty in finding acceptable development sites in the geographical areas in which our retirement centers are located, and the length of time and difficulty in developing strong competitive reputations.

We earn our revenues primarily by providing housing and services to our residents.  Approximately 85% of our revenues come from private pay sources, meaning that residents or their families pay from their own funds (or from the proceeds of their privately funded long-term care policies).  All private pay residents are billed in advance for the next month’s housing and care.  In addition, we receive private pay revenues from the sale of entrance fee contracts at our entrance fee communities. While this cash is received at the time the resident moves in, the non-refundable portion of the entrance fee is primarily recognized as income for financial reporting purposes over the actuarial life of the resident.

Our most significant expenses are:

•

Community operating expenses – Labor and labor related expenses for community associates represent approximately 60% of this line item.  Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance.  We increased our marketing expenditures in recent years in response to overcapacity in the assisted living industry and general economic conditions.

•

General and administrative – Labor costs also represent the largest component for this category, comprising the home office and regional staff supporting community operations.  Other significant items are liability insurance and related costs, travel, and legal and professional service costs.  In response to higher liability insurance costs and deductibles in recent years, and the inherent liability risk in providing personal and health-related services to seniors, we have significantly increased our staff and resources involved in quality assurance, compliance and risk management.

•

Lease expense – Our lease expense has grown significantly over the past two years, as a result of the large number of sale-leaseback transactions completed in connection with various 2002 and 2003 financing transactions. Lease expense will grow significantly as a result of the July 15, 2004 transaction (see below). Our lease expense includes the rent expense for all operating leases, including an accrual for lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes).

•

Depreciation and amortization expense – We incur significant depreciation expense on our fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

•

Interest expense – Our interest expense is comprised of interest on our outstanding debt and lease financing obligations. Interest expense will decrease significantly as a result of the July 15, 2004 transaction (see below).

Results of Operations

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

On July 15, 2004, we completed a multi-property sale-leaseback transaction with Health Care Property Investors, Inc., or HCPI.  In the transaction, we sold a substantial majority of our interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in those three communities. We also sold to HCPI all of our interest in the real property and improvements underlying one of our other retirement centers. We will continue to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million (including accrued interest) balance of the 19.5% mezzanine loan with HCPI.  (See Note 11 to the Condensed Consolidated Financial Statements.)

The master lease will be accounted for as an operating lease for one of the retirement centers and as a lease financing with respect to the other three communities as a result of the continuing 10% ownership interest and other factors.  With an operating lease, lease payments (and accruals for lease escalators) are shown as lease expense.  With a lease financing (commonly referred to as capital lease treatment), the leased assets are recorded on the balance sheet, and the lease financing obligation is shown as a component of long-term debt.  The lease financing will impact the income statement in several ways, including the depreciation of the leased asset (generally fully depreciated over the initial lease term), and a portion of each lease payment is considered to be interest expense (with the balance of each lease payment being considered repayment of the lease financing obligation included in long-term debt). Because of the lease financing treatment for these three communities, the amount of debt on our balance sheet will remain approximately the same following the transaction.

The transaction results in a net decrease of $0.1 million of debt as a result of:

•	The repayment of the remaining $82.6 million balance of the mezzanine Loan, including accrued interest.

•	The repayment of $18.9 million of mortgage debt.

•

A $24.8 million reduction in consolidated mortgage debt on our balance sheet.  This debt was retained by the real estate holding companies, and the lease payments to these holding companies will include a pass through of the periodic principal and interest costs of this debt. Our existing guarantee with respect to $16.8 million of that debt was unchanged and remains in place.

•

A new lease financing obligation for the three leases treated as lease financings in the amount of $120.5 million, which will be included in long-term debt.  These lease obligations will be fully amortized over the initial ten-year lease term.

•	A new mortgage loan in the amount of $5.7 million.

For the community with the operating lease treatment, we will realize a gain of approximately $16.3 million, which will be deferred and amortized over the initial ten-year lease term. No gain or loss is recognized for the three communities with lease financing treatment.

We expect the transaction to positively impact pre-tax income by approximately $3.0 million per quarter (approximately $12.0 million per year), comprised of the following elements:

•

We expect to generate interest savings of approximately $4.5 million per quarter (approximately $18.0 million per year) reflecting significantly reduced cost of debt resulting from the complete repayment of the mezzanine loan and the reduction of first mortgage debt, offset by the interest expense portion of the payments on the three new lease financings.

•

Our 10% interest in the real estate holding companies of the three communities will be accounted for using the cost method. Minority interest expense, which prior to the transaction included HCPI’s 9.8% in the subject communities, will be reduced. The net impact of these two items is expected to be a positive increase in pre-tax earnings of approximately $0.5 million per quarter (approximately $2.0 million per year).

•	We expect an increase in lease-related expenses of approximately $2.0 million per quarter (approximately $8.0 million per year), which will include:

•	Lease expense (on the operating lease) of $0.7 million per quarter, which will be partially offset by the amortization of the $16.3 million of deferred gain of $0.4 million per quarter.

•	Increased depreciation of $1.7 million per quarter on the assets of the three lease financing communities.

In addition, during the third quarter of 2004, we will record charges of approximately $11.4 million, which includes:

•	The write-off of $3.4 million of unamortized financing costs relating to the early prepayment of the mezzanine loan and the other debt repaid in the transaction.

•	Expense of approximately $1.2 million of other transaction related costs.

•	A current tax expense of approximately $6.8 million related to the taxable gain, after full utilization of operating losses, on the sale of our interest in the four communities.

Highlights of Operating Results

The highlights of our 2004 and 2003 results are as follows:

•

Our income statements for the three and six months ended June 30, 2004 show significant improvement in operating income versus the prior year periods. However, we continued to incur high costs related to debt service costs and lease obligations, and incurred net losses of $2.5 million and $7.3 million for the three and six months ended June 30, 2004.

•

In order to reduce our loss and produce net income in the future, we are focusing primarily on reducing our debt service costs and improving results in our free-standing assisted living community and retirement center segments, while controlling our general and administrative costs.  We must increase occupancy in our free-standing assisted living community segment, and increase revenue per unit through increased rates and reduced discounting, while controlling our operating costs.  We intend to increase ancillary services and revenue per unit in our retirement center segment, increase occupancy at selected communities, and control our operating costs, including labor, insurance and liability related costs.

•

Our free-standing assisted living communities increased revenue and community operating contribution, primarily as a result of an 8.1% increase in revenue per unit, as well as an increase in ending occupancy from 81% to 86% during the six months ended June 2003 to June 2004.

•

The increased revenue per unit in our free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, current resident agreements allow for annual rate increases. The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•

Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 75% for the three months ended June 30, 2004 versus the three months ended June 30, 2003 and 85% for the six months ended June 30, 2004 versus the six months ended June 30, 2003.

•

We are focusing on increasing our free-standing assisted living community operating contribution further primarily by increasing occupancy above the current 86% level, and by increasing revenue per unit through price increases, ancillary services, and turnover of units that are at lower rates. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 86% should produce high incremental community operating contribution margins for this segment. The primary risk to improving occupancy in our free-standing assisted living community portfolio is development of new unit capacity or renewed price discounting by competitors in our markets, which would make it more difficult to fill vacant units and which could result in lower revenue per unit.

•

Retirement center community operating contribution increased significantly over the prior year quarter, primarily as a result of increased revenue per unit and occupancy increases.  Revenues were up 11.6% in the quarter ended June 30, 2004 versus the prior year quarter and community operating expenses were up 8.6%, resulting in operating margins increasing from 32.1% to 33.9% for our largest segment. For the six months ended June 30, 2004, revenues were up 12.4% versus the prior year period and community operating expenses were up 9.6%, resulting in operating margins increasing from 32.0% to 33.7% for our largest segment.

•

Revenue per unit increases at our retirement centers resulted primarily from increases in selling rates, increased therapy and ancillary service billings, as well as annual billing rate increases to existing residents (typically 2% to 4% under most resident agreements). In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in a significantly increased monthly fees for the new resident. This “mark-to-market” increase is generally more significant in entrance fee communities due to much longer average length of stay (approximately ten years).

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services. The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at June 30, 2004 and 2003.

	Number of Communities / Total Ending Capacity June 30,		Ending Occupancy %/ Ending Occupied Units June 30,		Average Occupancy %/ Average Occupied Units Six Months Ended June 30,

	2004	2003	2004	2003	2004	2003

Retirement centers	28	27	95%	93%	94%	93%
	8,871	8,579	8,424	8,009	8,380	7,987

Free-standing assisted
living communities	33	33	86%	81%	84%	80%
	3,002	3,003	2,590	2,427	2,532	2,412

Management services	5	5	93%	92%	93%	90%
	1,188	1,363	1,111	1,253	1,072	1,228

Total	66	65	93%	90%	92%	90%
	13,061	12,945	12,125	11,689	11,984	11,627

We measure the performance of our three business segments, in part, based upon the operating contribution produced by these business segments. We compute operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment. The following table sets forth certain selected financial and operating data on an operating segment basis(1) (dollars in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2003	Change	%	2004	2003	Change	%

Revenues:
Retirement Centers	$85,578	$76,673	$8,905	11.6%	$170,866	$152,028	$18,838	12.4%
Free-standing ALs	23,532	20,705	2,827	13.7%	46,195	40,658	5,537	13.6%
Management Services	1,039	996	43	4.3%	2,231	2,134	97	4.5%

Total revenue	$110,149	$98,374	$11,775	12.0%	$219,292	$194,820	$24,472	12.6%

Retirement Centers
Ending occupied units	8,424	8,009	415	5.2%	8,424	8,009	415	5.2%
Ending occupancy%	95%	93%	2%		95%	93%	2%
Average occupied units	8,382	7,980	402	5.0%	8,380	7,987	393	4.9%
Average occupancy%	94%	94%	0%		94%	93%	1%
Revenue per occupied unit (per month)	$3,403	$3,203	$201	6.3%	$3,398	$3,172	$226	7.1%
Operating contribution per unit (per month)	1,155	1,027	127	12.4%	1,144	1,015	129	12.7%

Resident and healthcare revenue	85,578	76,673	8,905	11.6%	170,866	152,028	18,838	12.4%
Community operating expense	56,546	52,079	4,467	8.6%	113,337	103,376	9,961	9.6%

Community operating contribution (2)	29,032	24,594	4,438	18.0%	57,529	48,652	8,877	18.2%

Operating contribution margin (3)	33.9%	32.1%	1.8%	5.8%	33.7%	32.0%	1.7%	5.2%

Free-standing assisted living communities
Ending occupied units (4)	2,456	2,311	145	6.3%	2,456	2,311	145	6.3%
Ending occupancy% (4)	86%	81%	5%		86%	81%	5%
Average occupied units (4)	2,430	2,298	132	5.7%	2,408	2,290	118	5.2%
Average occupancy% (4)	86%	81%	5%		85%	81%	4%
Revenue per occupied unit	$3,228	$3,003	$225	7.5%	$3,197	$2,959	$238	8.1%
Operating contribution per unit (per month)	825	564	261	46.3%	804	501	303	60.4%

Resident and healthcare revenue	23,532	20,705	2,827	13.7%	46,195	40,658	5,537	13.6%
Community operating expense	17,519	16,819	700	4.2%	34,580	33,768	812	2.4%

Community operating contribution (2)	6,013	3,886	2,127	54.7%	11,615	6,890	4,725	68.6%

Operating contribution margin (3)	25.6%	18.8%	6.8%	36.1%	25.1%	16.9%	8.2%	48.4%

Management services operating contribution (2)	$515	$383	$132	34.5%	$939	$833	$106	12.7%

Total segment operating contributions	35,560	28,863	6,697	23.2%	70,083	56,375	13,708	24.3%
As a% of total revenue	32.3%	29.3%	2.9%	10.0%	32.0%	28.9%	3.0%	10.4%

General and administrative	$6,114	$6,837	$(723)	-10.6%	$12,702	$12,818	$(116)	-0.9%
Lease expense	15,158	10,366	4,792	46.2%	30,272	20,500	9,772	47.7%
Depreciation and amortization	6,547	6,969	(422)	-6.1%	13,460	13,800	(340)	-2.5%
Amortization of leasehold costs	728	530	198	37.4%	1,446	1,048	398	38.0%

Operating income	$7,013	$4,161	$2,852	68.5%	$12,203	$8,209	$3,994	48.7%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.

(2)	Segment operating contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(3)	Segment operating contribution margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

(4)	Excludes two free-standing assisted living communities owned by our company through joint ventures. These joint ventures are not included in the consolidated free-standing assisted living community segment results since we do not own a majority interest. The net results of these joint ventures are accounted for using the equity method and are included in other income (expense) in our condensed consolidated statement of operations.

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Retirement Centers

Revenue - Retirement center revenues were $85.6 million for the three months ended June 30, 2004, compared to $76.7 million for the three months ended June 30, 2003, an increase of $8.9 million, or 11.6%, which was comprised of:

•

$2.5 million increase due to the August 2003 lease of two previously managed communities, which increased revenues by $4.7 million, offset by a $2.2 million decrease in revenues resulting from the September 2003 sale-manageback of a previously owned retirement center.

•

$5.4 million from increased revenue per occupied unit.  This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $1.9 million increase in therapy services).  Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents.  We expect that selling rates to new residents will continue to increase during 2004, subject to market conditions.

•

$1.0 million from increased occupancy.  We increased average occupancy in retirement centers by 402 units when comparing the six months ended June 30, 2004 with June 30, 2003.  The 402 increase includes the partial year impact of converting two previously managed retirement centers to a lease during August 2003, offset by a decrease related to the sale-manageback of a retirement center during September 2003, resulting in a net increase in average occupancy of 133 units.  Occupancy of the retirement center segment at June 30, 2004 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions.  We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels.

Community operating expenses - Retirement center community operating expenses were $56.5 million for the three months ended June 30, 2004, compared to $52.1 million for the three months ended June 30, 2003, an increase of $4.5 million, or 8.6%, which was comprised of:

•

$1.6 million increase due to the August 2003 lease of two previously managed communities, which increased expenses by $2.7 million, offset by the September 2003 sale-manageback of a retirement center that was previously owned, which decreased expenses $1.1 million.

•

$2.3 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and the additional staffing costs, including approximately $0.7 million supporting the growth of the therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in this segment, other than to support expansions or the growth of ancillary programs such as therapy services.

•

$0.6 million of other year-to-year cost increases.  This includes slight increases in operating expenses such as insurance, utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution - Retirement center operating contribution was $29.0 million for the three months ended June 30, 2004, compared to $24.6 million for the three months ended June 30, 2003, an increase of $4.4 million, or 18.0%.

•	The operating contribution margin at June 30, 2003 increased from 32.1% to 33.9% at June 30, 2004, an increase of 1.8%.

•

The increased margin in 2004 primarily relates to continued operational improvements throughout the retirement centers segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $23.5 million for the three months ended June 30, 2004, compared to $20.7 million for the three months ended June 30, 2003, an increase of $2.8 million, or 13.7%, which was comprised of:

•

$1.9 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.3 million related to increased revenues from therapy services.  We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•

$0.9 million from increased occupancy.  Occupancy increased from 81% at June 30, 2003 to 86% at June 30, 2004, an increase of 5%.  We are focused on continuing to increase the occupancy in our free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in the retirement center segment.  We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $17.5 million for the three months ended June 30, 2004, compared to $16.8 million for the three months ended June 30, 2003, an increase of $0.7 million or 4.2%, which was comprised of:

•

$0.8 million of labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.3 million supporting the growth of therapy services programs. We do not expect significant increases in staffing levels in this segment as occupancy levels increase over the current 86%, since most communities are nearly fully staffed at current occupancy levels.  However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•

($0.1 million) of other net cost decreases.  This includes decreased community overhead costs, insurance costs, marketing expenses (as certain communities reach stabilized occupancy levels), and various other cost decreases.

Community operating contribution - Free-standing assisted living community operating contribution was $6.0 million for the three months ended June 30, 2004, compared to $3.9 million for the three months ended June 30, 2003, an increase of $2.1 million, or 54.7%.

•	For the three months ended June 30, 2004 and 2003, respectively, the operating contribution margin increased from 18.8% to 25.6%, an increase of 6.8%.

•

The increased margin primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 75% for the three months ended June 30, 2004 versus June 30, 2003.

•

We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.  Management services revenues and operating contribution were $0.5 million for the three months ended June 30, 2004, compared to $0.4 million for the three months ended June 30, 2003, an increase of $0.1 million, or 34.5%. Increase results from the September 2003 sale-manageback of a previously owned retirement center.  During the three months ended March 31, 2004, we consolidated a managed community, Freedom Square (including its revenues and expenses instead of only showing its management fee), in accordance with new accounting literature and have restated all prior periods presented to conform to this presentation.

General and Administrative.  General and administrative expense was $6.1 million for the three months ended June 30, 2004, compared to $6.8 million for the three months ended June 30, 2003, a decrease of $0.7 million, or 10.6%.

•

This was primarily a result of decreases in insurance related costs and accruals (including workers compensation and medical programs) of approximately $0.9 million, during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. These decreases were partially offset by approximately $0.2 million of increased audit and information technology service costs.

•	General and administrative expense as a percentage of total consolidated revenues decreased to 5.6% for the 2004 period from 7.0% for the 2003 period, a decrease of 1.4%.

•

We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.0% for the three months ended June 30, 2004 and 2003, respectively, calculated as follows:

	Three Months Ended June 30,

	2004	2003

Total consolidated revenues	$110,149	$98,374
Revenues of unconsolidated managed communities	13,668	12,949
Less management fees	515	383

Total combined revenue	$123,302	$110,940

Total general and administrative expense	$6,114	$6,837

General and administrative expense as a% of total consolidated revenues	5.6%	7.0%

General and administrative expense as a% of total combined revenue	5.0%	6.2%

Lease Expense.  Lease expense was $15.2 million for the three months ended June 30, 2004, compared to $10.4 million for the three months ended June 30, 2003, an increase of $4.8 million or 46.2%.

•

As a result of the sale-leaseback and sale-manageback transactions completed in 2003, three additional retirement centers are currently leased (versus owned) properties. Lease expense increased $2.9 million as a result of these transactions completed in 2003.

•

Net lease expense for the three months ended June 30, 2004 was $15.2 million, which includes current lease payments of $15.9 million, plus accruals for future lease escalators of $1.7 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.4 million.

•	As of June 30, 2004, we had operating leases for 32 of our communities, including 18 retirement centers and 14 free-standing assisted living communities.

Depreciation and Amortization.  Depreciation and amortization expense was $6.5 million for the three months ended June 30, 2004, compared to $7.0 million for the three months ended June 30, 2003, a decrease of $0.5 million, or 6.1%. The decrease was related to the $92.0 million reduction in depreciable assets resulting from the September 2003 sale-leaseback transactions, offset by additions to depreciable assets during the period.

Amortization of Leasehold Acquisition Costs.  Amortization of leasehold acquisition costs was $0.7 million for the three months ended June 30, 2004, compared to $0.5 million for the three months ended June 30, 2003, an increase of $0.2 million or 37.4%. This increase was related to the August 2003 lease of two retirement centers we previously managed, which increased leasehold acquisition costs by $12.8 million, adjusted by a $0.9 million reduction in prior leasehold acquisition costs, for a net increase of $11.9 million.

Interest Expense.   Interest expense was $8.9 million for the three months ended June 30, 2004, compared to $14.6 million for the three months ended June 30, 2003, a decrease of $5.7 million, or 38.8%.

•

As a result of the sale-leaseback transactions completed in September 2003, we repaid $112.8 million of first mortgage debt, and $51.8 million of the mezzanine loan, which accounted for a majority of the decrease in interest expense, as well as the increase in lease expense.

•	Interest expense for the second quarter of 2004 was $8.9 million. This amount includes $3.9 million of interest expense on the mezzanine loan.

Other Income (Expense).  Interest income was $0.7 million for the three months ended June 30, 2004, compared to $0.9 million for the three months ended June 30, 2003, a decrease of $0.2 million, or 25.0%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions, as well as lower interest rates. Assuming rates are consistent, and balance requirements are maintained, interest income in upcoming quarters is expected to be similar to the quarter ended June 30, 2004.

Income Taxes.  The provision for income taxes was an expense of $0.1 million for the three months ended June 30, 2004, and $0.1 million for the three months ended June 30, 2003. These taxes are primarily related to current state taxes. As of June 30, 2004, we have a cumulative valuation allowance against deferred tax assets of approximately $59 million.  As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.  Accordingly, during the three months ended June 30, 2004, we have recorded valuation allowances against deferred tax assets of approximately $0.9 million.  We will continue to assess our ability to generate sufficient taxable income (from positive earnings and other factors) during future periods in which the deferred tax assets may be utilized.  If in the future, we determine that we meet the “more likely than not” recoverability criteria, we will reduce or eliminate our valuation allowance of approximately $59 million against deferred tax assets at that time, resulting in a significant reduction of tax expense (or recording tax benefit in such period), which will result in a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $0.9 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature. (See Note 10 to the Condensed Consolidated Financial Statements.) The increase in minority interest was attributable to increased lifecare sales for the three months ended June 30, 2004 versus June 30, 2003, at Freedom Square.

Net Loss. We experienced a net loss of $2.5 million, or $0.10 loss per diluted share, for the three months ended June 30, 2004, compared to a net loss of $9.5 million, or $0.53 loss per diluted share, for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Retirement Centers

Revenue - Retirement center revenues were $170.9 million for the six months ended June 30, 2004, compared to $152.0 million for the six months ended June 30, 2003, an increase of $18.8 million, or 12.4%, which was comprised of:

•

$4.9 million increase due to the August 2003 lease of two previously managed communities, which increased revenues by $9.3 million, offset by a $4.4 million decrease in revenues resulting from the September 2003 sale-manageback of a previously owned retirement center.

•

$11.6 million from increased revenue per occupied unit.  This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $3.7 million increase in therapy services and $0.9 million increase in entrance fee income).  Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents.  We expect that selling rates to new residents will continue to increase during 2004, subject to market conditions.

•

$2.3 million from increased occupancy.  We increased average occupancy in retirement centers by 393 units when comparing June 30, 2004 with June 30, 2003.  The 393 increase includes the partial year impact of converting two previously managed retirement centers to a lease during August 2003, offset by a decrease related to the sale-manageback of a retirement center during September 2003, resulting in a net increase in average occupancy of 129 units.  Occupancy of the retirement center segment at June 30, 2004 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions.  We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels.

Community operating expenses - Retirement center community operating expenses were $113.3 million for the six months ended June 30, 2004, compared to $103.4 million for the six months ended June 30, 2003, an increase of $9.9 million, or 9.6%, which was comprised of:

•

$3.1 million increase due to the August 2003 lease of two previously managed communities, which increased expenses by $5.3 million, offset by the September 2003 sale-manageback of a retirement center that was previously owned, which decreased expenses $2.2 million.

•

$5.7 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and the additional staffing costs, including approximately $1.6 million supporting the growth of the therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in this segment, other than to support expansions or the growth of ancillary programs such as therapy services.

•

$1.1 million of other year-to-year cost increases.  This includes slight increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution - Retirement center operating contribution was $57.5 million for the six months ended June 30, 2004, compared to $48.6 million for the six months ended June 30, 2003, an increase of $8.9 million, or 18.2%.

•	The operating contribution margin at June 30, 2003 increased from 32.0% to 33.7% at June 30, 2004, an increase of 1.7%.

•

The increased margin in 2004 primarily relates to continued operational improvements throughout the retirement centers segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $46.2 million for the six months ended June 30, 2004, compared to $40.7 million for the six months ended June 30, 2003, an increase of $5.5 million, or 13.6%, which was comprised of:

•

$3.9 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.5 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•

$1.6 million from increased occupancy.  Occupancy increased from 81% at June 30, 2003 to 86% at June 30, 2004, an increase of 5%.  We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believes that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in the retirement center segment.  We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $34.6 million for the six months ended June 30, 2004, compared to $33.8 million for the six months ended June 30, 2003, an increase of $0.8 million or 2.4%, which was comprised of:

•

$1.3 million of labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.5 million supporting the growth of therapy services programs. We do not expect significant increases in staffing levels in this segment as occupancy levels increase over the current 86%, since most communities are nearly fully staffed at current occupancy levels.  However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•

($0.5 million) of other net cost decreases.  This includes decreased community overhead costs, insurance costs, marketing expenses (as certain communities reach stabilized occupancy levels), and various other cost decreases.

Community operating contribution - Free-standing assisted living community operating contribution was $11.6 million for the six months ended June 30, 2004, compared to $6.9 million for the six months ended June 30, 2003, an increase of $4.7 million, or 68.6%.

•	For the six months ended June 30, 2004 and 2003, respectively, the operating contribution margin increased from 16.9% to 25.1%, an increase of 8.2%.

•

The increased margin primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 85% for the six months ended June 30, 2004 versus June 30, 2003.

•

We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.  Management services revenues and operating contribution were $0.9 million for the six months ended June 30, 2004, compared to $0.8 million for the six months ended June 30, 2003, an increase of $0.1 million, or 12.7%. Increase results from the September 2003 sale-manageback of a previously owned retirement center.  During the six months ended June 30, 2004, we consolidated a managed community (Freedom Square) in accordance with new accounting literature and have restated all prior periods presented to conform to this presentation.

General and Administrative.   General and administrative expense was $12.7 million for the six months ended June 30, 2004, compared to $12.8 million for the six months ended June 30, 2003, a decrease of $0.1 million, or 0.9%.

•

This was primarily a result of decreases in insurance related costs and accruals (including workers’ compensation and medical programs) of approximately $0.7 million in the 2004 period versus the 2003 period. These decreases were offset by approximately $0.5 million of increased audit and information technology service costs, as well as marketing costs.

•	General and administrative expense as a percentage of total consolidated revenues decreased to 5.8% for 2004 from 6.6% for 2003, a decrease of 0.8%.

•

We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.2% for the six months ended June 30, 2004 and 2003, respectively, calculated as follows:

	Six Months Ended June 30,

	2004	2003

Total consolidated revenues	$219,292	$194,820
Revenues of unconsolidated managed communities	25,754	26,045
Less management fees	939	833

Total combined revenue	$244,107	$220,032

Total general and administrative expense	$12,702	$12,818

General and administrative expense as a% of total consolidated revenues	5.8%	6.6%

General and administrative expense as a% of total combined revenue	5.2%	5.8%

Lease Expense.  Lease expense was $30.3 million for the six months ended June 30, 2004, compared to $20.5 million for the six months ended June 30, 2003, an increase of $9.8 million or 47.7%.

•

As a result of the sale-leaseback and sale-manageback transactions completed in 2003, three additional retirement centers are currently leased (versus owned) properties. Lease expense increased $5.8 million as a result of these transactions completed in 2003.

•

Net lease expense for the first half of 2004 was $30.3 million, which includes current lease payments of $31.8 million, plus accruals for future lease escalators of $3.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $5.0 million.

•	As of June 30, 2004, we had operating leases for 32 of our communities, including 18 retirement centers and 14 free-standing assisted living communities.

Depreciation and Amortization.  Depreciation and amortization expense was $13.5 million for the six months ended June 30, 2004, compared to $13.8 million for the six months ended June 30, 2003, a decrease of $0.3 million, or 2.5%. The decrease was related to the $92.0 million reduction in depreciable assets resulting from the September 2003 sale-leaseback transactions, offset by additions to depreciable assets during the period, as well as $0.5 million of additional depreciation expensed during the first quarter of 2004, related to assets previously held-for-sale.

Amortization of Leasehold Acquisition Costs.  Amortization of leasehold acquisition costs was $1.4 million for the six months ended June 30, 2004, compared to $1.0 million for the six months ended June 30, 2003, an increase of $0.4 million or 38.0%. This increase was related to the August 2003 lease of two retirement centers we previously managed, which increased leasehold acquisition costs by $12.8 million, adjusted by a $0.9 million reduction in prior leasehold acquisition costs, for a net increase of $11.9 million.

Interest Expense.   Interest expense was $18.6 million for the six months ended June 30, 2004, compared to $28.9 million for the six months ended June 30, 2003, a decrease of $10.3 million, or 35.5%.

•

As a result of the sale-leaseback transactions completed in September 2003, we repaid $112.8 million of first mortgage debt, and $51.8 million of the mezzanine loan, which accounted for a majority of the decrease in interest expense, as well as the increase in lease expense.

•	Interest expense for the six months ended June 30, 2004 was $18.6 million. This amount includes $7.8 million of interest expense on the mezzanine loan.

Other Income (Expense).  Interest income was $1.3 million for the six months ended June 30, 2004, compared to $1.6 million for the six months ended June 30, 2003, a decrease of $0.3 million, or 20.0%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions, as well as lower interest rates. Assuming rates are consistent, and balance requirements are maintained, interest income is expected to approximate the June 30, 2004 quarterly amount of $0.7 million.

Income Taxes.  The provision for income taxes was an expense of $0.2 million for the six months ended June 30, 2004, and $0.2 million for the six months ended June 30, 2003. These taxes are primarily related to current state taxes. As of June 30, 2004, we have a cumulative valuation allowance against deferred tax assets of approximately $59 million.  As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.  Accordingly, during the six months ended June 30, 2004, we have recorded valuation allowances against deferred tax assets of approximately $2.6 million.  We will continue to assess our ability to generate sufficient taxable income (from positive earnings and other factors) during future periods in which the deferred tax assets may be utilized.  If in the future, we determine that we meet the “more likely than not” recoverability criteria, we will reduce or eliminate our valuation allowance of approximately $59 million against deferred tax assets at that time, resulting in a significant reduction of tax expense (or recording tax benefit in such period), which will result in a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.8 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature. (See Note 10 to the Condensed Consolidated Financial Statements.) The increase in minority interest was attributable to increased lifecare sales for the six months ended June 30, 2004 versus June 30, 2003, at Freedom Square.

Net Loss. We experienced a net loss of $7.3 million, or $0.32 loss per diluted share, for the six months ended June 30, 2004, compared to a net loss of $20.5 million, or $1.16 loss per diluted share, for the six months ended June 30, 2003.

Liquidity and Capital Resources

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, the proceeds from the sale of entrance fees and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with approximately 15% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due upon termination of  entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We are highly leveraged and have substantial payment commitments for lease, interest, principal and other payments on outstanding debt and lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•	Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans.

•

Long-term debt payments include mortgage debt payments due of $11.2 million in the twelve months ended June 30, 2005, $10.4 million in the twelve months ended June 30, 2006 and $17.9 million in the twelve months ended June 30, 2007. We intend to repay or refinance these amounts as they come due, subject to available funds and market conditions.

•

The long-term debt payments due in the twelve months ended June 30, 2008 include, in addition to other debt payments, the maturity of the remaining $82.0 million of the mezzanine loan, plus deferred interest. This loan was repaid July 15, 2004, in conjunction with a multi-property sale-leaseback transaction. However, because of certain lease financing treatment for three of the four sale-leaseback communities, the amount of debt on the balance sheet will remain approximately the same.

•	The long-term debt payments due in the twelve months ended June 30, 2009 include $17.2 million due on notes to certain former joint venture partners, which bear interest at 9.625%.

•

As of June 30, 2004, we lease 41 of our communities (32 operating leases and nine leases accounted for as financing obligations) and lease certain equipment. As a result, we incur significant lease payments from these long-term leases. We intend to fund these lease obligations primarily from cash provided by operations.

As of June 30, 2004, we had approximately $18.9 million in unrestricted cash and cash equivalents, and $17.4 million of working capital. We believe that our current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions or earnouts will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

Since we are highly leveraged, the cash needs for lease and interest payments and principal payments on outstanding debt will remain high for the foreseeable future and remain a significant cost for our company. In order to meet our liquidity requirements over the longer term, including our debt maturities, we are focusing on:

•

Increasing our cash flow from operations - We are focused on increasing our cash flow from operations primarily by increasing our occupancy levels (primarily at our free-standing assisted living communities) and revenue per unit at all communities through periodic selling rate increases and additional services, while controlling operating expenses and maintaining strong entrance fee sales.

•

Refinancing certain debt maturities as they come due - Given our high leverage, cash flow from operations will not be sufficient to repay all of our debt maturities in full as they come due. As a result, we will be required to refinance some or all of our maturing debt obligations as they come due. Our ability to do so will be affected by, and dependent upon, our operational results, industry and general economic conditions, and capital market conditions.

•

Reducing our cost of capital - During 2002 and 2003, we significantly increased our leverage and average cost of capital (for various debt and lease obligations).  We are continuously exploring opportunities to reduce our leverage and average debt cost by refinancing high cost debt. The July 15, 2004 sale-leaseback transaction will reduce our cost of capital  by replacing the 19.5% mezzanine loan with 9.0% base rate lease agreements.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2004, since 74.5% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs. As a result of operating losses, we have not incurred significant tax payments in recent years. Although we have generated various operating loss carryforwards in recent years, it is expected that currently taxable gains on the July 15, 2004 sale-leaseback transaction will fully utilize these tax operating loss carryforwards. As a result, we expect to pay approximately $6.8 million of tax during the fourth quarter of 2004, and expect to incur cash tax payments in future quarters as our operating results improve.

As of June 30, 2004, we have a cumulative valuation allowance against deferred tax assets of approximately $59 million.  As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.  We will continue to assess our ability to generate sufficient taxable income (from positive earnings and other factors) during future periods in which the deferred tax assets may be utilized.  If in the future, we determine that we meet the “more likely than not” recoverability criteria, we will reduce or eliminate our valuation allowance of approximately $59 million against deferred tax assets at that time, resulting in a significant reduction of tax expense (or recording tax benefit in such period), which will result in a corresponding increase to net income and shareholders’ equity.

We may also consider, from time to time, development or acquisition of additional senior living communities or other assets. Such transactions, if significant, would generally require arrangement of separate leases, mortgages or other financing by us.  We have recently filed a shelf registration (Form S-3) to facilitate future public debt or equity offerings.

A significant amount of our indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with financial or restrictive covenants) could cause our lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of our mortgages, debt instruments, and leases, a default by us on one of our debt instruments or lease agreements is likely to result in a default or acceleration of many of our other obligations, which would have a material adverse effect on us. Certain of our debt instruments and leases contain financial and other covenants, typically on specific communities. We believe that projected results from operations and cash flows will be sufficient to satisfy these covenants during the next twelve months. However, there can be no assurances that we will remain in compliance with those covenants or in the event of future non-compliance that our creditors will grant amendments or waivers.

We have primarily used a combination of mortgage financing (including the mezzanine loan), lease financing, and convertible debentures to finance our cash needs over the past several years. In the future, subject to our performance and market conditions, we would expect to utilize various types of financing including mortgage financing, lease financing, and public debt or equity offerings as well.

Cash Flow, Investing and Financing Activity

During the six months ended June 30, 2004, we experienced a positive net cash flow of $1.7 million.  Net cash provided by operating activities was $18.7 million, net cash used by investing activities was $12.8 million and net cash used by financing activities was $4.2 million.  Our unrestricted cash balance was $18.9 million as of June 30, 2004, as compared to $17.2 million as of December 31, 2003.  Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from refinancing transactions, while cash was used primarily for debt service and lease obligations, capital expenditures and working capital.

Net cash provided by operating activities increased from $2.7 million for the six months ended June 30, 2003 to $18.7 million for the six months ended June 30, 2004, an improvement of $16.0 million, primarily a result of improved operational results, and increased net cash from entrance fee sales.

Net cash from entrance fee sales (proceeds from entrance fee sales, less refunds of entrance fee terminations) was $16.7 million for the six months ended June 30, 2004, versus $10.5 million for the six months ended June 30, 2003. The entrance fee sales for both of these periods include the results from Freedom Square. We are focused on maintaining strong entrance fee sales for 2004. In future years, the level of sales may be impacted by the number of available units in our entrance fee communities, which is due in part to average length of stay and unit turnover rates.

We routinely make capital expenditures to maintain or enhance communities under our control. The level of capital spending, primarily for refurbishing apartments and maintaining the quality of community assets, was $8.5 million for the six months ended June 30, 2004. In addition, we incurred approximately $1.1 million during the six months ended June 30, 2004 on capital expenditures related to development activities. Our capital expenditure budget for fiscal 2004 is approximately $18 million. We expect that our spending for maintenance capital spending for the remainder of 2004 will be similar to or slightly increased from levels during the first half of the year. In addition, capital spending on development activities is expected to increase during the remainder of 2004. Any significant development prospects would generally utilize separate mortgage, lease or other financing.

Net cash used by financing activities was $4.2 million compared with $0.5 million during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we received proceeds of $47.9 million from the issuance and refinancing of long-term debt, including the accrual of deferred interest of $4.1 million, made principal payments on our indebtedness of $49.3 million, paid $0.3 million of financing costs and made distributions to minority interest holders of $2.2 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $0.6 million. We are focused on reducing our debt service costs.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of June 30, 2004 (amounts in thousands):

	Payments Due by Twelve Months Ended June 30,

	2005	2006	2007	2008	2009	Thereafter

Long-term debt	$11,200	$10,385	$17,904	$96,919	$24,796	$96,902
Lease financing obligations	5,842	6,282	6,745	7,245	7,705	65,041
Operating leases	65,135	66,361	67,619	67,805	68,152	509,068
Future accrued interest on mezzanine loan(1)	—	—	—	35,766	—	—

Total contractual cash obligations	$82,177	$83,028	$92,268	$207,735	$100,653	$671,011

Interest income on notes receivable(2)	(1,084)	(1,074)	(1,062)	(1,054)	(1,038)	(19,122)

Contractual obligations, net	$81,093	$81,954	$91,206	$206,681	$99,615	$651,889

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter

Guaranties(3)	$473	$509	$8,603	$383	$415	$8,307

Total commercial commitments	$473	$509	$8,603	$383	$415	$8,307

(1)	The mezzanine loan has a cash interest payment rate of 9% per year, which increases after April 2004 by fifty-five basis points each year, plus additional accrued interest (which converts to principal) to its stated interest rate of 19.5% compounding quarterly from June 30, 2004. The amount of interest previously reflected above represents the unpaid interest which we were accruing and compounding quarterly. This loan, $82.0 million at June 30, 2004, was repaid July 15, 2004, in conjunction with a multi-property sale-leaseback transaction. However, because of certain lease financing treatment for three of the four sale-leaseback communities, the amount of debt on the balance sheet will remain approximately the same.

(2)	A portion of the lease payments noted in the above table is repaid to us as interest income on notes receivable from the lessors.

(3)	Guarantees include mortgage debt related to two communities. The mortgage debt guaranteed by us relates to a retirement center under a long-term operating lease agreement and a free-standing assisted living community joint venture managed by us.

The sale lease-back transaction completed July 15, 2004 will have a significant impact on our future obligations. (See Note 11 to the Condensed Consolidated Financial Statements.) The following tables summarize our total contractual obligations and commercial commitments as of June 30, 2004 (amounts in thousands), incorporating the impact of the July 15, 2004 transactions:

	Payments Due by Twelve Months Ended June 30,

	2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$9,810	$9,384	$19,209	$5,166	$19,957	$73,929
Lease financing obligations(2)	16,123	16,914	17,627	18,546	19,440	130,709
Operating leases	67,384	68,678	70,005	70,262	70,683	522,911
Future accrued interest on mezzanine loan(1)	—	—	—	—	—	—

Total contractual cash obligations	$93,317	$94,976	$106,841	$93,974	$110,080	$727,549

Interest income on notes receivable(3)	(1,084)	(1,074)	(1,062)	(1,054)	(1,038)	(19,122)

Contractual obligations, net	$92,233	$93,902	$105,779	$92,920	$109,042	$708,427

	Amount of Commitment Expiration Per Period

	2005	2006	2007	2008	2009	Thereafter

Guaranties(4)	$473	$509	$8,603	$383	$415	$8,307

Total commercial commitments	$473	$509	$8,603	$383	$415	$8,307

(1)	The mezzanine loan, $82.0 million at June 30, 2004, was repaid July 15, 2004, in conjunction with a multi-property sale-leaseback transaction. In addition, $18.9 million of mortgage debt was repaid and an additional $24.8 million of mortgage debt is no longer included in long-term debt. This debt is retained by the real estate holding companies, and our lease payments to these holding companies will provide the funds to service this debt in the future (this becomes part of our lease obligation).

(2)	Because of certain lease financing treatment for three of the four sale-leaseback communities, the lease financing obligations amounts above have increased.

(3)	A portion of the lease payments noted in the above table is repaid to us as interest income on notes receivable from the lessors.

(4)	Guarantees include mortgage debt related to two communities. The mortgage debt guaranteed by us relates to a retirement center under a long-term operating lease agreement and a free-standing assisted living community joint venture managed by us.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by our management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of our financial statements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003 and our consolidated financial statements and the notes thereto.

Risks Associated with Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of us or our management including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, interest rates and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that we have generated losses in recent periods, (ii) the risks associated with our financial condition and the fact that we are highly leveraged, (iii) the risk that we will be unable to improve operating results at our free-standing assisted living communities, sell our entrance fee units or increase our cash flow or generate expected levels of cash, (iv) the risk that alternative or replacement financing sources will not be available to us, (v) the risks associated with the adverse market conditions for the senior living industry, (vi) the risk that we will be unable to obtain liability insurance in the future or that the costs associated with such insurance or related losses (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, (viii) the risk of adverse changes in governmental reimbursement programs, (ix) the risk of rising interest rates, and (x) the risks and uncertainties set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (which was updated on Form 8-K dated June 10, 2004) and our other filings with the Securities and Exchange Commission.

Should one or more of those risks materialize, actual results could differ materially from those forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our forecasts, expectations, objectives or plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk  We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. We have $91.1 million of variable rate debt at June 30, 2004. However, $14.4 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing our interest rate. Therefore, considering the $76.7 million of variable rate debt without such interest rate floors, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.8 million.

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage our exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement, we receive a fixed rate of 6.87% on the $34.0 million of debt, and pay a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2004, since 74.5% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

Disclosure About Market Exchange Risk  We received notice from the New York Stock Exchange, or the NYSE, in December 2002 that we were below the NYSE’s continued listing requirements relating to total market capitalization of $50 million and minimum shareholders’ equity of $50 million, or alternatively total market capitalization in excess of $100 million. As permitted by the NYSE, we submitted a plan during early 2003 demonstrating how we intended to comply with the continued listing requirements. The NYSE accepted our plan and monitored our progress during the eighteen month period ending June 4, 2004.

On June 7, 2004, we announced that we had received notification from the NYSE that we are now considered a “company in good standing” under the NYSE’s continued listing standards and will be removed from its “Watch List”. The NYSE’s decision comes as a result of our consistent positive performance with respect to our business plan submitted to the NYSE in March 2003, and our satisfaction of the NYSE’s alternate continued listing criteria by achieving $117 million of market capitalization based on the 30 trading days ended June 4, 2004. We will be subject to a 12-month follow-up period to ensure that we remain in compliance with the NYSE’s continued listing standards, and will also be subject to its routine monitoring process.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 19, 2004.  At the annual meeting, our shareholders voted (1) to elect four Class I directors to serve for a term of three years and until their successors are duly elected and qualified, (2) to elect one Class II director to serve for a term of one year and until his successor is duly elected and qualified, and (3) to elect one Class III director to serve for a term of two years and until his successor is duly elected and qualified.

The following table sets forth the number of votes cast for and abstain/withheld with respect to each of the director nominees:

Director Nominee	Class/Term	For	Abstain/Withheld

Christopher J. Coates	Class I - 3 years	22,270,185	18,107
Donald D. Davis	Class I - 3 years	22,270,211	18,081
Daniel K. O’Connell	Class I - 3 years	22,269,911	18,381
Lawrence J. Stuesser	Class I - 3 years	22,270,211	18,081

J. Edward Pearson	Class II - 1 year	22,270,211	18,081

John C. McCauley	Class III - 2 years	22,270,211	18,081

In addition to the foregoing directors, the following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires

Frank M. Bumstead	2005
Nadine C. Smith	2005
John A. Morris, Jr. M.D.	2006
W.E. Sheriff	2006

Item 6.  Exhibits and Reports on Form 8-K

(a)		Exhibits

10.1

Fourth Amendment to Master Lease Agreement (Phase I), dated July 15, 2004, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano, L.P., a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership, and ARC Boynton Beach, LLC, a Tennessee limited liability company.

10.2

Third Amendment to Master Lease Agreement (Phase II), dated July 15, 2004, between ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC.

10.3

First Amendment to Master Lease Agreement (Phase III), dated July 15, 2004, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, Texas HCP Revx, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Labarc Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., and Labarc L.P.

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

(b)		Reports on Form 8-K filed during the quarter ended June 30, 2004:

On May 5, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 9 and 12) which contained our press release announcing our first quarter 2004 earnings results.

On May 5, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K (Items 9 and 12) which contained supplemental financial information relating to our first quarter 2004 results.

On June 10, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K (Items 5 and 7) which contained restated consolidated balance sheets as of December 31, 2003 and 2002, restated consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003 and certain restated selected information and data from our Annual Report on Form 10-K for the fiscal year ending December 31, 2003. Such financial information was restated to consolidate the results of a community we manage in compliance with the Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, and to include three free-standing assisted living communities as continuing operations.

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

AMERICAN RETIREMENT CORPORATION

Date: August 11, 2004	By: /s/ Bryan D. Richardson

Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)