Form 10-Q
period 2004-09-30
AMERICAN RETIREMENT CORP
filed 2004-11-05
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

As of November 4, 2004, 25,375,314 shares of the Registrant’s common stock, $.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$35,487	$17,192
Restricted cash	25,955	20,947
Accounts receivable, net of allowance for doubtful accounts	15,520	14,902
Inventory	1,269	1,308
Prepaid expenses	3,682	3,900
Deferred income taxes	1,981	2,936
Assets held-for-sale	670	6,426
Other current assets	10,717	10,989

Total current assets	95,281	78,600

Restricted cash, excluding amounts classified as current	23,412	22,654
Land, buildings and equipment, net of accumulated depreciation	512,854	533,145
Notes receivable	18,656	18,925
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	30,097	33,207
Other assets	52,815	51,289

Total assets	$769,578	$774,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt
Long-term debt	$10,181	$10,782
Lease financing obligations	16,595	5,433
Debt associated with assets held-for-sale	—	7,000
Accounts payable	3,596	4,800
Accrued interest	956	3,330
Accrued payroll and benefits	12,294	10,536
Accrued property taxes	11,042	10,742
Other accrued expenses	7,664	8,234
Other current liabilities	13,913	9,140

Total current liabilities	76,241	69,997

Long-term debt, excluding current portion
Long-term debt	126,502	252,906
Lease financing obligations	199,208	95,414
Refundable portion of entrance fees	79,598	72,980
Deferred entrance fee income	144,818	139,813
Tenant deposits	4,485	4,751
Deferred gains on sale-leaseback transactions	101,395	92,596
Deferred income taxes	2,597	5,360
Other long-term liabilities	21,149	17,774

Total liabilities	755,993	751,591

Minority interest	13,976	21,885

Commitments and contingencies (See notes)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 25,324,203 and 19,670,501 shares issued and outstanding, respectively	249	197
Additional paid-in capital	166,373	150,896
Accumulated deficit	(164,577)	(150,286)
Deferred compensation, restricted stock	(2,436)	—

Total shareholders’ (deficit) equity	(391)	807

Total liabilities and shareholders’ equity	$769,578	$774,283

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,

	2004	2003

Revenues:
Resident and health care	$111,089	$100,534
Management and development services	500	338
Reimbursed expenses	460	529

Total revenues	112,049	101,401

Operating expenses:
Community operating expenses	75,825	72,003
General and administrative	8,400	6,351
Lease expense	15,382	12,058
Depreciation and amortization	8,488	6,918
Amortization of leasehold acquisition costs	735	597
Reimbursed expenses	460	529

Total operating expenses	109,290	98,456

Operating income	2,759	2,945

Other income (expense):
Interest expense	(8,400)	(14,978)
Interest income	718	636
Gain (loss) on sale of assets	(48)	23,149
Other	258	(255)

Other income (expense), net	(7,472)	8,552

Income (loss) before income taxes and minority interest	(4,713)	11,497

Income tax expense	2,501	1,361

Income (loss) before minority interest	(7,214)	10,136

Minority interest in losses (earnings) of consolidated subsidiaries, net of tax	270	(256)

Net income (loss)	$(6,944)	$9,880

Basic earnings (loss) per share	$(0.28)	$0.53

Dilutive earnings (loss) per share	$(0.28)	$0.41

Weighted average shares used for basic earnings (loss) per share data	24,665	18,739
Effect of dilutive common stock options	—	5,839

Weighted average shares used for dilutive earnings (loss) per share data	24,665	24,578

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Nine months ended September 30,

	2004	2003

Revenues:
Resident and health care	$328,150	$293,220
Management and development services	1,439	1,171
Reimbursed expenses	1,752	1,830

Total revenues	331,341	296,221

Operating expenses:
Community operating expenses	223,742	209,147
General and administrative	21,102	19,169
Lease expense	45,654	32,558
Depreciation and amortization	21,948	20,718
Amortization of leasehold acquisition costs	2,181	1,645
Reimbursed expenses	1,752	1,830

Total operating expenses	316,379	285,067

Operating income	14,962	11,154

Other income (expense):
Interest expense	(27,033)	(43,885)
Interest income	1,989	2,225
Gain on sale of assets	63	23,170
Other	5	21

Other expense, net	(24,976)	(18,469)

Loss before income taxes and minority interest	(10,014)	(7,315)

Income tax expense	2,721	1,555

Loss before minority interest	(12,735)	(8,870)

Minority interest in earnings of consolidated subsidiaries, net of tax	(1,555)	(1,704)

Net loss	$(14,290)	$(10,574)

Basic and dilutive loss per share	$(0.61)	$(0.59)

Weighted average shares used for basic and dilutive loss per share data	23,404	18,049

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(14,290)	$(10,574)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	24,129	22,363
Amortization of deferred financing costs	4,597	1,830
Entrance fee items:
Amortization of deferred entrance fee revenue	(12,737)	(11,898)
Proceeds from entrance fee sales	35,058	30,453
Refunds of entrance fee terminations	(9,753)	(11,830)
Deferred income tax benefit	(1,808)	—
Amortization of deferred gain on sale-leaseback transactions	(7,954)	(2,483)
Amortization of deferred compensation, restricted stock	182	—
Minority interest in earnings of consolidated subsidiaries	1,555	1,704
Losses from unconsolidated joint ventures	85	211
Gain on sale of assets	(63)	(23,170)
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(618)	(1,375)
Inventory	39	136
Prepaid expenses	218	(227)
Other assets	3,949	3,651
Accounts payable	(1,204)	1,715
Accrued interest	(236)	(2,592)
Other accrued expenses and other current liabilities	6,618	4,091
Tenant deposits	(266)	(250)
Other liabilities	3,421	2,402

Net cash provided by operations	30,922	4,157

Cash flows from investing activities:
Additions to land, buildings and equipment	(14,288)	(8,351)
Purchase of restricted cash, net	(6,902)	(1,844)
Proceeds from (issuance of) notes receivable	269	(2,297)
Proceeds from the sale of assets	11,008	8,405
Other investing activities	346	(2,175)

Net cash used by investing activities	(9,567)	(6,262)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	55,261	32,480
Principal payments on long-term debt, including payment of deferred interest	(179,992)	(219,408)
Proceeds from lease financing	120,500	185,102
Accrual of deferred interest on mezzanine debt	4,074	8,930
Distributions to minority interest holders	(3,243)	(3,140)
Principal reductions in master trust liability	(940)	(1,061)
Accrual of contingent earnouts	—	(594)
Expenditures for financing costs	(428)	(769)
Proceeds from the issuance of stock	142	15
Proceeds from the exercise of stock options	1,566	—

Net cash used by financing activities	(3,060)	1,555

Net increase (decrease) in cash and cash equivalents	18,295	(550)
Cash and cash equivalents at beginning of period	17,192	18,684

Cash and cash equivalents at end of period	$35,487	$18,134

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

	Nine months ended September 30,

	2004	2003

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (including capitalized interest)	$21,504	$26,108

Income taxes paid	$526	$437

During the nine months ended September 30, 2004, the Company completed a sale-leaseback transaction  in which we sold a substantial majority of our interest in the real property and improvements underlying two  retirement centers and one free-standing assisted living community. Proceeds from the sale of these interests were:

	2004	2003

Land, buildings and equipment	$16,165	—
Other assets	(9,037)	—
Accrued interest	(1,951)	—
Deferred gain on sale-leaseback transaction	16,568	—
Long-term debt	(5,673)	—
Minority interest	(6,082)	—

Supplemental disclosure of non-cash transactions:

During the nine months ended September 30, 2004, the Company granted 440,000 shares of restricted stock. These grants will vest ratably over the next three years. Measured compensation related to these grants totaled $2.6 million, which is being amortized as compensation expense over the period of vesting. In addition, during the nine months ended September 30, 2003, the Company issued 1,386,024 common shares, par value $0.01 per share, to holders of the Company's 10% Series B Convertible Senior Subordinated Notes (Series B Notes). The holders elected to convert $3.1 million of the Series B Notes to common stock at the conversion price of $2.25 per share. As a result, debt and equity changed as follows:

	2004	2003

Long-term debt	$—	$(3,167)
Common stock	—	15
Additional paid-in capital	2,618	3152
Deferred compensation, restricted stock	2,618	—

During the nine months ended September 30, 2004, the Company issued 4,808,898 shares of common stock, par value $0.01 per share, to certain holders of the Series B Notes. The holders elected to convert $10.8 million of the Series B Notes to common stock at the conversion price of $2.25 per share. As a result, debt and equity were adjusted as follows:

	2004	2003

Accrued interest	$383	$—
Long-term debt	10,820	—
Common stock	48	—
Additional paid-in capital	11,155	—

During the nine months ended September 30, 2003, the Company amended a lease agreement.  Under this amendment, the lease, which had been accounted for as a financing, is now accounted for as an operating lease.  As a result, assets and liabilities decreased as follows:

	2004	2003

Land, building and equipment	$—	$4,879
Other assets	—	821
Long-term debt	—	(4,879)

During the nine months ended September 30, 2003 the Company completed certain conditions related to the sale transaction of land in Virginia. The Company received net cash proceeds of $1.2 million in December 2002, and the buyer assumed the related debt. As a result, assets and liabilities decreased as follows:

	2004	2003

Land, building and equipment	$—	$13,127
Other current liabilities	—	1,217
Debt associated with assets held-for-sale (current)	—	11,910

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K (which was updated on Form 8-K dated June 10, 2004) for the year ended December 31, 2003. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. During the nine months ended September 30, 2004, the Company determined that three communities previously classified as held-for-sale and accounted for as discontinued operations would no longer be held-for-sale and accordingly, prior period amounts have been restated to include the communities’ activities in continuing operations (see Note 8). In addition, certain other fiscal year 2003 amounts have been reclassified to conform to the fiscal year 2004 presentation (see Note 2). Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

2. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary of the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities’ assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the circumstances in which the variable interest entities are consolidated (see Note 10). Under this literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the subject communities and is the primary beneficiary of the managed entities’ earnings or losses. As a result, beginning in 2004, the Company consolidates the results of a managed community (Freedom Square), and has restated all prior periods presented to conform to this presentation. All significant inter-company balances and transactions are eliminated in consolidation.

3. Segment Information

The Company operates principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities, and (3) management services. The Company currently operates 28 retirement centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 28 retirement centers, the Company owns four, operates four pursuant to leases classified as financing obligations (which include purchase options), operates 19 pursuant to operating leases and consolidates one variable interest entity, a retirement center that the Company manages (Freedom Square). The Company operates six retirement centers which are entrance fee communities for which the Company receives an upfront fee and provides housing and health care services under various types of entrance fee agreements with residents.

The Company currently operates 33 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. Of the 33 free-standing assisted living communities operated by the Company, 11 are owned (two in joint ventures), eight are operated pursuant to leases classified as financing obligations, and 14 are operated pursuant to operating leases.

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

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three and nine months ended September 30, 2004 and 2003, and total assets by segment at September 30, 2004 and December 31, 2003 (in thousands).(1)(2)(3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues
Retirement centers	$86,526	$79,307	$257,392	$231,335
Free-standing assisted living communities	24,563	21,227	70,758	61,885
Management services (4)	960	867	3,191	3,001

Total revenue	$112,049	$101,401	$331,341	$296,221

Retirement centers
Resident and healthcare revenues	$86,526	$79,307	$257,392	$231,335
Community operating expense	58,168	55,414	171,505	158,790

Community operating contribution	$28,358	$23,893	$85,887	$72,545

Free-standing assisted living communities
Resident and healthcare revenues	$24,563	$21,227	$70,758	$61,885
Community operating expense	17,657	16,589	52,237	50,357

Community operating contribution	$6,906	$4,638	$18,521	$11,528

Management services operating contribution	$500	$338	$1,439	$1,171

General and administrative expense (5)	$8,400	$6,351	$21,102	$19,169
Lease expense	15,382	12,058	45,654	32,558
Depreciation and amortization (3)	9,223	7,515	24,129	22,363

Operating income	$2,759	$2,945	$14,962	$11,154

	September 30, 2004	December 31, 2003

Total Assets
Retirement centers	$500,976	$513,905
Free-standing assisted living communities	197,165	206,489
Management services	71,437	53,889

Total	$769,578	$774,283

(1)	Segment data does not include any inter-segment transactions or allocated costs.

(2)

On August 25, 2003, the Company acquired a leasehold interest in two retirement centers which had previously been managed by the Company. Subsequent to that date, the amounts have been classified as leased retirement centers.

(3)

During the quarter ended March 31, 2004, the Company determined that three free-standing assisted living communities previously classified as held-for-sale and accounted for as discontinued operations would no longer be held-for-sale. The Company’s 2003 segment data has been restated to include the results of these three free-standing assisted living communities. In addition, the Company’s depreciation expense for the nine months ended September 30, 2004 includes $0.5 million of depreciation expense which would have been recognized during the period the assets were held-for-sale if the assets had been continuously classified as held-for-use.

(4)	Management services revenue represents the Company’s management services revenue, as well as reimbursed expense revenue.

(5)	Includes $1.2 million of costs related to the sale-leaseback during the three and nine months ended September 30, 2004. See note 6.

4. Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included below.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(6,944)	$9,880	$(14,290)	$(10,574)
Deduct total stock-based employee compensation expense determined under fair-value-based method	(265)	(159)	(674)	(470)

Pro forma net income (loss)	$(7,209)	$9,721	$(14,964)	$(11,044)

(Loss) earnings per share:
Basic - as reported	$(0.28)	$0.53	$(0.61)	$(0.59)
Diluted - as reported	$(0.28)	$0.41	$(0.61)	$(0.59)
Basic - pro forma	$(0.29)	$0.52	$(0.64)	$(0.61)
Diluted - pro forma	$(0.29)	$0.40	$(0.64)	$(0.61)

5. Loss per Share

Basic and diluted loss per share for the three and nine months ended September 30, 2004 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  During the three and nine months ended September 30, 2004, there were approximately 2.4 million and 2.2 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period, respectively. During the three and nine months ended September 30, 2003, there were approximately 141,000 and 85,800 options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding period, respectively.

A computation of diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Income (loss) before minority interest	$(7,214)	$10,136	$(12,735)	$(8,870)
Interest expense from convertible debentures, net of tax	—	289	—	—

Adjusted income (loss) before minority interest	(7,214)	10,425	(12,735)	(8,870)
Minority interest in losses (earnings) of consolidated subsidiaries, net of tax	270	(256)	(1,555)	(1,704)

Adjusted net income (loss)	$(6,944)	$10,169	$(14,290)	$(10,574)

Weighted average shares used for basic earnings per share data:	24,665	18,739	23,404	18,049
Effect of dilutive common securities:
Employee stock options	—	141	—	—
Series B convertible debentures	—	5,698	—	—

Weighted average shares used for diluted earnings per share data	24,665	24,578	23,404	18,049

Basic income (loss) per share	$(0.28)	$0.53	$(0.61)	$(0.59)
Effect of dilutive securities	—	(0.12)	—	—

Diluted income (loss) per share	$(0.28)	$0.41	$(0.61)	$(0.59)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Number of options (in thousands)	162	1,904	206	1,993
Weighted-average exercise price	$10.80	$4.18	$9.69	$4.41

At September 30, 2004, the Company has 2.4 million stock options outstanding. The Company granted approximately 0.3 million stock options in 1999, which have a grant price of $5.00 and expire on October 27, 2004. At September 30, 2004, approximately 234,000 of these options had been exercised, increasing cash and shareholders’ equity by approximately $1.2 million. Subsequent to September 30, 2004, the remaining holders exercised these options.

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant.  These grants will vest ratably over the next three years. Measured compensation related to those grants totaled $2.6 million which is being amortized as compensation expense over the period of vesting. For the three and nine months ended September 30, 2004, the Company expensed $182,000 as compensation expense related to the amortization of the restricted stock.

6. Long-term Debt and Other Transactions

A summary of long-term debt as of September 30, 2004 is as follows (in thousands):

	September 30, 2004	December 31, 2003

Mezzanine loan note payable bearing interest at a fixed rate of 19.5%, compounding quarterly. Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007. The loan is secured by a security interest in the borrower subsidiary’s ownership interests in certain of its subsidiaries.	$—	$77,926

Convertible debentures (Series B Notes) bearing interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due. On April 1, 2004, the Company elected to redeem the balance of these debentures on April 30, 2004.	—	10,856

Various mortgage notes bearing interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2004 and 2037. Interest rates at September 30, 2004 range from 3.61% to 9.50%. The loans are secured by certain land, buildings and equipment.	104,329	139,352

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2005 and 2015. Variable and fixed interest rates at September 30, 2004 range from 1.07% to 9.625%. The loans are secured by certain land, buildings and equipment.	32,354	42,554

Subtotal debt	136,683	270,688

Lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 3.72% to 9.39%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	215,803	100,847

Total debt including lease financing obligations	352,486	371,535
Less current portion of debt	10,181	10,782
Less current portion of lease financing obligations	16,595	5,433

Less debt associated with assets held-for-sale	—	7,000

Long-term debt, excluding current portion	$325,710	$348,320

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

September 30, 2004

For the twelve months ended September 30, 2005	$26,776
For the twelve months ended September 30, 2006	32,345
For the twelve months ended September 30, 2007	31,541
For the twelve months ended September 30, 2008	28,364
For the twelve months ended September 30, 2009	39,657
Thereafter	193,803

$352,486

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

On July 15, 2004, the Company completed a multi-property sale-leaseback transaction with Health Care Property Investors, Inc., or HCPI.  In the transaction, the Company sold a substantial majority of its interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in those three communities. The Company also sold to HCPI all of its interest in the real property and improvements underlying one of its other retirement centers.(1) The Company continues to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance of the 19.5% mezzanine loan with HCPI.(2)

(1)

Prior to the transaction, the Company held 90.2% and HCPI held 9.8% interests in the real property underlying the three retirement centers and the Company owned a 61% interest in the free-standing assisted living community through a joint venture with unaffiliated parties. After the transaction, the Company retained a 10% interest in the real property and improvements underlying two of the retirement centers and the free-standing assisted living community through its 10% interest in the real estate holding companies that serve as the lessors for these communities. The Company continues to operate all four communities as lessee under a master lease.

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

The four communities involved in the July 15, 2004 transaction were valued at $153.5 million, as supported by fair market value appraisals. The communities have a combined capacity of 1,353 units, including independent living, assisted living, memory enhancement and skilled nursing units. Two of the communities are located in Florida, one in Kentucky and one in Michigan. As a result of the transaction, the Company continues to own 10% of the real estate holding companies owning three of the communities. HCPI owns 90% of those holding companies and 100% of the fourth real estate holding company. These four real estate holding companies leased the four communities to the Company pursuant to a master lease.

The master lease agreement has an initial term of ten years, plus three ten year renewal periods at the Company’s option. The initial lease rate is 8.8% on the $153.5 million value, consisting of a 9% base lease rate on invested equity in the real estate holding companies and a pass-through of the cost of $24.8 million of mortgage debt for two of the real estate holding companies.(3) The lease also contains certain formula-based lease rate escalators. For the three communities in which the Company retained a 10% interest, the Company also retained a formula-based option (transaction value escalated at 3% per annum, compounded annually) to repurchase the real estate, which option is exercisable at the end of the base lease term or any renewal term. The agreement also has a provision which allows up to $0.9 million of additional proceeds on the free-standing assisted living community contingent on achievement of certain operating results at that community.

The master lease has been accounted for as an operating lease for one of the retirement centers and as a lease financing with respect to the other three communities as a result of the continuing 10% ownership interest and other factors. Because of the lease financing treatment for these three communities, the amount of debt on the Company’s balance sheet remains approximately the same following the transaction. The debt associated with these three new lease financings is being fully amortized over the initial ten-year lease term. No gain or loss was recognized for the three communities with lease financing treatment. For the community being accounted for as an operating lease, the Company realized a gain of approximately $16.3 million, which was deferred and is being amortized over the initial ten-year lease term.

As a result of the transaction, during the third quarter of 2004, the Company wrote-off $3.3 million of unamortized financing costs relating to the early prepayment of the mezzanine loan and the other debt repaid, and the Company expensed approximately $1.2 million of other transaction related costs. Additionally, the Company recorded $2.5 million current tax expense related to the taxable gain on the sale of the Company’s interest in the four communities after full utilization of net operating losses.

The transaction resulted in the repayment of the remaining $82.6 million balance of the mezzanine loan, including accrued interest, as well as $18.9 million of mortgage debt. The Company intends to use the remaining proceeds for transaction-related costs, taxes on the gain on sale and for general corporate purposes.

(3)

The $24.8 million of mortgage debt was retained by two of the real estate holding companies and is no longer consolidated on the Company’s balance sheet. The Company’s existing guarantee with respect to $16.8 million of that debt was unchanged and remains in place.

The Company also obtained on July 15, 2004 a separate mortgage loan from HCPI in the amount of $5.7 million. Interest is payable monthly at 9%, with the principal balance due in July 2006. The note is secured by mortgages on one of the Company’s free-standing assisted living communities, an undeveloped land parcel and a free-standing assisted living community leased to a third party. The proceeds were used to repay $456,000 of debt owed HCPI, and the remainder is available for general corporate purposes.

Other Activity

Approximately $70.6 million of the $215.8 million of lease financing obligations include contingent earn-out provisions under certain leases which expire between November 2004 and April 2005. The contingent earn-out provisions relate to one retirement center and seven free-standing assisted living communities and were a part of various sale-leaseback transactions during 2001 and 2002. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as lease financing obligations, but will be accounted for as operating leases. As a result, lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected impact (a reduction of lease financing obligation) of these expirations, unless further extended, is:

During the three months ended December 31, 2004	$37.4 million
During the three months ended March 31, 2005	9.0 million
During the three months ended June 30, 2005	24.2 million

$70.6 million

During the nine months ended September 30, 2004, the Company refinanced $38.6 of mortgage debt which had a scheduled maturity of April 2005, with a total of $43.1 million of mortgage debt, comprised of a $38.5 million mortgage loan and a $4.6 million mortgage loan. The $38.5 million loan has a seven-year maturity, and is secured by three free-standing assisted living communities. The $4.6 million loan has a two-year maturity and is secured by a fourth free-standing assisted living community. The $38.5 million mortgage debt bears interest at a variable rate with a 5.0% floor, and the $4.6 million mortgage loan bears interest at a variable rate with a floor of 6.5%.  The $38.6 million mortgage debt which was retired had a variable rate with a 6.75% floor.

On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its Series B Notes and on March 12, 2004, $27,320 was redeemed at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. On April 1, 2004, the Company further announced that it was electing to redeem the remaining $2.1 million principal balance of its Series B Notes and on April 30, 2004, $8,356 was redeemed at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As a result of these two redemption notices, holders of Series B Notes elected to convert $10.9 million of Series B Notes into 4,808,898 shares of common stock at the conversion price of $2.25 per share, and as of April 30, 2004, no Series B Notes remained outstanding.

In addition, the Company has guaranteed approximately $18.6 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $10.0 million relates to a retirement center which the Company leases and $8.6 million relates to a joint venture which the Company manages.

7. Liquidity

The Company is highly leveraged with substantial debt and lease obligations. During the past twelve months, the Company reduced its net loss and improved operating results from its retirement center, free-standing assisted living community and management services business segments. For the nine months ended September 30, 2004 and 2003, respectively, net cash from operating activities improved to $30.9 million, from $4.2 million, an increase of $26.7 million.

The Company has scheduled current debt principal payments of $26.8 million and minimum rental obligations of $68.2 million under long-term operating leases due during the twelve months ended September 30, 2005. In addition, as of September 30, 2004, the Company had guaranteed $18.6 million of third-party senior debt in connection with a free-standing assisted living community that the Company manages and a retirement center that the Company leases.

As of September 30, 2004, the Company had approximately $35.5 million in unrestricted cash and cash equivalents, $49.4 million in restricted cash, and $19.0 million of working capital. The Company believes that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions or earnouts will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

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

8. Discontinued Operations

During the quarter ended September 30, 2002, the Company determined that a free-standing assisted living community would be held-for-sale. Subsequently, in the quarter ended March 31, 2003, the Company determined two additional free-standing assisted living communities would also be held-for-sale. During the three months ended March 31, 2004, the Company determined that the three free-standing assisted living communities would no longer be held-for-sale (due to the inability of the potential buyer to close the transaction). Accordingly, the Company’s condensed consolidated statement of operations and statement of cash flows for the three and nine months ended September 30, 2003 have been restated to include the operations of these three free-standing assisted living communities in continuing operations (previously shown as discontinued operations).  In addition, during the nine months ended September 30, 2004, the Company recorded approximately $0.5 million of depreciation expense which would have been recognized during the period the communities were held-for-sale if the assets had been continuously classified as held-for-use.

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

The Company currently maintains single incident and aggregate liability protection in the amount of $15.0 million for general and professional liability policies (retention levels ranging from $1,000,000 to $5,000,000). The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2004.

The Company has operated under a large deductible workers’ compensation program, with excess loss coverage provided by third party carriers, since July 1995. As of September 30, 2004, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage for amounts greater than $350,000 per individual claim and approximately $5.2 million in the aggregate. The Company is self-insured for amounts below the excess loss coverage. As of September 30, 2004, the Company provided cash collateralized letters of credit in the aggregate amount of $5.4 million related to this program, which are reflected as assets limited as to use on the Company’s condensed consolidated balance sheet. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2004. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers’ Compensation system. The Company carries excess loss coverage of $250,000 per individual under its non-subscriber program.

The Company maintains a self-insurance program for employee medical coverage. The Company maintains stop loss insurance coverage for amounts greater than approximately $150,000 per employee and approximately $17.3 million for aggregate calendar 2004 claims.  Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2004.

During the three and nine months ended September 30, 2004, the Company expensed $4.6 million and $13.0 million related to premiums, claims and costs for general liability, professional medical malpractice insurance, workers’ compensation, and employee medical insurance related to multiple insurance years, respectively.

Leases

As of September 30, 2004, the Company operated 45 of its senior living communities under long-term leases.  Of the 45 communities, 28 are operated under four master lease agreements, with the remaining communities leased under individual agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The primary lease terms vary from four to 22 years.  Certain of the leases provide for renewal and purchase options.  Several of the leases have graduated lease payments which the Company recognizes on a straight-line basis over the term of the leases. Some leases have provisions for contingent lease payments based on revenue levels or other measures. Contingent lease payments are expensed when incurred.

Total lease expense was $15.4 million and $12.1 million for the three months ended September 30, 2004 and 2003, and $45.7 million and $32.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Future minimum lease payments at September 30, 2004 are as follows (in thousands):

Twelve months ended September 30, 2005	$68,182
Twelve months ended September 30, 2006	69,482
Twelve months ended September 30, 2007	70,815
Twelve months ended September 30, 2008	70,560
Twelve months ended September 30, 2009	71,503
Thereafter	484,372

$834,914

Management Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to nine months’ notice. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner’s expense and receives a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community.  The Company’s existing management agreements expire at various times through June 2018.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company’s business.  The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes.  Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community’s license or closure of a community.  Management believes the Company was in compliance with such federal and state regulations at September 30, 2004.

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

Community	Commencement of Operations	Nature of Activity	Ownership (Loss Exposure)	Location
					Unit Capacity
					IL	AL	ME	SNF	Total

Freedom Square	July 1998	Managed	0.0%	Seminole, Florida	362	103	76	194	735

McLaren Homewood Village	April 2000	Joint Venture	37.5%	Flint, Michigan	—	80	36	—	116

Village of Homewood	April 1998	Joint Venture	50.0%	Villages, Florida	—	32	15	—	47

					362	215	127	194	898

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 since May 31, 2003, nor does it currently hold any significant financial instruments within its scope. Adoption of the standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. The steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced much of the oversupply in many of our markets in 2002 and 2003.  As a result, we were able to increase occupancy, increase rates and reduce promotional discounting for our free-standing assisted living communities during 2003 and to date during 2004.  We believe that new assisted living development will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

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

•

Lease expense – Our lease expense has grown significantly over the past two years, as a result of the large number of sale-leaseback transactions completed in connection with various 2002, 2003 and 2004 financing transactions. Our lease expense includes the rent expense for all operating leases, including an accrual for lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes).

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

Results of Operations

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

On July 15, 2004, we completed a multi-property sale-leaseback transaction with Health Care Property Investors, Inc., or HCPI.  In the transaction, we sold a substantial majority of our interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in those three communities. We also sold to HCPI all of our interest in the real property and improvements underlying one of our other retirement centers. We continue to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance (including accrued interest) of the 19.5% mezzanine loan with HCPI.  See Note 6 to the Condensed Consolidated Financial Statements.

The master lease has been accounted for as an operating lease for one of the retirement centers and as a lease financing with respect to the other three communities as a result of the continuing 10% ownership interest and other factors.  With an operating lease, lease payments (and accruals for lease escalators) are shown as lease expense.  With a lease financing (commonly referred to as capital lease treatment), the related leased assets are recorded on the balance sheet, and the lease financing obligation is shown as a component of long-term debt.  The lease financing treatment impacts the income statement in several ways, including the depreciation of the leased asset (generally fully depreciated over the initial lease term), and a portion of each lease payment is considered to be interest expense (with the balance of each lease payment being considered repayment of the lease financing obligation included in long-term debt). Because of the lease financing treatment for these three communities, the amount of debt on our balance sheet remains approximately the same following the transaction.

The transaction resulted in a net decrease of $0.1 million of debt as a result of:

•	The repayment of the remaining $82.6 million balance of the mezzanine loan, including accrued interest.

•	The repayment of $18.9 million of mortgage debt.

•

A $24.8 million reduction in consolidated mortgage debt on our balance sheet.  This debt was retained by the real estate holding companies, and the lease payments to these holding companies include a pass through of the periodic principal and interest costs of this debt. Our existing guarantee with respect to $16.8 million of that debt was unchanged and remains in place.

•

A new lease financing obligation for the three leases treated as lease financings in the amount of $120.5 million, which is included in long-term debt.  These lease obligations are being amortized over the initial ten-year lease term.

•	A new mortgage loan in the amount of $5.7 million.

For the community with the operating lease treatment, we realized a gain of approximately $16.3 million, which was deferred and is being amortized over the initial ten-year lease term. No gain or loss was recognized for the three communities with lease financing treatment.

The transaction will positively impact our pre-tax income by approximately $3.0 million per quarter (approximately $12.0 million per year) beginning with the third quarter of 2004, which is comprised of the following elements:

•

We will generate interest savings of approximately $4.5 million per quarter (approximately $18.0 million per year) reflecting significantly reduced cost of debt resulting from the complete repayment of the mezzanine loan and the reduction of first mortgage debt, offset by the interest expense portion of the payments on the three new lease financings.

•

Our 10% interest in the real estate holding companies of the three communities is accounted for using the cost method. Minority interest expense, which prior to the transaction included HCPI’s 9.8% interest in the subject communities, was reduced. The net impact of these two items is expected to be a positive increase in pre-tax income of approximately $0.5 million per quarter (approximately $2.0 million per year).

•	Lease-related expenses will increase approximately $2.0 million per quarter (approximately $8.0 million per year), which includes:

	•	Lease expense (on the operating lease) of $0.7 million per quarter, which is partially offset by the amortization of the $16.3 million of deferred gain of $0.4 million per quarter.

	•	Increased depreciation of $1.7 million per quarter on the assets of the three lease financing communities due to the decrease in depreciable life.

In addition, as a result of the transaction, during the third quarter of 2004, we recorded charges of approximately $7.0 million, which included:

•	The write-off of $3.3 million of unamortized financing costs (in interest expense) relating to the early prepayment of the mezzanine loan and the other debt repaid in the transaction.

•	General and administrative expense of approximately $1.2 million of other transaction related costs.

•	A current tax expense of approximately $2.5 million related to the taxable gain, after full utilization of operating losses, on the sale of our interest in the four communities.

Highlights of Operating Results

The highlights of our 2004 and 2003 results are as follows:

•

Excluding the third quarter transaction related charges of $7.0 million, our statements of operations for the three and nine months ended September 30, 2004 show significant improvement. Net losses for the three and nine months ended September 30, 2004 were $6.9 million and $14.3 million, respectively.

•

Our sixteen Florida locations did not incur any significant damage as a result of the various hurricanes that impacted this area.  During the third quarter of 2004, we did incur additional costs related to storm preparations estimated at $300,000, plus the negative impact on revenues of these communities, particularly on decreased ancillary services during this period.

•

In order to increase net income, we are focusing primarily on improving results in our free-standing assisted living community and retirement center segments, while controlling our general and administrative costs and reducing our debt service costs.  We plan to increase occupancy in our free-standing assisted living community segment, and increase revenue per unit through increased rates and reduced discounting, while controlling our operating costs.  We also intend to increase ancillary services and revenue per unit in our retirement center segment, increase occupancy at selected communities, and control our operating costs, including labor, insurance and liability related costs.

•

Our free-standing assisted living communities increased revenue and community operating contribution, primarily as a result of an 8.0% increase in revenue per unit, as well as an increase in ending occupancy from 82% for the nine months ended September 30, 2003, to 88% for the nine months ended September 30, 2004.

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

•

Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 68% for the three months ended September 30, 2004 versus the three months ended September 30, 2003 and 79% for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003.

•

We are focusing on increasing our free-standing assisted living community operating contribution further primarily by increasing occupancy above the current 88% level, and by increasing revenue per unit through price increases, ancillary services, and the “mark-to-market” effect of turnover of units that are at lower rates. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents, turnover typically results in significantly increased monthly fees for the new resident. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 88% should produce high incremental community operating contribution margins for this segment. The primary risk to improving occupancy in our free-standing assisted living community portfolio is the development of new unit capacity or renewed price discounting by competitors in our markets, which could make it more difficult to fill vacant units and which could result in lower revenue per unit.

•

Retirement center community operating contribution increased significantly over the prior year quarter, primarily as a result of increased revenue per unit and occupancy increases.  Revenues were up 9.1% in the quarter ended September 30, 2004 versus the prior year quarter, and community operating expenses were up 5.0%, resulting in operating margins increasing from 30.1% to 32.8% for our largest segment. For the nine months ended September 30, 2004, revenues were up 11.3% versus the prior year period and community operating expenses were up 8.0%, resulting in operating margins increasing from 31.4% to 33.4% for our largest segment.

•

Revenue per unit increases at our retirement centers resulted primarily from increases in selling rates, increased therapy and ancillary service billings, as well as annual billing rate increases to existing residents (typically 2% to 4% under most resident agreements). In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in significantly increased monthly fees for the new resident. This “mark-to-market” increase is generally more significant in entrance fee communities due to much longer average length of stay (approximately ten years).

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services. The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at September 30, 2004 and 2003.

	Number of Communities / Total Ending Capacity September 30,		Ending Occupancy % / Ending Occupied Units September 30,		Average Occupancy % / Average Occupied Units Nine Months Ended September 30,

	2004	2003	2004	2003	2004	2003

Retirement centers	28	28	95%	94%	95%	93%
	8,870	8,876	8,436	8,328	8,387	8,021

Free-standing assisted living communities	33	33	88%	82%	85%	81%
	2,999	2,997	2,642	2,457	2,560	2,421

Management services	5	4	95%	96%	93%	91%
	1,187	1,066	1,125	1,025	1,086	1,218

Total	66	65	93%	91%	92%	90%
	13,056	12,939	12,203	11,810	12,033	11,660

We measure the performance of our three business segments, in part, based upon the operating contribution produced by these business segments. We compute operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment. The following table sets forth certain selected financial and operating data on an operating segment basis (1)(dollars in thousands, except per unit amounts).

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004	2003	Change	%	2004	2003	Change	%

Revenues:
Retirement centers	$86,526	$79,307	$7,219	9.1%	$257,392	$231,335	$26,057	11.3%
Free-standing assisted living communities	24,563	21,227	3,336	15.7%	70,758	61,885	8,873	14.3%
Management services	960	867	93	10.7%	3,191	3,001	190	6.3%

Total revenue	$112,049	$101,401	$10,648	10.5%	$331,341	$296,221	$35,120	11.9%

Retirement centers
Ending occupied units	8,436	8,328	108	1.3%	8,436	8,328	108	1.3%
Ending occupancy %	95%	94%	1%		95%	94%	1%
Average occupied units	8,408	8,090	318	3.9%	8,387	8,021	366	4.6%
Average occupancy %	95%	94%	1%		95%	93%	2%
Revenue per occupied unit (per month)	$3,430	$3,268	$162	5.0%	$3,410	$3,205	$205	6.4%
Operating contribution per unit (per month)	1,124	984	140	14.2%	1,138	1,005	133	13.2%

Resident and healthcare revenue	86,526	79,307	7,219	9.1%	257,392	231,335	26,057	11.3%
Community operating expense	58,168	55,414	2,754	5.0%	171,505	158,790	12,715	8.0%

Community operating contribution (2)	28,358	23,893	4,465	18.7%	85,887	72,545	13,342	18.4%

Operating contribution margin (3)	32.8%	30.1%	2.7%	9.0%	33.4%	31.4%	2.0%	6.4%

Free-standing assisted living communities
Ending occupied units (4)	2,504	2,340	164	7.0%	2,504	2,340	164	7.0%
Ending occupancy % (4)	88%	82%	6%		88%	82%	6%
Average occupied units (4)	2,478	2,316	162	7.0%	2,432	2,298	134	5.8%
Average occupancy % (4)	87%	83%	4%		86%	81%	5%
Revenue per occupied unit	$3,304	$3,055	$249	8.2%	$3,233	$2,992	$241	8.0%
Operating contribution per unit (per month)	929	668	261	39.2%	846	557	289	51.8%

Resident and healthcare revenue	24,563	21,227	3,336	15.7%	70,758	61,885	8,873	14.3%
Community operating expense	17,657	16,589	1,068	6.4%	52,237	50,357	1,880	3.7%

Community operating contribution (2)	6,906	4,638	2,268	48.9%	18,521	11,528	6,993	60.7%

Operating contribution margin (3)	28.1%	21.8%	6.3%	28.9%	26.2%	18.6%	7.6%	40.8%

Management services operating contribution (2)	$500	$338	$162	47.9%	$1,439	$1,171	$268	22.9%

Total segment operating contributions	35,764	28,869	6,895	23.9%	105,847	85,244	20,603	24.2%
As a% of total revenue	31.9%	28.5%	3.4%	12.1%	31.9%	28.8%	3.2%	11.0%

General and administrative (5)	$8,400	$6,351	$2,049	32.3%	$21,102	$19,169	$1,933	10.1%
Lease expense	15,382	12,058	3,324	27.6%	45,654	32,558	13,096	40.2%
Depreciation and amortization	8,488	6,918	1,570	22.7%	21,948	20,718	1,230	5.9%
Amortization of leasehold costs	735	597	138	23.1%	2,181	1,645	536	32.6%

Operating income	$2,759	$2,945	$(186)	-6.3%	$14,962	$11,154	$3,808	34.1%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.

(2)	Segment operating contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(3)	Segment operating contribution margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

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

(5)	Includes $1.2 million of costs related to the refinancing transaction during the three months ended September 30, 2004

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Retirement Centers

Revenue - Retirement center revenues were $86.5 million for the three months ended September 30, 2004, compared to $79.3 million for the three months ended September 30, 2003, an increase of $7.2 million, or 9.1%, which was comprised of:

•

$1.2 million from increased occupancy due to the August 2003 lease of two previously managed communities, which increased revenues by $3.2 million, offset by a $2.0 million decrease in revenues resulting from the September 2003 sale-manageback of a previously owned retirement center. We increased average occupancy in retirement centers by 318 units when comparing the three months ended September 30, 2004 with September 30, 2003.  The 318 unit increase includes the partial year impact of converting two previously managed retirement centers to a lease during August 2003, offset by a decrease related to the sale-manageback of a retirement center during September 2003.

•

$0.8 million from other increases in occupancy.  Occupancy of the retirement center segment at September 30, 2004 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions.  We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels.

•

$5.2 million from increased revenue per occupied unit.  This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $1.9 million increase in therapy services).  This was offset by $0.3 million lower gains on entry for contract terminations, primarily as a result of timing and mix of contract terminations. Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents.  We expect that selling rates to new residents will continue to increase during 2004, subject to market conditions.

Community operating expenses - Retirement center community operating expenses were $58.2 million for the three months ended September 30, 2004, compared to $55.4 million for the three months ended September 30, 2003, an increase of $2.8 million, or 5.0%, which was comprised of:

•

$0.2 million increase due to the August 2003 lease of two previously managed communities, which increased expenses by $1.3 million, offset by the September 2003 sale-manageback of a retirement center that was previously owned, which decreased expenses $1.1 million.

•

$1.9 million of increased labor and related costs, including $0.1 million of overtime related to hurricane activity. The remaining increase is primarily a result of wage rate increases for associates and the additional staffing costs, including approximately $1.3 million supporting the growth of the therapy services program, as well as additional recruiting and orientation costs for a large number of therapists hired during the quarter. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in this segment, other than to support expansions or the growth of ancillary programs such as therapy services.

•

$0.7 million of other year-to-year cost increases, including $0.2 million of additional costs related to hurricane preparations and related events.  This also includes slight increases in operating expenses such as insurance, utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution - Retirement center operating contribution was $28.4 million for the three months ended September 30, 2004, compared to $23.9 million for the three months ended September 30, 2003, an increase of $4.5 million, or 18.7%.

•	The operating contribution margin at September 30, 2003 increased from 30.1% to 32.8% at September 30, 2004, an increase of 2.7 percentage points.

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

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $24.6 million for the three months ended September 30, 2004, compared to $21.2 million for the three months ended September 30, 2003, an increase of $3.3 million, or 15.7%, which was comprised of:

•

$2.0 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.6 million related to increased revenues from therapy services.  We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•

$1.3 million from increased occupancy.  Occupancy increased from 82% at September 30, 2003 to 88% at September 30, 2004, an increase of 6 percentage points.  We are focused on continuing to increase the occupancy in our free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in the retirement center segment.  We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $17.7 million for the three months ended September 30, 2004, compared to $16.6 million for the three months ended September 30, 2003, an increase of $1.1 million, or 6.4%, which was comprised of:

•

$0.8 million of labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.3 million supporting the growth of therapy services programs. We do not expect significant increases in staffing levels in this segment as occupancy levels increase over the current 88%, since most communities are nearly fully staffed at current occupancy levels.  However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•	$0.3 million of other net cost increases. This includes costs for hurricane preparations, and increased community overhead costs, insurance costs, marketing expenses, and various other cost increases.

Community operating contribution - Free-standing assisted living community operating contribution was $6.9 million for the three months ended September 30, 2004, compared to $4.6 million for the three months ended September 30, 2003, an increase of $2.3 million, or 48.9%.

•	For the three months ended September 30, 2004 and 2003, respectively, the operating contribution margin increased from 21.8% to 28.1%, an increase of 6.3 percentage points.

•

The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community operating expenses. The incremental increase in operating. contribution as a percentage of revenue increase was 68% for the three months ended September 30, 2004 versus September 30, 2003.

•

We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.  Management services revenues and operating contribution were $0.5 million for the three months ended September 30, 2004, compared to $0.3 million for the three months ended September 30, 2003, an increase of $0.2 million, or 47.9%. The increase results from the September 2003 sale-manageback of a previously owned retirement center.  During the three months ended March 31, 2004, we consolidated a managed community, Freedom Square (including its revenues and expenses instead of only showing its management fee), in accordance with new accounting literature and have restated all prior periods presented to conform to this presentation.

General and Administrative.  General and administrative expense was $8.4 million for the three months ended September 30, 2004, compared to $6.4 million for the three months ended September 30, 2003, an increase of $2.0 million, or 32.3%.

•	This increase was primarily the result of approximately $1.2 million of costs incurred in conjunction with the July 15, 2004 sale-leaseback transaction.
•

In addition, increases in audit and consulting costs related to Sarbanes-Oxley compliance costs amounted to approximately $0.2 million, during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

•

The three months ended September 30, 2004 also include $0.2 million of costs associated widh a restricted stock grant, and approximately $0.4 million of additional costs related to various self insurance accruals.

•	General and administrative expense as a percentage of total consolidated revenues increased to 7.5% for the 2004 period from 6.3% for the 2003 period, an increase of 1.2 percentage points.
•

We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 6.7% and 5.6% for the three months ended September 30, 2004 and 2003, respectively, calculated as follows:

	Three Months Ended September 30,

	2004	2003

Total consolidated revenues	$112,049	$101,401
Revenues of unconsolidated managed communities	13,227	11,390
Less management fees	500	338

Total combined revenue	$124,776	$112,453

Total general and administrative expense	$8,400	$6,351

General and administrative expense as a % of total consolidated revenues	7.5%	6.3%

General and administrative expense as a % of total combined revenue	6.7%	5.6%

Lease Expense. Lease expense was $15.4 million for the three months ended September 30, 2004, compared to $12.1 million for the three months ended September 30, 2003, an increase of $3.3 million, or 27.6%.

•

As a result of the sale-leaseback transactions completed in 2004, four additional retirement centers are currently leased (versus owned or lease financed) properties. Lease expense increased $4.7 million as a result of these transactions completed in 2004. These increases were offset by approximately $2.0 million of increased amortization of deferred gain on sale.

•

As a result of the sale-leaseback transactions completed in 2003, five additional retirement centers are currently leased (versus owned or managed) properties. Lease expense increased $1.6 million as a result of these transactions completed in 2003.

•	As a result of the sale manage-back transaction completed in 2003, a retirement center is currently managed (versus leased), which decreased lease expense $1.0 million.

•

Net lease expense for the three months ended September 30, 2004 was $15.4 million, which includes current lease payments of $16.5 million, plus accruals for future lease escalators of $1.8 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.9 million.

•

As of September 30, 2004, we had operating leases for 33 of our communities, including 19 retirement centers and 14 free-standing assisted living communities. Absent any additional refinancing or transactional activity, lease expense in upcoming quarters is expected to be similar to the quarter ended September 30, 2004 and approximate a quarterly amount of $15.4 million.

Depreciation and Amortization.  Depreciation and amortization expense was $8.5 million for the three months ended September 30, 2004, compared to $6.9 million for the three months ended September 30, 2003, an increase of $1.6 million, or 22.7%. This increase is related to the adjustment in the depreciable asset lives resulting from the July 2004 sale-leaseback transactions (depreciated over the initial lease term of 10 years versus remaining life), plus additions to depreciable assets during the period.

Amortization of Leasehold Acquisition Costs.  Amortization of leasehold acquisition costs was $0.7 million for the three months ended September 30, 2004, compared to $0.6 million for the three months ended September 30, 2003, an increase of $0.1 million, or 23.1%. This increase was related to the August 2003 lease of two retirement centers we previously managed, which increased leasehold acquisition costs by $12.8 million, adjusted by a $0.9 million reduction in prior leasehold acquisition costs, for a net increase of $11.9 million.

Interest Expense.   Interest expense was $8.4 million for the three months ended September 30, 2004, compared to $15.0 million for the three months ended September 30, 2003, a decrease of $6.6 million, or 43.9%.

•	The three months ended September 30, 2004 include the transaction related write-off of $3.3 million of unamortized financing costs related to the early prepayment of the mezzanine loan.

•

As a result of the sale-leaseback transactions completed on July 15, 2004, we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt, which accounted for approximately $6.5 million of the decrease in interest expense.

•

As a result of the sale-leaseback transactions completed in September 2003, we repaid $112.8 million of first mortgage debt, and $51.8 million of the mezzanine loan.  Interest expense for the third quarter of 2003 was $15.0 million.  This amount includes $3.5 million of interest expense and the write-off of unamortized financing costs related to debt repaid or refinanced during 2003.

•

Absent any additional refinancing, or transactional activity, or an increase in the interest rates of variable rate debt, interest expense in upcoming quarters is expected to approximate a quarterly amount of $4.5 million.

Other Income (Expense).  Interest income was $0.7 million for the three months ended September 30, 2004, compared to $0.6 million for the three months ended September 30, 2003, an increase of $0.1 million, or 12.9%. The increase in interest income was primarily attributable to higher interest rates on certificates of deposit and notes receivable balances. Assuming rates are consistent, and balance requirements are maintained, interest income in upcoming quarters is expected to be similar to the quarter ended September 30, 2004. Gain on the sale of assets for the three months ended September 30, 2003 was $23.1 million. This gain resulted from the sale manage-back of a retirement center in September 2003.

Income Taxes.  The provision for income taxes was an expense of $2.5 million for the three months ended September 30, 2004, and $1.4 million for the three months ended September 30, 2003. These taxes are largely the result of tax gains recognized in connection with the July 2004 and September 2003 sale and sale-leaseback transactions. As of September 30, 2004, we have a valuation allowance against deferred tax assets of approximately $65 million.  As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.  Accordingly, the valuation allowance against deferred tax assets increased by approximately $6.1million during the three months ended September 30, 2004.  We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized.  In the future, we expect that we will meet the “more likely than not” recoverability criteria. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $65 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit in such period), which will result in a corresponding increase to net income and shareholders’ equity of $65 million.

Minority Interest in Losses (Earnings) of Consolidated Subsidiaries, Net of Tax.  Minority interest in losses (earnings) of consolidated subsidiaries, net of tax, was $0.3 million and ($0.3 million) for the three months ended September 30, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature (see Note 10 to the Condensed Consolidated Financial Statements). A $0.5 million reduction in minority interest was attributable to the July 15, 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those three communities). In addition, a $0.1 million decrease in minority interest was attributable to other variances at Fredom Square.

Net Income (Loss). We experienced a net loss of $6.9 million, or $0.28 loss per diluted share, for the three months ended September 30, 2004, compared to net income of $9.9 million, or $0.41 earnings per diluted share, for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Retirement Centers

Revenue - Retirement center revenues were $257.4 million for the nine months ended September 30, 2004, compared to $231.3 million for the nine months ended September 30, 2003, an increase of $26.1 million, or 11.3%, which was comprised of:

•

$6.1 million from increased occupancy due to the August 2003 lease of two previously managed communities, which increased revenues by $12.5 million, offset by a $6.4 million decrease in revenues resulting from the September 2003 sale-manageback of a previously owned retirement center. We increased average occupancy in retirement centers by 366 units when comparing September 30, 2004 with September 30, 2003.  The 366 unit increase includes the partial year impact of converting two previously managed retirement centers to a lease during August 2003, offset by a decrease related to the sale-manageback of a retirement center during September 2003.

•

$3.0 million from other increases in occupancy.  Occupancy of the retirement center segment at September 30, 2004 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions.  We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels.

•

$17.0 million from increased revenue per occupied unit.  This increase is made up primarily of selling rate increases and increased ancillary services provided to residents (including a $5.6 million increase in therapy services and a $1.2 million increase in entrance fee income).  Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents.  We expect that selling rates to new residents will continue to increase during 2004, subject to market conditions.

Community operating expenses - Retirement center community operating expenses were $171.5 million for the nine months ended September 30, 2004, compared to $158.8 million for the nine months ended September 30, 2003, an increase of $12.7 million, or 8.0%, which was comprised of:

•

$3.1 million increase due to the August 2003 lease of two previously managed communities, which increased expenses by $6.4 million, offset by the September 2003 sale-manageback of a retirement center that was previously owned, which decreased expenses $3.3 million.

•

$7.6 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and the additional staffing costs, including approximately $2.9 million supporting the growth of the therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in this segment, other than to support expansions or the growth of ancillary programs such as therapy services.

•	$2.0 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution - Retirement center operating contribution was $85.9 million for the nine months ended September 30, 2004, compared to $72.5 million for the nine months ended September 30, 2003, an increase of $13.3 million, or 18.4%.

•	The operating contribution margin increased from 31.4% at September 30, 2003 to 33.4% at September 30, 2004, an increase of 2.0 percentage points.

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

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $70.8 million for the nine months ended September 30, 2004, compared to $61.9 million for the nine months ended September 30, 2003, an increase of $8.9 million, or 14.3%, which was comprised of:

•

$5.6 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $1.0 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•

$3.3 million from increased occupancy.  Occupancy increased from 82% at September 30, 2003 to 88% at September 30, 2004, an increase of 6 percentage points.  We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in the retirement center segment.  We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $52.2 million for the nine months ended September 30, 2004, compared to $50.4 million for the nine months ended September 30, 2003, an increase of $1.9 million or 3.7%, which was comprised of:

•

$2.1 million of labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.8 million supporting the growth of therapy services programs. We do not expect significant increases in staffing levels in this segment as occupancy levels increase over the current 88%, since most communities are nearly fully staffed at current occupancy levels.  However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•

($0.2 million) of other net cost decreases.  This includes decreased community overhead costs, insurance costs, marketing expenses (as certain communities reach stabilized occupancy levels), and various other cost decreases.

Community operating contribution - Free-standing assisted living community operating contribution was $18.5 million for the nine months ended September 30, 2004, compared to $11.5 million for the nine months ended September 30, 2003, an increase of $7.0 million, or 60.7%.

•	For the nine months ended September 30, 2004 and 2003, respectively, the operating contribution margin increased from 18.6% to 26.2%, an increase of 7.6 percentage points.

•

The increased margin primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 79% for the nine months ended September 30, 2004 versus September 30, 2003.

•

We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.  Management services revenues and operating contribution were $1.4 million for the nine months ended September 30, 2004, compared to $1.2 million for the nine months ended September 30, 2003, an increase of $0.2 million, or 22.9%. The increase results from the September 2003 sale-manageback of a previously owned retirement center.  During the nine months ended September 30, 2004, we consolidated a managed community (Freedom Square) in accordance with new accounting literature and have restated all prior periods presented to conform to this presentation.

General and Administrative.   General and administrative expense was $21.1 million for the nine months ended September 30, 2004, compared to $19.2 million for the nine months ended September 30, 2003, an increase of $1.9 million, or 10.1%.

•	This increase was primarily the result of approximately $1.2 million of costs incurred in conjunction with the July 15, 2004 sale-leaseback transaction.
•

In addition, increases in audit and consulting costs related to Sarbanes-Oxley compliance costs amounted to approximately $0.5 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. These increases were offset by approximately $0.4 million of costs incurred during the three months ended September 30, 2003 related to the 2003 sale-leaseback transactions.

•	The nine months ended September 30, 2004 also include $0.2 million of costs associated with a restricted stock grant.

•

General and administrative expense as a percentage of total consolidated revenues decreased slightly from 6.5% for the nine months ended September 30, 2003 to 6.4% for the nine months ended September 30, 2004.

•

We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.7% and 5.8% for the nine months ended September 30, 2004 and 2003, respectively, calculated as follows:

	Nine Months Ended September 30,

	2004	2003

Total consolidated revenues	$331,341	$296,221
Revenues of unconsolidated managed communities	38,981	37,435
Less management fees	1,439	1,171

Total combined revenue	$368,883	$332,485

Total general and administrative expense	$21,102	$19,169

General and administrative expense as a % of total consolidated revenues	6.4%	6.5%

General and administrative expense as a % of total combined revenue	5.7%	5.8%

Lease Expense.  Lease expense was $45.7 million for the nine months ended September 30, 2004, compared to $32.6 million for the nine months ended September 30, 2003, an increase of $13.1 million, or 40.2%.

•

As a result of the sale-leaseback transactions completed in 2004, four additional retirement centers are currently leased (versus owned or leased financed) properties. Lease expense increased $14.2 million as a result of these transactions completed in 2004. These increases were offset by approximately $5.3 million of increased amortization of deferred gain on sale.

•

As a result of the sale-leaseback transactions completed in 2003, five additional retirement centers are currently leased (versus owned or managed) properties. Lease expense increased $7.0 million as a result of these transactions completed in 2003.

•	As a result of the sale manage-back transaction completed in 2003, a retirement center is currently managed (versus leased), which decreased lease expense $2.8 million.

•

Net lease expense for the nine months ended September 30, 2004 was $45.7 million, which includes current lease payments of $48.2 million, plus accruals for future lease escalators of $5.4 million, net of the amortization of the deferred gain from prior sale-leasebacks of $7.9 million.

•

As of September 30, 2004, we had operating leases for 33 of our communities, including 19 retirement centers and 14 free-standing assisted living communities. Absent any additional refinancing or transactional activity, lease expense in upcoming quarters is expected to be similar to the quarter ended September 30, 2004 and approximate a quarterly amount of $15.4 million.

Depreciation and Amortization.  Depreciation and amortization expense was $21.9 million for the nine months ended September 30, 2004, compared to $20.7 million for the nine months ended September 30, 2003, an increase of $1.2 million, or 5.9%. An increase of $1.6 million was related to the July 15, 2004 transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and one free-standing assisted living community. In addition, depreciation expense increased due to additions to depreciable assets during the period, as well as $0.5 million of additional depreciation expensed during the first quarter of 2004, related to assets previously held-for-sale. These 2004 additions to depreciation were offset by the decrease in depreciation resulting from the $92.0 million reduction in depreciable assets resulting from the September 2003 sale-leaseback transactions.

Amortization of Leasehold Acquisition Costs.  Amortization of leasehold acquisition costs was $2.2 million for the nine months ended September 30, 2004, compared to $1.6 million for the nine months ended September 30, 2003, an increase of $0.6 million or 32.6%. This increase was related to the August 2003 lease of two retirement centers we previously managed, which increased leasehold acquisition costs by $12.8 million, adjusted by a $0.9 million reduction in prior leasehold acquisition costs, for a net increase of $11.9 million.

Interest Expense.   Interest expense was $27.0 million for the nine months ended September 30, 2004, compared to $43.9 million for the nine months ended September 30, 2003, a decrease of $16.9 million, or 38.4%.

•

The nine months ended September 30, 2004 include the transaction related write-off of $3.3 million of unamortized financing costs relating to the early prepayment of the debt repaid in the transaction.

•

As a result of the sale-leaseback transactions completed on July 15, 2004, we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the nine months ended September 30, 2004 interest expense compared to the nine months ended September 30, 2003 interest expense by approximately $11.8 million.

•

As a result of the sale-leaseback transactions completed in September 2003, we repaid $112.8 million of first mortgage debt, and $51.8 million of the mezzanine loan. Interest expense for the nine months ended September 30, 2004 was $27.0 million.  This amount includes $7.2 million of interest expense on debt repaid or refinanced during 2003.

•

Absent any additional refinancing, or transactional activity, or an increase in the interest rates of variable rate debt, interest expense is expected to approximate a quarterly amount of $4.5 million.

Other Income (Expense).  Interest income was $2.0 million for the nine months ended September 30, 2004, compared to $2.2 million for the nine months ended September 30, 2003, a decrease of $0.2 million, or 10.6%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions, offset by higher interest rates on these balances. Assuming rates are consistent, and balance requirements are maintained, interest income is expected to approximate the September 30, 2004 quarterly amount of $0.7 million. Gain on the sale of assets for the nine months ended September 30, 2003 was $23.2 million. This gain resulted from the sale-leaseback of a retirement center in September 2003.

Income Taxes.  The provision for income taxes was an expense of $2.7 million for the nine months ended September 30, 2004, and $1.6 million for the nine months ended September 30, 2003. These taxes are largely the result of gains recognized with the July 2004 and September 2003 sale and sale-leaseback transactions. As of September 30, 2004, we have a valuation allowance against deferred tax assets of approximately $65 million.  As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.  Accordingly, the valuation allowance against deferred tax assets increased by approximately $8.6million during the nine months ended September 30, 2004.  We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized.  In the future, we expect that we will meet the “more likely than not” recoverability criteria. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $65 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit in such period), which will result in a corresponding increase to net income and shareholders’ equity of $65 million.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.6 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature (see Note 10 to the Condensed Consolidated Financial Statements). A $0.6 million reduction in minority interest was attributable to the July 15, 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those three communities). Offsetting this decrease is the $0.5 million increase in minority interest, which was attributable to increased lifecare sales for the nine months ended September 30, 2004 versus September 30, 2003 at Freedom Square.

Net Loss. We experienced a net loss of $14.3 million, or $0.61 loss per diluted share, for the nine months ended September 30, 2004, compared to a net loss of $10.6 million, or $0.59 loss per diluted share, for the nine months ended September 30, 2003.

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

We have substantial payment commitments on outstanding debt and lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•	Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans.

•

Long-term debt payments include mortgage debt payments due of $10.2 million in the twelve months ended September 30, 2005, $15.0 million in the twelve months ended September 30, 2006, $13.7 million in the twelve months ended September 30, 2007 and $9.6 million in the twelve months ended September 30, 2008. We intend to repay or refinance these amounts as they come due, subject to available funds and market conditions.

•

The long-term debt payments due in the twelve months ended September 30, 2009 include, in addition to other debt payments, the maturity of the $17.2 million due on notes to certain former joint venture partners, which bear interest at 9.625%.

•

As of September 30, 2004, we lease 45 of our communities (33 operating leases and 12 leases accounted for as financing obligations) and lease certain equipment. As a result, we incur significant lease payments from these long-term leases. Lease financing obligations include payments due of $16.6 million in the twelve months ended September 30, 2005, $17.3 million in the twelve months ended September 30, 2006, $17.9 million in the twelve months ended September 30, 2007 and $18.8 million in the twelve months ended September 30, 2008. We intend to fund these lease obligations primarily from cash provided by operations.

As of September 30, 2004, we had approximately $35.5 million in unrestricted cash and cash equivalents, $49.4 million in restricted cash, and $19.0 million of working capital. We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

We have substantial debt and lease obligations. Our cash needs for debt and lease obligations, including interest payments, will remain a significant cost for the foreseeable future. In order to meet our liquidity requirements over the longer term, including our debt maturities, we are focusing on:

•

Increasing our cash flow from operations - We are focused on increasing our cash flow from operations primarily by increasing our occupancy levels (primarily at our free-standing assisted living communities) and revenue per unit at all communities through periodic selling rate increases and additional services, while controlling operating expenses and maintaining strong entrance fee sales.

•

Refinancing certain debt maturities as they come due - Given our debt and lease obligations, cash flow from operations may not be sufficient to repay all of our debt maturities in full as they come due. As a result, we may be required to refinance some or all of our maturing debt obligations as they come due. Our ability to do so will be affected by, and dependent upon, our operational results, industry and general economic conditions, and capital market conditions.

•

Reducing our cost of capital - During 2002 and 2003, we significantly increased our leverage and average cost of capital (for various debt and lease obligations).  We are continuously exploring opportunities to reduce our leverage and average debt cost by refinancing high cost debt. The July 15, 2004 sale-leaseback transaction reduced our cost of capital by replacing the 19.5% mezzanine loan with 9.0% base rate lease agreements.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2004, since 82.1% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs. As a result of operating losses, we have not incurred significant tax payments in recent years. Although we have generated various operating loss carryforwards in recent years, it is expected that currently taxable gains on the July 15, 2004 sale-leaseback transaction will fully utilize these tax operating loss carryforwards. As a result, we expect to pay approximately $4.6 million of tax during the fourth quarter of 2004, and expect to incur cash tax payments in future quarters as our operating results improve.

We may also consider, from time to time, development or acquisition of additional senior living communities or other assets. Such transactions, if significant, would generally require arrangement of separate leases, mortgages or other financing by us.

A significant amount of our indebtedness and lease agreements is cross-defaulted. Any non-payment or other default with respect to such obligations (including non-compliance with financial or restrictive covenants) could cause our lenders to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities. Furthermore, because of cross-default and cross-collateralization provisions in most of our mortgages, debt instruments, and leases, a default by us on one of our debt instruments or lease agreements is likely to result in a default or acceleration of many of our other obligations, which would have a material adverse effect on us. Certain of our debt instruments and leases contain financial and other covenants, typically on specific communities. We believe that projected results from operations and cash flows will be sufficient to satisfy these covenants during the next twelve months. However, there can be no assurances that we will remain in compliance with those covenants, or in the event of future non-compliance, that our creditors will grant amendments or waivers.

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

Tax Valuation Allowance

As of September 30, 2004, we have a valuation allowance against deferred tax assets of approximately $65 million.  As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.  We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized.

In the future, we expect that we will meet the “more likely than not” recoverability criteria. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $65 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit in such period), which will result in a corresponding increase to net income and shareholders’ equity of $65 million.

Cash Flow, Investing and Financing Activity

During the nine months ended September 30, 2004, we experienced a positive net cash flow of $18.3 million.  Net cash provided by operating activities was $30.9 million, net cash used by investing activities was $9.6 million and net cash used by financing activities was $3.1 million.  Our unrestricted cash balance was $35.5 million as of September 30, 2004, as compared to $17.2 million as of December 31, 2003.  Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from refinancing transactions, while cash was used primarily for debt service and lease obligations, capital expenditures and working capital.

Net cash provided by operating activities increased from $4.2 million for the nine months ended September 30, 2003 to $30.9 million for the nine months ended September 30, 2004, an improvement of $26.7 million, primarily as a result of improved operational results, and increased net cash from entrance fee sales.

Net cash from entrance fee sales (proceeds from entrance fee sales, less refunds of entrance fee terminations) was $25.3 million for the nine months ended September 30, 2004, versus $18.6 million for the nine months ended September 30, 2003. We are focused on maintaining strong entrance fee sales for 2004. In future years, the level of sales may be impacted by the number of available units in our entrance fee communities, which is due in part to average length of stay and unit turnover rates.

We routinely make capital expenditures to maintain or enhance communities under our control. The level of capital spending for the nine months ended September 30, 2004, primarily for refurbishing apartments and maintaining the quality of community assets, was $14.3 million, which includes approximately $1.3 million on capital expenditures related to development activities. Our capital expenditure budget for fiscal 2004 is approximately $18 million. We expect that our maintenance and capital spending for the remainder of 2004 will be similar to or slightly increased from the quarterly levels during 2004. In addition, capital spending on development activities is expected to increase during the remainder of 2004. Any significant development prospects would generally utilize separate mortgage, lease or other financing.

Net cash used by financing activities was $3.1 million compared with $1.6 million of cash provided during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we received proceeds of $55.3 million and $120.5 million from the issuance and refinancing of long-term debt, made principal payments on our indebtedness of $175.9 million (including $4.1 million of deferred interest payments on the mezzanine loan), paid $0.4 million of financing costs and made distributions to minority interest holders of $3.2 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $0.9 million.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of September 30, 2004 (amounts in thousands):

	Payments Due by Twelve Months Ended September 30,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations	$136,683	$10,181	$15,006	$13,679	$9,573	$19,783	$68,461
Lease financing obligations	215,803	16,595	17,339	17,862	18,791	19,874	125,342
Operating lease obligations	834,914	68,182	69,482	70,815	70,560	71,503	484,372

Total contractual cash obligations	$1,187,400	$94,958	$101,827	$102,356	$98,924	$111,160	$678,175

Interest income on notes receivable(1)	(24,160)	(1,081)	(1,071)	(1,060)	(1,050)	(1,035)	(18,863)

Contractual obligations, net	$1,163,240	$93,877	$100,756	$101,296	$97,874	$110,125	$659,312

	Amount of Commitment Expiration Per Period

	Total	2005	2006	2007	2008	2009	Thereafter

Guaranties(2)	$18,576	$482	$518	$8,564	$391	$423	$8,198

Total commercial commitments	$18,576	$482	$518	$8,564	$391	$423	$8,198

(1)	A portion of the lease payments noted in the above table is repaid to us as interest income on notes receivable from the lessors.

(2)

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

Risks Associated with Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of us or our management including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our expectations regarding the “mark-to-market” effect of resident turnover and the incremental operating margin from increasing occupancy at our free-standing assisted living communities; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease obligations; the projections of revenue, income or loss, capital expenditures, interest rates and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that we have generated losses in recent periods, (ii) the risks associated with our financial condition and the fact that we are highly leveraged, (iii) the risk that we will be unable to improve operating results at our free-standing assisted living communities, sell our entrance fee units or increase our cash flow or generate expected levels of cash, (iv) the risk that alternative or replacement financing sources will not be available to us, (v) the risks associated with market conditions for the senior living industry, (vi) the risk that we will be unable to obtain liability insurance in the future or that the costs associated with such insurance or related losses (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, (viii) the risks and uncertainties associated with complying with new and evolving standards of corporate governance and regulatory requirements, as well as the costs and management time associated with these activities, (ix) the risk of adverse changes in governmental reimbursement programs, (x) the risk of rising interest rates, and (xi) the risks and uncertainties set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (which was updated on Form 8-K dated June 10, 2004) and our other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not income or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt, but do affect future income and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. We have $63.2 million of variable rate debt at September 30, 2004. However, $4.5 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing our interest rate. Therefore, considering the $58.7 million of variable rate debt without such interest rate floors in which the floor currently exceeds the market interest rate by more than 1%, each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.6 million.

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage our exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement, we receive a fixed rate of 6.87% on the $34.0 million of debt and pay a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2004, since 82.1% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

10.1

American Retirement Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004).

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

AMERICAN RETIREMENT CORPORATION

Date:	November 5, 2004	By:	/s/ Bryan D. Richardson

Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer (Principal Financial and Accounting Officer)