Form 10-K
period 2004-12-31
AMERICAN RETIREMENT CORP
filed 2005-03-04
CIK 787784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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
NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  |X|  No |_|

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $123.9 million. The market value calculation was determined using a per share price of $5.04, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

As of March 2, 2005, 30,421,079 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 18, 2005 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

Item 1. Business

The Company

American Retirement Corporation is one of the largest operators of senior living communities in the United States. We are a senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, skilled nursing and therapy services. The senior living industry is a growing and highly fragmented industry. We believe we are one of the few national operators providing a range of service offerings and price levels across multiple communities. At December 31, 2004, we operated 66 senior living communities in 14 states, with an aggregate unit capacity of approximately 13,100 units and resident capacity of approximately 14,700. At December 31, 2004, we owned 15 communities, leased 45 communities, and managed six communities. Our revenues for the year ended December 31, 2004 were $447.6 million, of which approximately 85% was from private pay sources, 13% from Medicare and 2% from Medicaid.

We operate independent living communities, continuing care retirement communities, and free-standing assisted living communities primarily in large population centers. We have also developed specialized care programs for residents with Alzheimer’s and other forms of dementia, and provide therapy services to many of our residents. We were established in 1978 and our operating philosophy was inspired by the vision of our founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by striving to provide the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of our residents.

Recent Developments - Secondary Offering

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. We received approximately $50.3 million of net proceeds from the offering, after deducting underwriting discounts and commissions and estimated expenses.

Subsequent Debt Repayments - On January 26, 2005, we repaid $17.2 million of 9.625% fixed rate, interest only mortgage notes, issued in 2001, due October 1, 2008. In addition, we repaid a $5.7 million 9% fixed rate mortgage note, issued in July 2004, due July 2006.

Acquisition of Entrance Fee Community - On February 1, 2005, we acquired Galleria Woods, a senior living community located in Birmingham, Alabama. Galleria Woods is an established entrance-fee continuing care retirement community that features 153 independent living apartments and garden homes, as well as 24 assisted living apartments and a skilled nursing center with 30 private rooms. We acquired the community, whose occupancy is in the mid-70% range, for approximately $5.5 million of cash (including estimated closing costs) plus the assumption of existing entrance-fee refund obligations of approximately $10.4 million, generally repayable from the entrance fees of future residents. In addition, we have plans for significant physical improvements at Galleria Woods with a budget of approximately $2.0 million for planned upgrades at the community. As a result of this transaction, we expect that our annual depreciation expense will increase approximately $0.5 million.

Acquisition of Leased Free-standing Assisted Living Community - On February 10, 2005, we acquired a free-standing assisted living community located in Houston, Texas for $8.7 million. We had leased the community since 1999. At December 31, 2004, the 3-story building, which includes 81 assisted living units and 19 Alzheimer’s units, was 80% occupied. As a result of this transaction, we expect that our annual lease expense will be reduced by approximately $1.2 million, and our annual depreciation expense will increase by approximately $0.3 million.

Exercise of Acquisition Option - Freedom Plaza Care Center (FPCC) is a 128-bed skilled nursing and 44-bed assisted living center with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. W.E. Sheriff, our chairman, chief executive officer and president, owns 50% of Maybrook Realty, Inc., which owned FPCC. We have exercised our option for the purchase of the real estate interests of FPCC. The option provides for a fixed purchase price of approximately $20.3 million to Maybrook. We have also entered into a purchase agreement with the ground lessor to acquire its interest in the property for a purchase price of approximately $2.3 million. We expect to simultaneously acquire the real estate interests of both Maybrook and the ground lessor in Freedom Plaza Care Center and own 100% of the community by March 31, 2005. The total purchase price for these two transactions will be $23.0 million (including $0.4 million of transaction costs), which is supported by a fair market value appraisal. We will pay the purchase price with $4.6 million of cash and the proceeds of an approximately $18.4 million mortgage loan to be obtained from a commercial bank. The loan will require principal payments to be made on an 18-year amortization schedule with a maturity of five years, and will bear interest at approximately 5.5%.

During 2005, we intend to expand FPCC with the addition of 20 assisted living units and 18 dementia beds. For the twelve months ended December 31, 2004, our operating results for FPCC included revenues of $12.4 million, operating contribution of $3.5 million and $2.2 million of lease expense. During 2004, the community averaged 95.6% occupancy. As a result of this transaction, we expect that our annual lease expense will be reduced by approximately $2.2 million, which will be offset by an increase in depreciation expense of approximately $0.8 million and an estimated increase in interest expense of $1.0 million.

We intend to use the remaining net proceeds from the secondary offering to repay outstanding debt, to fund currently contemplated and possible future acquisitions of senior living communities and businesses engaged in activities that are similar or complementary to our business, to fund expansions at our existing senior living communities and the development and construction of additional communities, and for general corporate purposes, including working capital.

Operating Segments

We operate in three distinct business segments: retirement centers, free-standing assisted living communities, and management services.

Retirement Centers.  We operate large continuing care retirement centers and independent living communities which we refer to as retirement centers, that provide a continuum of services, including independent living, assisted living, Alzheimer’s, memory enhancement and dementia programs and skilled nursing care. Our retirement centers include rental communities and entrance fee communities. We also provide various ancillary services to our retirement center residents, including extensive wellness programs and therapy services for all levels of care. Our retirement centers are large, often campus style or high-rise settings, with an average unit capacity of 317 units. These communities generally maintain high and consistent occupancy levels, many with waiting lists of prospective residents. Our retirement centers are the largest segment of our business and comprise 28 of the 66 communities that we operate, with unit capacity of approximately 8,900, representing approximately 68% of the total unit capacity of our communities. At December 31, 2004 and 2003, our retirement centers had an occupancy rate of 96% and 95%, respectively.

Free-standing Assisted Living Communities.  Our free-standing assisted living communities provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of the free-standing assisted living communities provide specialized care such as Alzheimer’s, memory enhancement and other dementia programs. These communities are designed to provide care in a home-like setting, which we believe residents prefer as opposed to the more clinical or institutional settings offered by some other providers. We provide personalized care plans for each resident, activity programs, and extensive wellness programs and therapy services. Our free-standing assisted living communities are much smaller than our retirement centers and have an average unit capacity of 91 units. As of December 31, 2004, we operated 33 free-standing assisted living communities, with unit capacity of approximately 3,000, representing approximately 23% of the total unit capacity of our communities. Twenty-one of these free-standing assisted living communities had occupancy rates of 90% or better at December 31, 2004. Excluding two communities partially owned through non-consolidated joint ventures, the 31 free-standing assisted living communities included in this segment had occupancy rates of 89% and 83% at December 31, 2004 and 2003, respectively.

Management Services. Our management services segment includes five large retirement centers owned by others and operated by us under multi-year management agreements. Under our management agreements for these five communities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. Two of these communities are retirement center cooperatives that are owned by their residents, and two others are owned by not-for-profit sponsors. The remaining retirement center is owned by an unaffiliated third party. These five communities have approximately 1,200 units, representing approximately 9% of the total unit capacity of our communities as of December 31, 2004.

We also operate a sixth retirement center, Freedom Square, under a long-term management agreement. In accordance with applicable accounting rules, the operating results of Freedom Square are included in the consolidated results of our retirement center segment and, accordingly, are not included in our management services segment.

Operating results from these segments are discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to our consolidated financial statements.

Care and Services Programs

We provide a wide array of senior living and health care services at our communities, including independent living, assisted living and memory enhanced services (with special programs and living units for residents with Alzheimer’s and other forms of dementia), skilled nursing services, and therapy services. By offering a variety of services and involving the active participation of the resident, resident’s family and medical consultants, we are able to customize our service plans to meet the specific needs and desires of each resident. As a result, we believe that we are able to maximize resident satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

We provide independent living services to seniors who do not yet need assistance or support with activities, but who prefer the physical and psychological comfort of a residential community for seniors that offers health care and other services. The independent living services we provide include daily meals and dining programs, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. We employ health care professionals to foster the wellness of our residents by offering health screenings, ongoing dietary, exercise and fitness classes, and chronic disease management (such as diabetes with blood glucose monitoring). Subject to applicable government regulation, personal care and medical services are available to independent living residents. Our residency agreements with our independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice), although most residents remain for many years. The agreements generally provide for increases in billing rates each year (subject to specified ceilings at certain communities). Residents are also billed monthly for ancillary services utilized over and above those included in their recurring monthly service fees. These revenues are generally paid from private pay sources and are recognized monthly when the services are provided.

Assisted Living and Memory Enhanced Services

Residents who receive our assisted living services generally need assistance with some or all activities of daily living, but do not require the more acute medical care provided in a typical nursing home environment. Upon admission, each assisted living resident is assessed, in consultation with the resident, the resident’s family and medical consultants, to determine his or her health status, including functional abilities and need for personal care services. Each resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed in an effort to ensure that the specific needs and preferences of each resident are satisfied to the extent possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

We have adopted a philosophy of assisted living care with the goal of allowing a resident to maintain a dignified, independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for the resident’s well being as possible. The basic types of assisted living services offered by us include:

•
Personal Care Services -  which include assistance with daily activities such as ambulation, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications, and confusion management;

•	Support Services - such as meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services; and

•
Special Care Services -  such as our “Arbors” memory enhancement programs and other specialized services to care for residents with Alzheimer’s and other forms of dementia in a comfortable, homelike setting.

We maintain programs and special “Arbors” units at most of our assisted living communities for residents with Alzheimer’s and other forms of dementia. These programs provide the attention, care, and services to help those residents maintain a higher quality of life. Specialized services include assistance with activities of daily living, behavior management, and a lifeskills-based activity program, the goal being to provide a normalized environment that supports residents’ remaining functional abilities. These special units are located in a separate area of the communities and have their own dining and lounge facilities, and specially trained staff.

Agreements for our assisted living services are month to month and provide for annual or other periodic increases to the monthly service fees. Monthly service fees are based on size of unit selected, additional services provided, and level of care required. Specialized units for those with Alzheimer’s or other forms of dementia have higher billing rates to cover the increased staffing and program costs associated with these services. These revenues, generally from private pay sources, are recognized as revenue on a monthly basis when the services are provided.

Skilled Nursing

Within our retirement center campuses, we operate seventeen skilled nursing centers providing traditional skilled nursing care by registered nurses, licensed practical nurses, and certified nursing aides. We also offer a range of therapy rehabilitation services in these communities. Therapy services are typically rendered immediately after, or in lieu of, acute hospitalization in order to treat specific medical conditions. Our skilled nursing services are primarily utilized by our independent and assisted living residents who occupy the skilled nursing centers at our retirement centers on a temporary or long-term basis. However, we also provide skilled nursing services to those admitted from outside the retirement center for temporary stays following hospitalization or other health issues, some of which also become long-term residents of the retirement center. These skilled nursing services are provided to the individuals on a daily fee basis, with additional charges for specialized equipment, therapy, medications or medical supplies in many cases. These services are paid for primarily by private pay sources, long-term care insurance, and, to a much lesser extent, under the Medicare, and in limited cases Medicaid, programs. Daily rates are revised periodically in response to cost changes and market conditions. These daily revenues are recognized when the services are provided.

Therapy Services

We currently provide a range of education, wellness, and therapy services to our independent living, assisted living, and skilled nursing residents as part of our Innovative Senior Care and Care3 programs. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. In addition, programs focused on wellness and physical fitness allow residents to maintain maximum independence. The therapy services we provide include physical, occupational, speech and other specialized therapy services. In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided.

Managed Communities

Our management agreements with third-parties have terms of three to twenty years and require us to provide a wide range of services. We may be responsible for providing all associates, and all marketing and operations services at the community. In other agreements, we may provide management personnel only, and more limited services including assistance with marketing, finance and other operations. In each case, the costs of owning and operating the community are the responsibility of the owner. In most cases, we receive a monthly fee for our services based either on a contractually fixed amount or a percentage of revenues or income. Our existing management agreements expire at various times through June 2018, but certain agreements may be canceled by the owner of the community, without cause, on three to six months written notice.

Entrance Fee Agreements

Six of our retirement centers (two owned, three leased and one managed) are continuing care retirement centers that provide housing and health care services through entrance fee agreements with residents. These six entrance fee communities are included in the consolidated results of our retirement centers. In addition, we manage two other retirement centers utilizing entrance fee agreements, but do not receive the economics of the entrance fee sales for these communities.

Under the entrance fee agreements, residents pay an entrance fee, typically $100,000 to $400,000 or more, upon initial occupancy of a unit. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the resident’s lifecare benefit (healthcare discount) and refund elections and other variables. Generally a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the entrance fee contract. The entrance fee agreements typically contain contractual provisions reducing the percentage of the original entrance fee that is refundable to the resident over time. In a relatively short period of time (generally two to four years), the refundable portion of the entrance fee is reduced to a fixed minimum percentage. However, for accounting purposes, entrance fee revenues are recognized over a longer period based on actuarial projections. The non-refundable portion of the fee is recorded as deferred entrance fee income and is amortized into our revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. The refundable amount of the entrance fee is a long-term liability and is recorded on our balance sheet as the refundable portion of entrance fees until termination of the agreement.

Our entrance fee agreements are designed to provide housing and care for the remainder of a resident’s lifespan. The agreements generally include limited lifecare benefits which are typically: (a) a certain number of free days in the community’s skilled nursing center during the resident’s lifetime; (b) a discounted rate for such services; or (c) a combination of the two. The limited lifecare benefit also varies based upon the extent to which the resident’s entrance fee is refundable.

At certain of our entrance fee communities, we maintain an entrance fee program known as the “partner plan” which allows the resident to participate in the appreciation in the value of the resident’s unit. Under the partner plan, the entrance fee is refundable to the resident or the resident’s estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. Typically, partner plan residents receive priority access to assisted living and skilled nursing services, but no discounted or other lifecare benefits. The resident shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entrance fees payable under the partner plan are recorded as refundable entrance fees and are amortized into revenue using the straight-line method over the remaining life of the building.

The residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and certain services. As a result of paying an entrance fee upfront, the monthly fee will be less than fees at a comparable rental community. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are provided. We recognize these additional fees as revenue on a monthly basis when these services are provided.

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

Each of the free-standing assisted living communities is managed by a residence manager whose primary focus is resident care. These communities receive daily administrative central support for operations, care planning, clinical assessments, quality assurance, accounting and finance, human resources, dining and maintenance. By providing strong program management and administrative support from the home office and at the regional level, the staff at the free-standing assisted living communities can focus on the care of the residents and interaction with their families or other caregivers.

The retirement centers and free-standing assisted living communities report to regional operation vice presidents. These regional vice presidents and their staff regularly visit the communities, providing inspection of the communities, staff development and training, financial and program reviews, regulatory and compliance support, and quality assurance reviews.

The home office provides central support to the communities in various areas, including information technology, human resources, training, accounting, finance, internal audit, insurance and risk management, legal, development, sales and marketing, dining services, therapy services, operations and program support, and national purchasing programs. Home office staff also provides support for budgeting, financial analysis and strategic planning. In addition, quality assurance and risk management staff review and monitor key safety and quality measurements, train community staff, and visit communities regularly for regulatory and other compliance programs. Human resource programs are developed for staff training and retention in the communities, and are implemented by the home office and regional staff.

Our belief is that, through our regional and home office staff, we are able to provide strong support in each functional area on a cost effective basis, which provides an advantage over many other smaller or local competitors. In addition, by providing daily administrative support to our free-standing assisted living communities we believe that our community staff is able to stay focused on resident care and provide a higher level of service to the residents and their families.

Marketing

Each community has an on-site marketing director, and additional marketing staff based on its size. These community based marketing personnel are involved in daily activities with prospective residents and key referral sources including current residents and their families. Home office and regional marketing directors assist each community in developing, implementing and monitoring their detailed marketing plan. The marketing plans include goals for lead generation, wait lists, referrals, community outreach, awareness events, prospect follow-up, and monthly move-ins. Competitive analyses are also updated regularly. Home office marketing staff provide coordination and monitoring of these marketing plans, development of pricing strategies and overall marketing plans, marketing planning and support for upcoming expansions and developments, assistance with creative media, collection and analysis of data measuring effectiveness of promotions, advertising, and lead sources, and selection and training of regional and community staff. Our belief is that this locally based marketing approach, coupled with strong regional and central monitoring and support, provides an advantage over many smaller or regional competitors.

Feedback and Quality Assurance

We solicit regular feedback from our residents, their families, and our associates through various satisfaction surveys. We also regularly perform quality assurance reviews by community, regional and home office staff, in addition to being subject to surveys and reviews by various local, state and federal regulatory agencies. Our belief is that each of these activities provides important feedback, which can be used by management to maintain high levels of safety and quality, and to continue to look for opportunities to improve our procedures and programs.

Senior Living Industry

The senior living industry is highly fragmented and characterized by numerous local and regional operators. We are one of a limited number of national competitors that provide a broad range of community locations and service level offerings at varying price levels. The industry has seen significant growth in recent years and has been marked by the emergence of the assisted living segment in the mid-1990s.

We believe that a number of trends will contribute to the growth in the senior living industry. The primary market for senior living services is individuals age 75 and older. According to U.S. Census data, this group is one of the fastest growing segments of the United States population and is expected to more than double between the years 2000 and 2030. The population of seniors age 85 and over has also increased in recent years, and is expected to continue to grow. As a result of these expected demographic trends, we expect an increase in the demand for senior living services in future years.

We believe the senior living industry has been and will continue to be impacted by several other trends. The use of long-term care insurance is increasing among current and future seniors as a means of planning for the costs of senior living services. In addition, as a result of increased mobility in society, reduction of average family size, and increased number of two-wage earner couples, more seniors are looking for alternatives outside of their family for their care. Many seniors have also shown an increasing preference for communities that allow them to “age in place” in a residential setting, which provides them maximum independence and quality of life in contrast to more institutional or clinical settings. The emergence of the assisted living segment of the industry in the mid-1990s is a prime example of this trend.

Competition

The senior living and health care services industry is highly competitive and we expect that providers within the industry will continue to be competitive in the future. During the second half of the 1990s, a large number of assisted living units were developed across the country, including in many of our markets. This additional capacity increased the time required to fill assisted living units in most markets and resulted in significant pricing pressures in those markets. We believe that the primary competitive factors in the senior living and health care services industry are: (i) reputation for and commitment to a high quality of care; (ii) quality of support services offered; (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. We compete with other companies providing independent living, assisted living, skilled nursing, and other similar service and care alternatives.

The senior living industry is highly fragmented and characterized by many local or regional operators. We are one of a limited number of national competitors that operate a large number of communities in multiple locations, and that provide a broad range of senior living services at varying price levels. Our size allows us to centralize administrative functions that give the decentralized managerial operations cost-efficient support. We believe we have a reputation as a leader in the industry and as a provider of high quality services.

We also compete with other health care businesses with respect to attracting and retaining high quality professionals including nurses, therapists, technicians, aides, managers and other associates. The market for these professionals has become very competitive, with resulting pressure on salaries and compensation levels. However, we believe that we are able to attract and retain quality associates through our reputation, culture, organizational stability, and competitive compensation.

Business Strategy

Our business strategy is to provide high-quality services to seniors at reasonable prices, maintain strong competitive positions in each of our markets, and to enhance the value of our communities by expanding services and improving operating results. We also plan to grow through expansions of certain of our existing communities, and by new development and opportunistic acquisitions in selected markets. We plan to implement this business strategy primarily through the following steps.

Increase Community Operating Results:

The primary areas on which we focus in order to continue to increase our operating results are:

•
Free-standing assisted living community occupancy gains and increased revenue per unit  – The free-standing assisted living segment occupancy was 89% and 83% at December 31, 2004 and 2003, respectively. We are focused on increasing the occupancy in these communities and completing the fill-up of several of these communities. Revenue per unit in this segment was $3,270 (per month) for the year ended December, 31 2004, an increase of 8.6% over the prior year. Subject to market and other conditions, we expect that revenue per unit will increase over the next year as a result of price increases, reduced price discounting, and the “mark-to-market” effect of resident turnover as residents with lower rates are replaced by those paying higher current market rates. We expect that further occupancy increases will not require significant incremental cost increases, and therefore will result in high incremental operating margins.

•
Increase retirement center margins  - We expect to continue to improve operating results at our retirement centers through a combination of selling rate increases, increased revenues from ancillary services (such as our Innovative Senior Care wellness and therapy services), incremental occupancy increases and control of operating expenses. During 2004, the average monthly revenue per occupied unit for the retirement centers increased by 7.3%, driven by increased ancillary services revenue and increased revenue from new residents at higher current monthly fees. Although the retirement center segment had an overall occupancy rate of 96% at December 31, 2004, we are focused on completing the fill-up of several expansions, growing wait lists for planned expansions and increasing occupancy at selected communities. During 2004, the retirement centers increased revenue by 11%, expenses by 7.8% and operating margin by 6.3%.

•
Maintain strong entrance fee sales  – We are focused on maintaining strong entrance fee sales activity. When a resident of an entrance fee community vacates his or her independent living unit, the community re-sells the unit to a new resident. When the former resident leaves the community, he or she (or their estate) receives a refund, which is typically a percentage of the initial entrance fee that the resident paid. Consequently, the turnover of residents results in new entrance fee sales (at higher current prices) and refunds to the former residents equal to a percentage (averaging under 50%) of the original entrance fee. As a result, the sale of entrance fee units at current sales prices provides us with significant cash flows. In addition, as new residents enter the entrance fee communities at current market selling rates for monthly  service fees, we generate additional revenues at the same level of occupancy. Our six entrance fee communities have 3,009 total units, of which 2,064 are independent living. The current aggregate occupancy of the independent living units within the entrance fee communities is 95%, and the 57 independent living units available for sale at December 31, 2004 represent approximately $8.7 million of potential sales, based upon current entrance fee prices.

9

•
Control operating expenses  - We continue to focus on managing our operating costs through active management and use of information systems. In addition, we will continue to focus on our overhead costs for savings opportunities in areas such as telecommunications, utilities and staffing.

•
Excel at marketing and sales  – We believe that we have a strong sales and marketing effort in each of our operating segments. We will continue to focus on this area through continuing market research, product innovation and refinement, as well as careful recruitment, ongoing training, strong systems support, and innovative incentive rewards for our staff.

Improve Costs of Capital and Decrease Leverage:

As a result of financing obligations incurred for the free-standing assisted living development program begun in the late 1990s, and the slower fill up of these new communities stemming from overdevelopment and other adverse market conditions, we entered 2002 with over $370 million of current debt maturities. In order to address these maturities, we successfully executed several mortgage refinancings, a series of sale-leaseback transactions (many on assisted living properties then still in fill up stage), an exchange offer for our maturing convertible debentures, and a high interest rate mezzanine loan and related equity investment. As a result of these transactions, we incurred a substantial reduction in our book equity, as well as a significant increase in our fixed lease and debt payments.

A significant element of our 2002 refinancings included approximately $113 million of mezzanine debt with a 19.5% interest rate and received a $12 million equity investment in certain of our subsidiaries. In September 2003, we completed multi-property sale lease-back and sale manage-back transactions which resulted in the repayment of approximately $52 million of the mezzanine loan, and also resulted in a $93 million gain on sale, $23 million of which was recognized immediately, with the balance being amortized into income over the ten year life of the lease. As of December 31, 2003, the outstanding balance of the mezzanine loan and accrued interest was approximately $78 million. In July 2004, we completed a multi-property sale lease-back transaction which resulted in the repayment of the balance of the mezzanine loan and a $16 million gain on sale, which is being amortized into income over the ten year life of the lease.

As of December 31, 2004, our long-term debt, including current portion was $335.1 million, a decrease of $36.4 million from the $371.5 million balance at December 31, 2003. We are also obligated to pay minimum rental obligations of approximately $70.1 million during the year ended December 31, 2005 under long-term operating leases. We will look for opportunities to decrease our leverage and improve our debt service coverage ratios. We expect this may be accomplished through improved operating results, refinancing, freeing up a portion of our restricted cash balances, debt prepayment or other opportunities.

We will continue to explore opportunities to reduce our overall cost of capital through refinancings of other higher interest rate debt and leases, and to explore various ways to refinance our assets with lower cost mortgage capital, particularly where improving economics of selected communities would result in lower costs of capital. During January 2005, we completed a public offering of an additional 5,175,000 shares of our common stock (including the underwriter’s over-allotment shares of 675,000). A portion of the proceeds were used to repay $22.9 million of mortgage notes. See “Business - Recent Developments.”

Risk Management

The delivery of personal and health care services entails an inherent risk of liability, and in recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits, many of which involve significant defense costs and significant claims exposure. We recognize this challenging environment, and have responded in recent years by allocating significant resources to quality assurance and risk management areas, including hiring and developing significant in-house expertise focusing on these areas. Since this challenging environment is expected to continue for the foreseeable future, we believe that the expertise we have developed may provide a competitive advantage over smaller competitors unable to devote similar effort and resources in this area.

People

As a service oriented business with high labor requirements, we will continue to focus on attracting and retaining high quality personnel to ensure we are delivering high quality services in a cost effective manor. In order to be successful in our effort, we have dedicated in-house recruiters to find the right people, programs designed to improve retention of associates, and training programs to ensure our associates are trained to excel in their roles.

Systems

We have developed certain proprietary systems to provide our managers with timely access to the information necessary to manage and control pricing levels, unit inventory levels, and the turnover and retention of associates. In addition, these systems collect information regarding effectiveness of promotions, advertising and lead sources for analysis by management. We believe that these systems provide strategic value in managing our business.

Growth

We intend to grow our business through a number of internal and external initiatives. We expect to continue to increase occupancy rates and revenue per occupied unit at our communities, and to maintain our growth in the ancillary services that we offer, such as our Innovative Senior Care wellness and therapy services. We will also work to develop growth opportunities in the areas of medical supplies, pharmacy and telecommunications services.

We plan to add additional units to our portfolio, first through the expansion of our existing retirement center communities. We currently have expansion projects in various stages of development relating to our communities. Several of these are expected to begin construction during 2005, and would increase our unit capacity over the next several years (beginning in 2006). We also expect to selectively pursue the development and construction of new senior living communities and acquisitions of senior living communities and businesses engaged in activities that are similar or complementary to our business.

Government Regulation

Senior living companies are subject to various federal, state and local regulations, which are frequently revised. While such requirements vary by state, they typically regulate, among other matters, the number of licensed beds, provision of services, staffing levels, professional licensing, distribution of pharmaceuticals, billing practices, equipment, operating procedures, environmental matters, and compliance with building and safety codes. Our communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Certain states require a certificate of need review in order to provide skilled nursing or other services. Currently, the operation of independent living and assisted living residences are subject to limited federal and state laws, although regulation has increased in recent years. We believe that the regulation of assisted living services may increase in the future.

Our skilled nursing centers and home health agencies are subject to Federal certification requirements in order to participate in the Medicare and Medicaid programs. Approximately 14.9%, 13.3%, and 10.5% of our total revenues for the years ended December 31, 2004, 2003, and 2002, respectively, were attributable to Medicare, including Medicare-related private co-insurance, and Medicaid. These reimbursement programs are subject to extensive regulation and frequent change, which may be beneficial or detrimental to us. Certain per person annual limits on therapy services, which were temporarily effective beginning in September 2003 and would have had an adverse effect on our therapy services business, have been deferred until October 2006. If re-initiated, those limits could negatively affect our therapy services business.

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

Our entrance fee communities are subject to regulation by certain state departments of insurance and various state agencies, and must meet various guidelines and disclosure requirements.

Many of our communities are subject to periodic survey or inspection by governmental authorities. From time to time in the ordinary course of business, one or more of our communities may be cited for operating or other deficiencies by regulatory authorities. Although most inspection deficiencies can be resolved through a plan of correction, the regulatory agency may have the right to levy fines, impose conditions on operating licenses, suspend licenses, or propose other sanctions for the facility.

There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns, including regulations regarding privacy and security under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information. Final HIPAA security regulations become effective in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA could result in civil and criminal penalties. We do not expect costs incurred, or costs to be incurred in order to continue compliance with HIPAA to have a material impact on our operating results.

Insurance

The delivery of personal and health care services entails an inherent risk of liability. Participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. Currently, we maintain general and professional medical malpractice insurance policies for our owned, leased and certain of our managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years, particularly during 2002 and 2003. In response to these conditions, we have significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified our insurance programs. During 2004, our general and professional liability policy retention levels varied by state and level of care from $1 million to $5 million, with decreased premiums from 2003. For 2005, our retention levels will be $5 million (a larger self-insured component), with a further reduction in our premiums. In both 2004 and 2005 our policies had single incident and aggregate protection limits of $15 million.

We operate under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of December 31, 2004, our coverage for workers’ compensation and related programs, excluding Texas, include excess loss coverage of $350,000 per individual claim and approximately $6.3 million in the aggregate. As of December 31, 2004, we provided cash collateralized letters of credit in the aggregate amount of $6.5 million related to this program, which is reflected as restricted cash on our balance sheet. For work-related injuries in Texas, we are a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers’ Compensation system. The Company carries excess loss coverage of $250,000 per individual or per occurrence under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. We utilize a third party administrator to process and pay filed claims.

We also maintain a self-insurance program for employee medical coverage, with stop-loss insurance coverage of approximately $200,000 per associate and approximately $18.5 million for aggregate calendar 2004 claims. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in adjustments to these estimates.

Given our high retention levels, we are largely self-insured for typical claims. In addition, there can be no assurance that a claim in excess of our insurance coverage limits will not arise. A claim against us not covered by, or in excess of, our coverage limits could have a material adverse effect. Furthermore, there can be no assurance that we will be able to obtain liability insurance in the future on acceptable terms.

Employees

At December 31, 2004, we employed 9,245 associates, of which approximately 5,900 were full-time employees. As of December 31, 2004, approximately 75 employees at one free-standing assisted living community were represented by a labor union. During 2002, employees at another free-standing assisted living community voted for a union, no contract was ever executed, and the union withdrew its certification during 2004. We believe that our relationship with our associates is good.

Executive Officers of the Registrant The following table sets forth certain information concerning our executive officers.

Name	Age	Position

W. E. Sheriff	62	Chairman, Chief Executive Officer and President
Gregory B. Richard	51	Executive Vice President and Chief Operating Officer
Bryan D. Richardson	46	Executive Vice President - Finance and Chief Financial Officer
George T. Hicks	47	Executive Vice President - Finance and Internal Audit,

		Secretary and Treasurer
H. Todd Kaestner	49	Executive Vice President - Corporate Development
James T. Money	55	Executive Vice President - Sales and Marketing
Terry L. Frisby	54	Senior Vice President - Human Resources/Corporate

		Culture and Compliance
Jack Leebron	55	Senior Vice President - Legal Services
Ross C. Roadman	54	Senior Vice President - Strategic Planning and Investor Relations

W.E. Sheriff  has served as Chairman and Chief Executive Officer of our Company and our predecessors since April 1984 and as our President since 2003. From 1973 to 1984, Mr. Sheriff served in various capacities for Ryder System, Inc., including as President and Chief Executive Officer of its Truckstops of America division. Mr. Sheriff also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations.

Gregory B. Richard  has served as our Executive Vice President and Chief Operating Officer since January 2003 and previously served as our Executive Vice President - Community Operations since January 2000. Mr. Richard was formerly with a pediatric practice management company from May 1997 to May 1999, serving as President and Chief Executive Officer from October 1997 to May 1999. Prior to this, Mr. Richard was with Rehability Corporation, a publicly traded outpatient physical rehabilitation service provider, from July 1986 to October 1996, serving as Senior Vice President of Operations and Chief Operating Officer from September 1992 to October 1996.

Bryan D. Richardson has served as our Executive Vice President – Finance and Chief Financial Officer since April 2003 and previously served as our Senior Vice President - Finance since April 2000. Mr. Richardson was formerly with a national graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994. Mr. Richardson was previously with a national public accounting firm and is a Certified Public Accountant.

George T. Hicks  has served as our Executive Vice President – Finance and Internal Audit, Secretary and Treasurer since September 1993. Mr. Hicks has served in various capacities for our predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President - Finance and Treasurer from November 1989 to September 1993.

H. Todd Kaestner  has served as our Executive Vice President - Corporate Development since September 1993. Mr. Kaestner has served in various capacities for our predecessors since 1985, including Vice President - Development from 1988 to 1993 and Chief Financial Officer from 1985 to 1988.

James T. Money  has served as our Executive Vice President - Sales and Marketing since September 1993. Mr. Money has served in various capacities for our predecessors since 1978, including Vice President - Development from 1985 to 1993.

Terry L. Frisby has served as our Senior Vice President - Human Resources/Corporate Culture and Compliance since January 1999. Mr. Frisby served as Vice President - Corporate Culture and Compliance from July 1998 to January 1999. Prior to this, Mr. Frisby was principal of a healthcare consulting business located in Nashville, Tennessee, from 1988 to 1998. Mr. Frisby serves on the Executive Council for Human Resources with the Assisted Living Federation of America.

Jack Leebron has served as our Senior Vice President - Legal Services since May 2004. Mr. Leebron served as Vice President of Legal Services from May 2003 to May 2004. Mr. Leebron’s prior positions include five years as General Counsel to Regency Pacific, Inc., General Counsel to Bryant Exploration Company, and the private practice of law for 16 years. He presently holds current licensure to practice law in Colorado, Washington, Oklahoma and Tennessee. He is a member of the Tennessee Bar Association, the Oklahoma Bar Association, the Washington Bar Association, the American Health Lawyers Association, the Risk and Insurance Management Society, Inc., and the Association of Corporate Counsel.

Ross C. Roadman has served as our Senior Vice President - Strategic Planning and Investor Relations since May 1999. Previously, Mr. Roadman served in various capacities, since 1980, at Ryder System, Inc., including as Group Director of Investor and Community Relations, Assistant Treasurer, Division Controller, and Director of Planning. Before joining Ryder, he held positions with Ernst & Young and the International Monetary Fund. He serves on the boards of several educational and charitable organizations as well as being active in various professional organizations.

Available Information

Our internet website address is http://www.arclp.com. Please note that our website address is provided as an inactive textual reference only. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through our website as soon as reasonably practicable after such forms, reports or materials are electronically filed or furnished to the Securities and Exchange Commission. Information contained on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit, Compensation, Executive, Nominating and Corporate Governance and Quality Assurance Committees of the Board of Directors on our website at http://www.arclp.com. Our corporate governance materials are available free of charge upon request to our Corporate Secretary, American Retirement Corporation, 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

Our code of ethics that applies to each principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions is also available on our website.

Item 2. Properties The table below sets forth certain information with respect to the senior living communities we operated at December 31, 2004.

Retirement Centers

Community	Location	Unit Capacity (1)					Commencement of Operations (2)

		IL	AL	ME	SN	Total

Owned (3):
Freedom Village Brandywine	West Brandywine , PA	292	16	18	47	373	Jun-00
Homewood at Corpus Christi	Corpus Christi , TX	60	30	—	—	90	May-97
Lake Seminole Square	Seminole, FL	306	33	—	—	339	Jul-98
Wilora Lake Lodge	Charlotte , NC	135	47	—	—	182	Dec-97

Subtotal		793	126	18	47	984

Leased:
Broadway Plaza (4)	Ft. Worth , TX	214	40	—	122	376	Apr-92
Carriage Club of Charlotte (5)	Charlotte , NC	276	56	34	42	408	May-96
Carriage Club of Jacksonville (6)	Jacksonville , FL	238	60	—	—	298	May-96
Freedom Plaza Arizona (7)	Peoria , AZ	346	—	42	164	552	Jul-98
Freedom Plaza Care Center (8)	Peoria , AZ	—	44	—	128	172	Jul-01
Freedom Plaza Sun City Center (9)	Sun City Center , FL	428	26	—	108	562	Jul-98
Freedom Village Holland (9)	Holland , MI	330	21	29	68	448	Jul-98
The Hampton at Post Oak (6)	Houston , TX	148	39	—	56	243	Oct-94
Heritage Club (10)	Denver , CO	200	35	—	—	235	Feb-95
Heritage Club at Greenwood Village (11)	Denver , CO	—	75	15	90	180	Dec-00
Holley Court Terrace (12)	Oak Park , IL	161	18		—	179	Oct-01
Homewood at Victoria (13)	Victoria , TX	59	30		—	89	May-97
Imperial Plaza (14)	Richmond , VA	758	148	—	—	906	Oct-97
Oakhurst Towers (15)	Denver , CO	171	—	—	—	171	Feb-99
Parklane West (16)	San Antonio , TX	—	17	—	124	141	Jan-00
Park Regency (16)	Chandler , AZ	120	28	16	66	230	Sep-98
Richmond Place (17)	Lexington , KY	177	54	20	—	251	Apr-95
Santa Catalina Villas (4)	Tucson , AZ	158	70	15	42	285	Jun-94
Somerby at Jones Farm (18)	Huntsville , AL	136	48	—	—	184	Apr-99
Somerby at University Park (18)	Birmingham , AL	238	82	28	—	348	Apr-99
The Summit at Westlake Hills (4)	Austin , TX	149	30	—	90	269	Apr-92
Trinity Towers (16)	Corpus Christi , TX	197	62	20	75	354	Jan-90
Westlake Village (19)	Cleveland , OH	210	56	—	—	266	Oct-94

Subtotal		4,714	1,039	219	1,175	7,147

Managed Property:
Freedom Square (20)	Seminole, FL	362	103	76	194	735	Jul-98

Total Retirement Centers		5,869	1,268	313	1,416	8,866

Free-standing Assisted Living

Community	Location	Unit Capacity (1)					Commencement of Operations (2)

		IL	AL	ME	SN	Total

Owned (3):
Bahia Oaks Lodge	Sarasota , FL	—	92	—	—	92	Jun-98
Broadway Plaza at Westover Hills	Ft. Worth , TX	—	74	17	—	91	Feb-01
Freedom Inn at Scottsdale	Scottsdale , AZ	—	94	25	—	119	Mar-01
Homewood at Air Force Village	San Antonio , TX	—	39	—	—	39	Nov-00
Homewood at Castle Hills	San Antonio , TX	21	60	18	—	99	Feb-01
Homewood at Deane Hill	Knoxville , TN	15	63	27	—	105	Oct-98
Homewood at Rockefeller Gardens	Cleveland , OH	38	65	34	—	137	Dec-99
Homewood at Tarpon Springs	Tarpon Springs , FL	—	64	—	—	64	Aug-97
McLaren Homewood Village (21)	Flint , MI	—	80	37	—	117	Apr-00
Summit at Northwest Hills	Austin , TX	—	106	16	—	122	Aug-00
Village of Homewood (22)	Lady Lake , FL	—	32	15	—	47	Apr-98

Subtotal		74	769	189	—	1,032

Leased:
Broadway Plaza at Pecan Park (11)	Fort Worth , TX	—	80	18	—	98	Aug-00
Hampton at Cypress Station (23)	Houston , TX	—	81	19	—	100	Feb-99
Hampton at Pearland (16)	Houston , TX	15	52	18	—	85	Feb-00
Hampton at Pinegate (16)	Houston , TX	—	80	16	—	96	May-00
Hampton at Spring Shadows (16)	Houston , TX	—	53	16	—	69	May-99
Hampton at Willowbrook (16)	Houston , TX	—	54	19	—	73	Jun-99
Hampton at Shadowlake (16)	Houston , TX	—	81	17	—	98	Apr-99
Heritage Club at Aurora (24)	Aurora , CO	—	80	18	—	98	Jun-99
Heritage Club at Lakewood (24)	Lakewood , CO	—	78	18	—	96	Apr-00
Homewood at Bay Pines (24)	St Petersburg , FL	—	80	—	—	80	Jul-99
Homewood at Boca Raton (11)	Boca Raton , FL	—	60	18	—	78	Oct-00
Homewood at Boynton Beach (6)	Boynton Beach , FL	—	80	18	—	98	Jan-00
Homewood at Brookmont Terrace (25)	Nashville , TN	—	62	34	—	96	May-00
Homewood at Cleveland Park (24)	Greenville , SC	—	75	17	—	92	Aug-00
Homewood at Coconut Creek (11)	Coconut Creek , FL	—	81	18	—	99	Feb-00
Homewood at Countryside (24)	Safety Harbor , FL	—	57	25	—	82	Oct-99
Homewood at Delray Beach (26)	Delray Beach , FL	—	52	33	—	85	Oct-00
Homewood at Naples (24)	Naples , FL	—	76	24	—	100	Sep-00
Homewood at Richmond Heights (6)	Cleveland , OH	—	78	17	—	95	Feb-00
Homewood at Sun City Center (9)	Sun City Center , FL	—	60	32	—	92	Aug-99
Homewood at Shavano Park (6)	San Antonio , TX	—	62	17	—	79	Jun-00
Summit at Lakeway (16)	Austin , TX	—	66	15	—	81	Sep-00

Subtotal		15	1,528	427	—	1,970

Total Free-standing Assisted Living Communities		89	2,297	616	—	3,002

Management Services: (27)

Community	Location	Unit Capacity (1)					Commencement of Operations (2)

		IL	AL	ME	SN	Total

Burcham Hills	East Lansing , MI	84	51	53	133	321	Nov-78
Glenview at Pelican Bay	Naples , FL	118	—	—	35	153	Jul-98
Legacy Crossings	Franklin , TN	124	—	—	—	124	Feb-04
Parkplace	Denver , CO	176	43	17	—	236	Oct-94
The Towers	San Antonio , TX	353	—	—	—	353	Oct-94

Subtotal		855	94	70	168	1,187

Grand Total		6,813	3,659	999	1,584	13,055

_______________________

(1)	As of December 31, 2004, unit capacity by care level and type: independent living residences (IL), assisted living residences (AL), memory enhanced (ME), and skilled nursing beds (SN).

(2)
Indicates the date on which we acquired each of our owned and leased communities, or commenced operating our managed communities. We have operated certain of our communities pursuant to management agreements prior to acquiring the communities.

(3)
Our owned communities are subject to mortgage liens or serve as collateral for various financing arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

(8)
The community is owned by Maybrook Realty, Inc., of which W.E. Sheriff, our chairman, chief executive officer and president owns 50%. Leased pursuant to a term of nine years and six months, expiring December 31, 2010, with a renewal option of ten years. We also have an option to purchase the community at a predetermined price. See Note 20 to consolidated financial statements.

(9)
Leased pursuant to a master operating lease expiring July 15, 2014, which provides for certain purchase options and therefore is recorded as a lease financing obligation. In addition, the lease includes renewal options for up to three additional ten-year terms.

(10)
Leased pursuant to a master operating lease expiring June 30, 2012, which provides for certain purchase options and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to five additional ten-year terms.

(11)
Leased pursuant to an operating lease expiring March 31, 2017, which provides for a contingent earn-out and therefore is recorded as a lease financing obligation. In addition, the lease includes renewal options for up to two additional five-year terms.

(12)	Leased pursuant to an operating lease expiring February 28, 2017, with renewal options for up to two additional five-year terms.

(13)	Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten-year terms.

(14)	Leased pursuant to an operating lease expiring October 2017, with a seven-year renewal option. We also have an option to purchase the community at the expiration of the lease term.

(15)	Leased pursuant to a 14-year operating lease expiring February 2013. We also have an option to purchase the community at the expiration of the lease term.

(16)	Leased pursuant to a master operating lease expiring June 30, 2014, with renewal options for up to four additional ten-year terms.

(17)	Leased pursuant to a master operating lease expiring July 15, 2014, with renewal options for up to three additional ten-year terms.

(18)	Leased pursuant to an operating lease expiring August 25, 2018, with renewal options for up to two additional ten-year terms.

(19)	Leased pursuant to a seven-year operating lease expiring December 31, 2007, with two renewal options of 13 and ten years. The sale lease-back agreement also includes a right of first refusal.

(20)
Under consolidation rules required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), the balance sheet and operating results of Freedom Square, net of intercompany eliminations and minority interest, are included in our consolidated financial statements, as opposed to management service revenue and reimbursement expenses previously presented. Freedom Square is operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community’s owner. We have an option to purchase the community at a predetermined price and we guarantee the communities long-term debt.

(21)	Owned by a joint venture in which we own a 37.5% interest.

(22)	Owned by a joint venture in which we own a 50% interest.

(23)	Leased pursuant to an operating lease expiring April 1, 2012, with renewal options for up to three additional five-year terms. See Note 20 to consolidated financial statements.

(24)	Leased pursuant to a master operating lease expiring June 30, 2012, with renewal options for up to four additional ten-year terms.

(25)
Leased pursuant to an operating lease expiring October 31, 2017, which provides for a contingent earn-out and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional five-year terms.

(26)
Leased pursuant to a master operating lease expiring March 31, 2017, which provides for certain purchase options or contingent earn-outs and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional ten-year terms.

(27)
Our management agreements are generally for terms of five to ten years, but may be canceled by the owner of the community, without cause, on three to six months written notice. Pursuant to the management agreements, we are generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing reports, and other services for these communities at the owner’s expense and receive a monthly fee for our services based either on a contractually fixed amount or percentage of revenues or income plus reimbursement for certain expenses.

Item 3. Legal Proceedings

The ownership of property and provision of services related to the senior living industry entails an inherent risk of liability. Although we are engaged in routine litigation incidental to our business, there is no legal proceeding to which we are a party, which, in the opinion of our management, will have a material adverse effect upon our financial condition, results of operations, or liquidity. We carry liability insurance against certain types of claims that we believe meets industry standards. We believe that these liabilities have been adequately accrued for as of December 31, 2004. See “Business – Insurance.” There can be no assurance that we will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “ACR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE.

Year Ended December 31, 2004	High	Low

First Quarter	$6.12	$3.17
Second Quarter	5.64	4.27
Third Quarter	7.79	5.05
Fourth Quarter	12.25	6.65

Year Ended December 31, 2003	High	Low

First Quarter	$3.00	$1.50
Second Quarter	2.25	1.50
Third Quarter	3.40	1.96
Fourth Quarter	3.60	2.96

As of March 1, 2005, there were approximately 396 shareholders of record.

It is the current policy of our Board of Directors to retain all future earnings to reinvest in the business, repay debt obligations and for use as working capital. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of our Board of Directors and will depend on, among other things, our earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

We did not sell any securities during the year ended December 31, 2004 without registration under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included elsewhere in this report.(1)

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operating and Other Data:	(in thousands, except operating and per share data)
Communities (At end of period):
Retirement Centers	28	28	27	26	26
Free-standing ALs	33	33	33	32	18
Managed	5	4	5	7	19

Total communities	66	65	65	65	63
Unit capacity (At end of period):
Retirement Centers	8,866	8,876	8,530	7,981	8,015
Free-standing ALs	3,002	3,004	2,997	2,906	1,461
Managed	1,187	1,066	1,362	1,889	3,408

Total capacity	13,055	12,946	12,889	12,776	12,884
Occupancy rate (At end of period):
Retirement Centers	96%	95%	94%	94%	93%
Free-standing ALs	89%	83%	80%	63%	51%
Managed	96%	96%	91%	90%	84%

Occupancy rate	94%	92%	91%	86%	86%

Statement of Operations Data:
Revenues:
Retirement center revenues	$347,179	$312,723	$287,198	$254,039	$219,722
Free-standing AL revenues	96,264	83,584	69,661	29,217	8,442
Management and development services	1,882	1,522	1,138	2,631	5,309
Reimbursed expenses	2,284	2,148	2,112	4,909	5,301

Total revenues	447,609	399,977	360,109	290,796	238,774
Operating expenses:
Community operating expenses	300,797	280,808	263,864	205,257	160,346
Operating margin(2)	32%	29%	26%	28%	30%
General and administrative	28,671	25,410	26,721	29,297	19,420
Lease expense	61,244	47,664	72,265	35,367	18,267
Depreciation and amortization	31,148	26,867	24,079	22,171	19,130
Amortization of leasehold acquisition costs	2,917	2,421	11,183	1,980	455
Asset impairments	—	—	9,877	6,343	—
Reimbursed expenses	2,284	2,148	2,112	4,909	5,301

Total operating expenses	427,061	385,318	410,101	305,324	222,919

Operating income (loss)	20,548	14,659	(49,992)	(14,528)	15,855

Interest expense	31,477	53,570	48,855	40,268	38,454
Other (income) expense, net	(3,271)	(26,047)	(4,154)	(7,705)	(13,881)
Income tax expense (benefit)	2,421	2,661	487	(12,041)	(3,011)
Minority interest	2,406	1,789	(423)	(128)	139
Net loss	$(12,485)	$(17,314)	$(94,757)	$(34,922)	$(5,846)

Basic and dilutive loss per share	$(0.52)	$(0.95)	$(5.48)	$(2.03)	$(0.34)

Weighted average basic and dilutive
shares outstanding	23,798	18,278	17,294	17,206	17,086

	At December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,454	$17,192	$18,684	$20,335	$21,165
Restricted cash	50,134	43,601	42,305	82,395	84,091
Working capital (deficit)	14,864	8,603	14,611	(361,742)	18,176
Land, buildings and equipment, net	496,297	533,145	644,002	581,974	533,408
Total assets	745,991	774,283	900,113	912,199	858,507
Convertible debt	—	10,856	15,956	132,930	137,980
Long-term debt, capital lease and financing
obligations, including current portion	335,082	360,679	542,227	447,228	364,293
Refundable portion of entrance fees	79,148	72,980	69,875	57,217	56,768
Deferred entrance fee income	145,186	139,813	133,990	63,619	64,127
Deferred gain on sale lease-back transactions	98,876	92,596	27,622	13,055	16,122
Shareholders’ equity	3,355	807	12,907	107,548	141,957

(1)
Effective January 1, 2004, we changed our method of accounting for variable interest entities in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As a result, we have consolidated the results of a managed community (Freedom Square), and have restated all prior periods presented to conform to this presentation.

(2)
Operating margin is calculated by subtracting community operating expenses from community revenues (the sum of retirement center and free-standing assisted living community revenues), and dividing the result by the community revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The senior living industry is experiencing growth as a result of demographic changes and various other factors. According to census data, the over age 75 population in the United States is growing much faster than the general population. We have seen increasing demand for services at both our retirement centers and our free-standing assisted living communities during the past year, and expect that this demand will continue over the next several years. As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry. For example, general concerns regarding lower interest rates on savings and uncertainty of investment returns have impacted seniors during the past several years, as well as uncertainties related to world events such as the Iraqi war. On the other hand, the continuing strength of the home resale market in most areas of the country has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care in many cases. In addition, overall economic conditions and general consumer confidence can impact the senior living industry, since many adult children subsidize the cost for care of elderly parents, and share in decisions regarding their care.

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. The steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced much of the oversupply in many of our markets in 2002 and 2003. As a result, we were able to increase occupancy, increase rates and reduce promotional discounting for our free-standing assisted living communities during 2003 and 2004. Based on available industry data, we believe that new assisted living development in the near term will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

Our retirement center segment is a more mature segment of the industry, and has seen demand and price increases in recent years, with new unit capacity entering the market at sustainable levels. Management expects this growth in demand and selling rate increases to continue over the next several years. The average length of stay is much longer in our retirement centers, approximately five to seven years in the rental communities, and approximately ten to twelve years in the entrance fee communities. In addition, we believe that many of our retirement centers benefit from significant barriers to entry from competitors, including the significant cost and length of time to develop competitive communities, certificate of need requirements for nursing beds in certain states, the difficulty in finding acceptable development sites in the geographical areas in which our retirement centers are located, and the length of time and difficulty in developing strong competitive reputations.

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

Our most significant expenses are:

•
Community operating expenses  – Labor and labor related expenses for community associates represent approximately 63% of this line item. Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance.

•
General and administrative  – Labor costs also represent the largest component for this category, comprising the home office and regional staff supporting community operations. Other significant items are liability reserve accruals and related costs, travel, and legal and professional service costs. In response to higher liability insurance costs and deductibles in recent years, and the inherent liability risk in providing personal and health-related services to seniors, we have significantly increased our staff and resources involved in quality assurance, compliance and risk management.

•
Lease expense  – Our lease expense has grown significantly over the past several years, as a result of the large number of sale-leaseback transactions completed in connection with various financing transactions. Our lease expense includes the rent expense for all operating leases, including an accrual for lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes), and is reduced by the amortization of deferred gains on previous sale-leaseback transactions.

•
Depreciation and amortization expense  – We incur significant depreciation expense on our fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

•	Interest expense – Our interest expense is comprised of interest on our outstanding debt, capital lease and financing obligations.

Results of Operations

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

On July 15, 2004, we completed a multi-property sale-leaseback transaction with Health Care Property Investors, Inc., or HCPI. In the transaction, we sold a substantial majority of our interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in the real estate holding companies that own those three communities. We also sold to HCPI all of our interest in the real property and improvements underlying one of our other retirement centers. We continue to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance (including accrued interest) of our 19.5% mezzanine loan with HCPI. See Note 9 to our consolidated financial statements.

The July 2004 master lease has been accounted for as an operating lease for one of the retirement centers and as capital lease financing obligations with respect to the other three communities as a result of the lease structure, as well as our continuing 10% ownership interest and other factors. With an operating lease, lease payments (and accruals for lease escalators) are shown as lease expense. With capital lease financing obligations, the related leased assets are recorded on our balance sheet, and the capital lease financing obligation is shown as a component of long-term debt. The capital lease financing treatment impacts our income statement in several ways, including the depreciation of the leased asset (generally fully depreciated over the initial lease term), and a portion of each lease payment is considered to be interest expense (with the balance of each lease payment being considered repayment of the capital lease financing obligation included in long-term debt). Because of the capital lease financing treatment for these three communities, the amount of debt depicted on our balance sheet remained approximately the same following the transaction.

The July 2004 transaction resulted in a net decrease of $0.1 million of our debt as a result of:

•	The repayment of the remaining $82.6 million balance of the mezzanine loan, including $4.7 million of accrued interest.

•	The repayment of $18.9 million of mortgage debt.

•
A $24.8 million reduction in consolidated mortgage debt on our balance sheet. This debt was retained by the real estate holding companies, and the lease payments to these holding companies include a pass through of the periodic principal and interest costs of this debt. Our existing guarantee with respect to $16.8 million of that debt was unchanged and remains in place.

•
A new capital lease financing obligation for the three leases in the amount of $120.5 million, which is included in long-term debt. These lease obligations are being amortized over the initial ten-year lease term.

•	A new mortgage loan in the amount of $5.7 million.

For the community with the operating lease treatment, we realized a gain of approximately $16.3 million, which was deferred and is being amortized over the initial ten-year lease term. No gain or loss was recognized for the three communities with capital lease financing treatment.

The July 2004 transaction positively impacted our pre-tax income by approximately $3.0 million per quarter (approximately $12.0 million per year) beginning with the third quarter of 2004, which is comprised of the following elements:

•
We generated interest savings of approximately $4.5 million per quarter (approximately $18.0 million per year) reflecting significantly reduced cost of debt resulting from the complete repayment of the mezzanine loan and the reduction of first mortgage debt, offset by the interest expense portion of the payments on the three new capital lease financing obligations.

•
Our 10% interest in the real estate holding companies that own the three communities is accounted for using the cost method. Minority interest expense, which prior to the transaction included HCPI’s 9.8% interest in the subject communities, was reduced. The net impact of these two items is expected to be a positive increase in pre-tax income of approximately $0.5 million per quarter (approximately $2.0 million per year).

•	Lease-related expenses increased approximately $2.0 million per quarter (approximately $8.0 million per year), which includes:

o	Lease expense (on the operating lease) of $0.7 million per quarter, which is partially offset by the amortization of the $16.3 million of deferred gain of $0.4 million per quarter.

o	Increased depreciation of $1.7 million per quarter on the assets of the three capital lease financing communities due to the decrease in depreciable life.
22

In addition, as a result of the July 2004 transaction, during the third quarter of 2004, we recorded charges of approximately $7.0 million, which included:

•	The write-off of $3.3 million of unamortized financing costs (in interest expense) relating to the early prepayment of the mezzanine loan and the other debt repaid in the transaction.

•	General and administrative expense of approximately $1.2 million reflecting transaction related costs.

•	A current tax expense of approximately $2.5 million related to the taxable gain, after full utilization of our operating losses, on the sale of our interest in the four communities.

Historic Highlights

•
Prior to the late 1990s, we exclusively owned and operated retirement centers. Our expansion into the assisted living market during the late 1990s (with most of our free-standing assisted living communities opening during 1999 and 2000) resulted in large amounts of new debt and capital lease financing. While the assisted living market grew rapidly during this period, an oversupply of new units caused slower than anticipated fill up times for these communities, at lower than anticipated prices. Consequently, many of our free-standing assisted living communities incurred large start-up losses beginning in 2000, and took longer than anticipated to reach stabilized occupancy levels. Twenty-one of our 33 free-standing assisted living communities had occupancy rates of 90% or better at December 31, 2004. The free-standing assisted living segment produced a positive community operating contribution for 2002, and greatly increased operating contribution during 2003 and 2004. We expect this trend to continue.

•
During 2002, we had over $370 million of current debt maturities (largely associated with the development and financing of our free-standing assisted living communities) which were maturing at a time when the free-standing assisted living communities were still filling up and producing weak operating results. In addition, the assisted living industry in general, was in a weakened financial condition. As a result, our access to mortgage refinancings and other capital sources during this period was limited.

•
In order to address our 2002 maturities, we successfully completed a refinancing plan that included mortgage refinancings, a series of sale-leaseback transactions (predominately on assisted living properties then in fill up stage), an exchange offer for our maturing convertible debentures and the 19.5% mezzanine loan. As a result of these transactions, we addressed our maturing obligations, but we remained highly leveraged with a substantial amount of debt and lease obligations, including the high cost mezzanine debt. Many of these financing transactions resulted in large gains or losses. While the losses immediately reduced our reported equity, the gains were largely deferred. At December 31, 2004, $98.9 million of gains on various sale-leaseback transactions are deferred and are being recognized over the terms of the subject leases.

•
During 2003 and 2004, our operating results improved significantly. Our retirement centers maintained and increased their high occupancy rates, and increased average revenue per unit per month. Our free-standing assisted living segment continued its fill up, ending 2004 at 89% occupancy, and significantly increasing revenue per unit per month.

•
As a result, we were able to complete several refinancing transactions during 2003 and 2004 that completely repaid the high cost mezzanine debt over three years early, and significantly reduced our interest and debt service costs.

•
During January 2005, we completed a secondary equity offering of 5,175,000 common shares, resulting in approximately $50.3 million of net proceeds to us. We used $22.9 million these proceeds to further reduce certain high cost debt, to acquire a retirement center, and to acquire an assisted living community. See “Business – Recent Developments.” We will use the remaining proceeds to acquire certain leased real estate at our communities, and for upcoming expansion and development activity at our communities or for working capital.

Highlights of Operating Results

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
Our statements of operations for the three and twelve months ended December 31, 2004 show significant improvement versus prior year. Excluding the $7.0 million of charges relating to the July 15, 2004 transaction, net losses for the twelve months ended December 31, 2004 and 2003 were $5.5 million and $17.3 million, respectively. Our statements of operations for the three months ended December 31, 2004 reflected $1.8 million of net income.

•
In order to increase net income, we are focusing primarily on improving results in our free-standing assisted living and retirement center segments, while controlling our general and administrative costs and reducing our debt service costs. We plan to increase occupancy in our free-standing assisted living community segment and increase revenue per unit, while controlling our operating costs. We also intend to increase ancillary services and revenue per unit in our retirement center segment, increase occupancy at selected communities, and control our operating costs, including labor, insurance and liability related costs.

•
We are focusing on increasing our free-standing assisted living community operating contribution further primarily by increasing occupancy above the current 89% level, and by increasing revenue per unit through price increases, ancillary services, and the “mark-to-market” effect of turnover of units that are at lower rates. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents, turnover typically results in significantly increased monthly fees for the new resident. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 89% should produce high incremental community operating contribution margins for this segment. The risks to improving occupancy in our free-standing assisted living community portfolio are increases in move outs in any period (due to health or other reasons), maintaining high quality and service levels, and the development of new unit capacity or renewed price discounting by competitors in our markets, which could make it more difficult to fill vacant units and which could result in lower revenue per unit.

•
Our free-standing assisted living communities increased revenue and community operating contribution during 2004, primarily as a result of a 8.6% increase in revenue per unit, as well as an increase in ending occupancy from 83% as of December 31, 2003, to 89% as of December 31, 2004.

•
The increased revenue per unit in our free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, our residency agreements provide for annual rate increases. The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•
Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 74% for the year ended December 31, 2004 versus the twelve months ended December 31, 2003.

•	Our free-standing assisted living community operating contribution per unit per month increased 48% during 2004, to $885 per unit per month.

•
We are also focused on increasing the revenues and operating contribution of our retirement centers. Revenue per unit increases at our retirement centers resulted primarily from increases in selling rates, increased therapy and ancillary service billings, as well as annual billing rate increases to existing residents (typically 2% to 4% under most resident agreements). In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in significantly increased monthly fees for the new resident. This “mark-to-market” increase is generally more significant in entrance fee communities due to much longer average length of stay (ten or more years).

24

•
Retirement center community operating contribution increased significantly over the prior year quarter, primarily as a result of increased revenue per unit and occupancy increases. Revenues were up 11.0% for the year ended December 31, 2004 versus the prior year, and community operating expenses were up 7.8%, resulting in operating margins increasing from 31.6% to 33.6% for our largest segment.

•	Our retirement center operating contribution per unit per month increased 14% during 2004, to $1,157 per unit per month.

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at December 31, 2004, 2003 and 2002.

	Number of Communities / Total Ending Capacity December 31,			Ending Occupancy % / Ending Occupied Units December 31,			Average Occupancy% / Average Occupied Units Year ended December 31,

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Retirement Centers	28	28	27	96%	95%	94%	95%	94%	93%
	8,866	8,876	8,530	8,482	8,397	8,030	8,398	8,118	7,806

Free-standing ALs	33	33	33	89%	83%	80%	86%	81%	73%
	3,002	3,004	2,997	2,664	2,483	2,395	2,582	2,434	2,171

Management Services	5	4	5	96%	96%	91%	94%	93%	88%
	1,187	1,066	1,362	1,137	1,027	1,233	1,093	1,152	1,393

Total	66	65	65	94%	92%	91%	93%	91%	88%
	13,055	12,946	12,889	12,283	11,907	11,658	12,073	11,704	11,370

We measure the performance of our three business segments, in part, based upon the operating contribution produced by these business segments. We compute operating contribution by deducting the operating expenses associated with a segment from the revenues produced by that segment. The following table sets forth certain selected financial and operating data on an operating segment basis(1) (dollars in thousands, except for per unit amounts).

	Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	Change	%	Change	%

Revenues:
Retirement Centers	$347,179	$312,723	$287,198	$34,456	11.0%	$25,525	8.9%
Free-standing ALs	96,264	83,584	69,661	12,680	15.2%	13,923	20.0%
Management Services	4,166	3,670	3,250	496	13.5%	420	12.9%

Total revenue	$447,609	$399,977	$360,109	$47,632	11.9%	$39,868	11.1%

Retirement Centers
Ending occupied units	8,482	8,397	8,030	85	1.0%	367	4.6%
Ending occupancy %	96%	95%	94%	1%		1%
Average occupied units	8,398	8,118	7,806	280	3.4%	312	4.0%
Average occupancy %	95%	94%	93%	1%		1%
Revenue per occupied unit (per month)	$3,445	$3,210	$3,066	$235	7.3%	$144	4.7%
Operating contribution per unit (per month)	1,157	1,015	930	142	14.0%	85	9.1%

Resident and healthcare revenue	347,179	312,723	287,198	34,456	11.0%	25,525	8.9%
Community operating expense	230,590	213,886	200,103	16,704	7.8%	13,783	6.9%

Community operating contribution (2)	116,589	98,837	87,095	17,752	18.0%	11,742	13.5%

Operating contribution margin (3)	33.6%	31.6%	30.3%	2.0%	6.3%	1.3%	4.2%

Free-standing ALs
Ending occupied units (4)	2,533	2,368	2,271	165	7.0%	97	4.3%
Ending occupancy % (4)	89%	83%	80%	6%		3%
Average occupied units (4)	2,453	2,314	2,055	139	6.0%	259	12.6%
Average occupancy % (4)	86%	82%	73%	4%		9%
Revenue per occupied unit (per month)	$3,270	$3,010	$2,825	$260	8.6%	$185	6.6%
Operating contribution per unit (per month)	885	600	239	285	47.5%	361	150.8%

Resident and healthcare revenue	96,264	83,584	69,661	12,680	15.2%	13,923	20.0%
Community operating expense	70,207	66,922	63,761	3,285	4.9%	3,161	5.0%

Community operating contribution (2)	26,057	16,662	5,900	9,395	56.4%	10,762	182.4%

Operating contribution margin (3)	27.1%	19.9%	8.5%	7.2%	36.1%	11.5%	135.4%

Management services operating contribution	$1,882	$1,522	$1,138	$360	23.7%	$384	33.7%

Total segment operating contributions	144,528	117,021	94,133	27,507	23.5%	22,888	24.3%
As a % of total revenue	32.3%	29.3%	26.1%	3.0%	10.4%	3.1%	11.9%

General and administrative	$28,671	$25,410	$26,721	$3,261	12.8%	$(1,311)	(4.9%)
Lease expense	61,244	47,664	72,265	13,580	28.5%	(24,601)	(34.0%)
Depreciation and amortization	31,148	26,867	24,079	4,281	15.9%	2,788	11.6%
Amortization of leasehold costs	2,917	2,421	11,183	496	20.5%	(8,762)	(78.4%)
Asset impairment	—	—	9,877	—	—	(9,877)	(100.	0%)

Operating income (loss)	$20,548	$14,659	$(49,992)	$5,889	40.2%	$64,651	129.3%

(1)	Selected financial and operating data does not include any inter-segment transations or allocated costs.

(2)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(3)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

(4)

Excludes two free-standing assisted living communities we own through joint ventures. These joint ventures are not included in the consolidated free-standing assisted living segment results since we do not own a majority interest. The net results of these joint ventures are accounted for using the equity method and are included in Other income (expense) in the consolidated statement of operations. See note 8 to the consolidated financial statements.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Retirement Centers

Revenue - Retirement center revenues were $347.2 million for the year ended December 31, 2004, compared to $312.7 million for the year ended December 31, 2003, an increase of $34.5 million, or 11.0%, which was comprised of:

•
$6.1 million from increased occupancy due to the August 2003 lease of two previously managed communities, which increased revenues by $12.5 million, offset by a $6.4 million decrease in revenues resulting from the September 2003 sale-manageback of a previously owned retirement center. We increased average occupancy in retirement centers by 280 units when comparing December 31, 2004 with December 31, 2003. The 280 unit increase includes the partial year impact of converting the two previously managed retirement centers to a lease during August 2003, which was offset by a decrease resulting from the sale-manageback of a retirement center during September 2003.

•
$4.0 million from other increases in occupancy. Occupancy of the retirement center segment at December 31, 2004 was 96%. Any occupancy gains above this level should produce significant incremental operating contributions. We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels for our retirement centers.

•	$24.4 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including an $8.6 million increase in therapy services and a $2.0 million increase in entrance fee income). Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy services, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents. We expect that selling rates to new residents will generally continue to increase during 2005, absent an adverse change in market conditions.

Community operating expenses - Retirement center community operating expenses were $230.6 million for the year ended December 31, 2004, compared to $213.9 million for the year ended December 31, 2003, an increase of $16.7 million, or 7.8%, which was comprised of:

•	$3.8 million increase due to the August 2003 lease of two previously managed communities, which increased expenses by $7.1 million, offset by the September 2003 sale-manageback of a previously owned retirement center, which decreased expenses $3.3 million.

•	$10.2 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $3.1 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$2.7 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution - Retirement center operating contribution was $116.6 million for the year ended December 31, 2004, compared to $98.8 million for the year ended December 31, 2003, an increase of $17.8 million, or 18.0%.

•	The operating contribution margin increased from 31.6% at December 31, 2003 to 33.6% at December 31, 2004, an increase of 2.0 percentage points.

•	The increased operating contribution margin in 2004 primarily relates to continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs.
27

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $96.3 million for the year ended December 31, 2004, compared to $83.6 million for the year ended December 31, 2003, an increase of $12.7 million, or 15.2%, which was comprised of:

•	$8.6 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $1.9 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•	$4.1 million from increased occupancy. Occupancy increased from 83% at December 31, 2003 to 89% at December 31, 2004, an increase of 6 percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $70.2 million for the year ended December 31, 2004, compared to $66.9 million for the year ended December 31, 2003, an increase of $3.3 million or 4.9%, which was comprised of:

•	$3.2 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $1.2 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 89%, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•	$0.1 million of other net cost increases. This includes increased community overhead costs, food costs and various other cost increases.

Community operating contribution - Free-standing assisted living community operating contribution was $26.1 million for the year ended December 31, 2004, compared to $16.7 million for the year ended December 31, 2003, an increase of $9.4 million, or 56.4%.

•	For the year ended December 31, 2004 and 2003, respectively, the operating contribution margin increased from 19.9% to 27.1%, an increase of 7.2 percentage points.

•	The increased margin primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 74% for the year ended December 31, 2004 versus December 31, 2003.

•	We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.
28

Management Services.

Management services revenues and operating contribution were $1.9 million for the year ended December 31, 2004, compared to $1.5 million for the year ended December 31, 2003, an increase of $0.4 million, or 23.7%. The increase results from the September 2003 sale-manageback of a previously owned retirement center. During the year ended December 31, 2004, we consolidated a managed community (Freedom Square) in accordance with new accounting literature and have restated all prior periods presented to conform to this presentation.

General and Administrative.  General and administrative expense was $28.7 million for the year ended December 31, 2004, compared to $25.4 million for the year ended December 31, 2003, an increase of $3.3 million, or 12.8%.

•	Overall costs related to our insurance coverages, including claim reserves for general and professional liability, increased $1.5 million during the year ended December 31, 2004 compared to the year ended December 31, 2003.

•	Additional general and administrative costs were incurred during 2004. Increased audit and consulting costs related to compliance with Sarbanes-Oxley during 2004 amounted to approximately $0.9 million during the year. The year ended December 31, 2004 also included $0.4 million of costs associated with a restricted stock grant to certain of our executive officers.

•	Approximately $1.2 million of the increase was the result of costs incurred in conjunction with the July 2004 sale-leaseback transaction, offset by approximately $0.8 million of costs incurred during the year ended December 31, 2003 related to the 2003 sale-leaseback transactions.

•	General and administrative expense as a percentage of total consolidated revenues was 6.4% for the years ended December 31, 2004 and 2003.

•	We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.8% and 5.7% for the year ended December 31, 2004 and 2003, respectively, calculated as follows:

	Year Ended December 31,

	2004	2003

Total consolidated revenues	$447,609	$399,977
Revenues of unconsolidated managed communities	51,997	48,808
Less management fees	1,882	1,522

Total combined revenue	$497,724	$447,263

Total general and administrative expense	$28,671	$25,410

General and administrative expense as a % of total
consolidated revenues	6.4%	6.4%

General and administrative expense as a %
of total combined revenue	5.8%	5.7%

Lease Expense. Lease expense was $61.2 million for the year ended December 31, 2004, compared to $47.7 million for the year ended December 31, 2003, an increase of $13.5 million, or 28.5%.

•
As a result of sale-leaseback transactions completed in 2004, a retirement center is currently operated pursuant to operating leases (previously owned), and two retirement centers are currently capital lease financing obligations (previously owned). Lease expense increased $12.8 million as a result of these transactions. These increases were offset by approximately $7.4 million of increased amortization of deferred gain on sale.

•
As a result of the sale-leaseback transactions completed in 2003 (in which five owned or managed retirement centers became leased properties), lease expense in 2004 increased by $9.3 million, when compared to 2003.

29

•	As a result of the sale manage-back transaction completed in 2003 (in which a leased a retirement center became managed), lease expense in 2004 decreased by $2.8 million when compared to 2003.

•
Net lease expense for the year ended December 31, 2004 was $61.2 million, which includes current lease payments of $65.0 million, plus straight-line accruals for future lease escalators of $7.1 million, net of the amortization of the deferred gain from prior sale-leasebacks of $10.9 million.

•
As a result of the expiration of contingent earn-outs included in lease agreements for two free-standing assisted living communities, these leases are accounted for as operating leases as of December 31, 2004 (versus capital lease financing obligation treatment for these leases in prior periods). Lease expense for the two free-standing assisted living communities is expected to be approximately $0.4 million a quarter.

•
As of December 31, 2004, we had operating leases for 35 of our communities, including 19 retirement centers and 16 free-standing assisted living communities. Our lease expense, including the two free-standing assisted living communities added during the fourth quarter, is expected to approximate $16.0 million per quarter, absent any subsequent refinancing or transactional activity

Depreciation and Amortization.  Depreciation and amortization expense was $31.1 million for the year ended December 31, 2004, compared to $26.8 million for the year ended December 31, 2003, an increase of $4.3 million, or 15.9%. Approximately $4.2 million of the increase was related to the July 2004 transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and one free-standing assisted living community. In addition, depreciation expense increased $1.0 million related to 2004 and 2003 depreciation on assets previously held-for-sale. These increases are offset by $2.9 million decrease of depreciation expense related to the 2003 sale lease-back of three retirement centers and the sale of an additional retirement center. Depreciation expense for the quarter ended December 31, 2004 was $9.2 million and is expected to remain at approximately that amount per quarter, absent any subsequent refinancing or transactional activity.

Amortization of Leasehold Acquisition Costs.  Amortization of leasehold acquisition costs was $2.9 million for the year ended December 31, 2004, compared to $2.4 million for the year ended December 31, 2003, an increase of $0.5 million or 20.5%. This increase was related to the August 2003 lease of two retirement centers that we previously managed, which increased leasehold acquisition costs by $12.8 million, adjusted by a $0.9 million reduction in prior leasehold acquisition costs, for a net increase of $11.9 million.

Interest Expense.    Interest expense was $31.5 million for the year ended December 31, 2004, compared to our $53.6 million for the year ended December 31, 2003, a decrease of $22.1 million, or 41.2%. This decrease was primarily the result of:

•
In connection with the sale-leaseback transactions completed in July 2004, we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the year ended December 31, 2004 interest expense compared to the year ended December 31, 2003 interest expense by approximately $13.7 million. This decrease was offset by the write-off of $3.3 million of unamortized financing costs relating to the early prepayment of the debt repaid in the transaction.

•
As a result of the sale-leaseback transactions completed in September 2003, we repaid $112.8 million of first mortgage debt, and $51.8 million of the mezzanine loan. Interest expense for the year ended December 31, 2003 was $53.6 million. This amount includes $11.0 million of interest expense on debt repaid or refinanced during 2003.

•
Interest expense is expected to approximate a quarterly amount of $4.4 million, before the impact of our January 2005 equity offering or any subsequent refinancing or transactional activity, or an increase in the interest rates of our variable rate debt.

30

Other Income (Expense). Interest income was $2.8 million for the year ended December 31, 2004, compared to $2.8 million for the year ended December 31, 2003. Interest income may vary from these amounts in the future based on cash and restricted cash balances, as well as changes in interest rates. Gain on the sale of assets for the year ended December 31, 2003 was $23.2 million. This gain resulted from the sale-manageback of a retirement center in September 2003.

Income Taxes.   The provision for income taxes was an expense of $2.4 million for the year ended December 31, 2004, and $2.7 million for the year ended December 31, 2003. These taxes are largely the result of tax on gains recognized in connection with the July 2004 and September 2003 sale and sale-leaseback transactions. We have a valuation allowance against deferred tax assets of approximately $67.1 million as of December 31, 2004, which increased by approximately $10.6 million during calendar year 2004. As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized. If we continue to improve our reported and expected results, we expect that we will meet the “more likely than not” recoverability criteria in the future. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $67.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $2.4 million and $1.8 million for the year ended December 31, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature (see Note 9 to our consolidated financial statements). A $0.9 million reduction in minority interest was attributable to the July 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those three communities). Offsetting this decrease is an increase of $1.5 million, which was attributable to increased entrance fee sales for the year ended December 31, 2004 versus December 31, 2003 at Freedom Square.

Net Loss. We experienced a net loss of $12.5 million, or $0.52 loss per diluted share, for the year ended December 31, 2004, compared to a net loss of $17.3 million, or $0.95 loss per diluted share, for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

The highlights of our 2003 results of operations were as follows:

•
Our free-standing assisted living communities increased revenue and community operating contribution, primarily as a result of a 6.6% increase in revenue per unit, as well as an increase in occupancy from 80% to 83% during the period from December 2002 to December 2003.

•
The increased revenue per unit in free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, current resident agreements contain annual rate increases (typically 2% to 4%). The increased amount of ancillary services including therapy services, has also contributed to the increased revenue per unit.

•	The free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 77% for 2003 versus 2002.

•
Retirement center community operating contribution increased significantly over the prior year, primarily as a result of increased revenue per unit and occupancy increases. Revenues were up 8.9% in 2003 versus the prior year, community operating expenses were up 6.9%, resulting in operating margins increasing from 30.3% to 31.6%, for our largest segment.

31

•
In September 2003, we completed a refinancing transaction that resulted in the repayment of approximately 40% of our mezzanine loan, reducing the balance at December 31, 2003 to $77.9 million. As a result, we replaced a portion of the mezzanine loan with lower cost, longer term leases, reducing our overall cost of capital and partially addressing 2007 debt maturities.

•
While our 2003 income statement showed significant improvement in operating income versus the prior year, we continued to incur high costs related to interest and lease obligations, and incurred a net loss of $17.3 million, despite $23.2 million of gains on the sale of certain properties.

•	During the fourth quarter of 2003 we reported a net loss of $6.7 million, which was not affected by significant deferred gains on the sale of properties.

Retirement Centers

Revenue - Retirement center revenues were $312.7 million for the year ended December 31, 2003, compared to $287.2 million for the year ended December 31, 2002, an increase of $25.5 million, or 8.9%, which was comprised of:

•
$17.9 million from increased revenue per occupied unit. This increase was made up primarily of selling rate increases and increased ancillary services provided to residents (including a $6.6 million increase in therapy services). Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy, the mark-to-market effect from turnover of residents (reselling these units at higher current selling rates) and annual increases in monthly service fees from existing residents.

•
$10.2 million from increased occupancy. The year to year increase in average occupancy was 312 units. This included the partial year impact of converting two communities, which were previously managed, to a lease during August 2003, and the change of a community from owned to managed during September 2003. Occupancy of the segment at December 31, 2003 was 95%.

•	($2.6) million of other net decreases, which was primarily a $1.1 million decrease from divestitures of certain home health agencies, as well as other decreases.

Community operating expenses – Retirement center community operating expenses were $213.9 million for the year ended December 31, 2003, compared to $200.1 million for the year ended December 31, 2002, an increase of $13.8 million, or 6.9%, which was comprised of:

•
$7.4 million of labor and related costs. This increase was primarily a result of wage rate increases for associates, as well as approximately 600 additional associates, and the additional staffing costs of approximately $1.9 million supporting the growth of the therapy services programs.

•	$1.1 million of increased marketing costs. This increase was a result of expansions at three communities, and additional marketing staff and other expenditures at selected communities.

•	$1.2 million of increased utility costs, including significant increases incurred at various communities in Texas.

•	$4.1 million of other year to year cost increases. This includes increases in insurance, food, property taxes, and other property related costs.

Community operating contribution – Retirement center operating contribution was $98.8 million for the year ended December 31, 2003, compared to $87.1 million for the year ended December 31, 2002, an increase of $11.7 million, or 13.5%.

32

•
The operating contribution margin increased from 30.3% in 2002, to 31.6% in 2003, an increase of 1.3 percentage points. The 2001 margin of 32.0% decreased during 2002 primarily as a result of larger increases in labor and employee benefit costs, as well as increased insurance and liability related costs.

•
The increased margin in 2003 primarily relates to continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $83.6 million for the year ended December 31, 2003, compared to $69.7 million for the year ended December 31, 2002, an increase of $13.9 million, or 20.0%, which was comprised of:

•
$5.5 million from increased revenue per occupied unit. This increase included the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling these units at higher current rates), and includes $1.9 million related to increased revenues from therapy services.

•	$8.4 million from increased occupancy. Occupancy increased from 80% at December 31, 2002 to 83% at December 31, 2003, an increase of 3%.

•	These amounts are net of the revenue and occupancy for two free-standing assisted living communities owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $66.9 million for the year ended December 31, 2003, compared to $63.8 million for the year ended December 31, 2002, an increase of $3.1 million or 5.0%, which was comprised of:

•
$3.6 million of labor and labor related costs. This increase was primarily a result of wage rate increases for associates and additional staffing costs of approximately $1.2 million supporting the growth of the therapy services programs.

•	$0.7 million of food costs, primarily as a result of increased occupancy.

•	($1.2) million of other net cost decreases. This includes decreased marketing expenses (as certain communities reach stabilized occupancy levels), and various other cost decreases.

Community operating contribution – Free-standing assisted living operating contribution was $16.7 million for the year ended December 31, 2003, compared to $5.9 million for the year ended December 31, 2002, an increase of $10.8 million, or 182.4%.

•	The operating contribution margin increased from 8.5% in 2002, to 19.9% in 2003, an increase of 11.5 percentage points.

•
The increased margin in 2003 primarily related to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 77% for 2003 versus 2002.

Management Services

Management services revenues and operating contribution were $1.5 million for the year ended December 31, 2003, compared to $1.1 million for the year ended December 31, 2002, an increase of $384,000, or 33.7%. The increase was primarily related to various improved operating results at several managed communities.

General and Administrative.  General and administrative expense was $25.4 million for the year ended December 31, 2003, compared to $26.7 million for the year ended December 31, 2002, a decrease of $1.3 million, or 4.9%.

•
This decrease was related to lower consulting and legal costs versus costs incurred during 2002 related to consummation of the 2002 refinancing transactions, offset by higher administrative costs resulting from expanded compliance and regulatory requirements.

•	Our accruals for costs under the self-insured medical plan were reduced in 2003 versus 2002, which was partially offset by increased accruals for liability and workers compensation claims.

•	General and administrative expense as a percentage of total consolidated revenues decreased to 6.4% for 2003 from 7.4% for 2002, a decrease of 1.0 percentage points.

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

	Year ended December 31,

	2003	2002

Total consolidated revenues	$399,977	$360,109
Revenues of unconsolidated managed communities	48,808	53,617

Less management fees	(1,522)	(1,138)

Total combined revenue	$447,263	$412,588

Total general and administrative expense	$25,410	$26,721

General and administrative expense as a %
of total consolidated revenues	6.4%	7.4%

General and administrative expense as a %
of total combined revenue	5.7%	6.5%

Lease Expense. Lease expense was $47.7 million for the year ended December 31, 2003, compared to $72.3 million for the year ended December 31, 2002, a decrease of $24.6 million or 34%.

•
This decrease was primarily attributable to the additional lease expense of $30.8 million recorded during the year ended December 31, 2002, related to residual value guarantees for the termination of certain synthetic leases on various communities. As of December 31, 2002, we no longer operated any of our communities under synthetic lease structures.

•	Excluding the synthetic lease expense, lease expense increased $6.2 million as a result of certain sale-leaseback transactions completed in 2003 and 2002.

•	As a result of the sale-leaseback transactions completed in September 2003, three additional retirement centers were leased (versus owned) properties.

•
Net lease expense for the fourth quarter of 2003 was $15.1 million, which includes current lease payments of $16.4 million, plus accruals for future lease escalators of $1.2 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.5 million.

•	As of December 31, 2003, we had operating leases for 33 of our communities, including 18 retirement centers and 15 free-standing assisted living communities.

Depreciation and Amortization.  Depreciation and amortization expense was $26.9 million for the year ended December 31, 2003, compared to $24.1 million for the year ended December 31, 2002, an increase of $2.8 million, or 11.6%. The increase was primarily related to increased depreciable assets during the second half of 2002 mainly due to the addition of assets from leasehold acquisitions, offset by the $92.0 million reduction in depreciable assets from the September 23, 2003 transactions.

Amortization of Leasehold Acquisition Costs.  Amortization of leasehold acquisition costs was $2.4 million for the year ended December 31, 2003, compared to $11.2 million for the year ended December 31, 2002, a decrease of $8.8 million. The 2002 amortization costs included $8.8 million of accelerated amortization of leasehold acquisition costs related to the termination of synthetic leases.

Interest Expense. Interest expense was $53.6 million for the year ended December 31, 2003, compared to $48.9 million for the year ended December 31, 2002, an increase of $4.7 million, or 9.7%.

•	This increase was primarily attributable to higher average cost of debt as a result of various refinancing transactions completed during 2002.

•	These amounts include the deferred interest on the HCPI mezzanine loan. This mezzanine loan impacts all of 2003, but only the fourth quarter of 2002.

•	As a result of the transactions completed in September 2003, we repaid $112.8 million of first mortgage debt, and $51.8 million of the mezzanine loan.

•	At December 31, 2003, the mezzanine loan balance was $77.9 million.

Other Income (Expense).

•	Gain of the sale of assets for the year ended December 31, 2003 was $23.2 million. This gain resulted primarily from the sale of a retirement center during September 2003.

•
Interest income was $2.8 million for the year ended December 31, 2003, compared to $4.5 million for the year ended December 31, 2002, a decrease of $1.7 million, or 38%. The decrease in interest income was primarily attributable to reduced amounts of certificates of deposit and notes receivable balances associated with certain terminated leasing transactions, as well as lower interest rates.

Income Taxes.   The provision for income taxes was an expense of $2.7 million for the year ended December 31, 2003, and $487,000 for the year ended December 31, 2002, an increase of $2.2 million. These taxes were largely the result of gains recognized with the September 2003 sale and sale lease-back transactions. We recorded a valuation allowance against federal and state net operating loss carryovers as well as other deferred tax assets.

Minority Interest in Earning on Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings on consolidated subsidiaries, net of tax, was $1.8 million for the year ended December 31, 2003, compared to $0.4 million of losses for the year ended December 31, 2002. These amounts were attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square managed community.

Net Loss. We experienced a net loss of $17.3 million, or $.95 loss per diluted share for the year ended December 31, 2003, compared to a net loss of $94.8 million, or $5.48 loss per diluted share, for the year ended December 31, 2002. The 2003 net loss is net of a gain on sale of assets of $23.2 million. The 2002 net loss includes the impact of various charges related to the completion of the 2002 Refinancing Plan.

Quarterly Results

The following table presents certain quarterly operating results for each of our last eight fiscal quarters, derived from our unaudited financial statements. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2004 Quarter Ended				Year Ended Dec 31, 2004

	Mar 31	June 30	Sept 30(1)	Dec 31

	(dollar amounts in thousands, except share data)
Statements of Operations Data:
Total revenues	$109,143	$110,149	$112,049	$116,268	$447,609
Net income (loss)	(4,800)	(2,546)	(6,944)	1,805	(12,485)

Income (loss) per share:
Basic	($ 0.23)	($ 0.10)	($ 0.28)	$0.07	($ 0.52)
Weighted average basic shares
outstanding	21,258	24,290	24,665	24,977	23,798
Diluted	($ 0.23)	($ 0.10)	($ 0.28)	$0.07	($ 0.52)
Weighted average diluted shares
outstanding	21,258	24,290	24,665	26,606	23,798
35

	2003 Quarter Ended				Year Ended Dec 31, 2003

	Mar 31	June 30	Sept 30(2)	Dec 31

	(dollar amounts in thousands, except share data)
Statements of Operations Data:
Total revenues	$96,446	$98,374	$101,401	$103,756	$399,977
Net income (loss)	(10,970)	(9,484)	9,880	(6,740)	(17,314)

Income (loss) per share:
Basic	($ 0.63)	($ 0.53)	$0.53	($ 0.36)	($ 0.95)
Weighted average basic shares
outstanding	17,343	18,051	18,739	18,962	18,278
Diluted	($ 0.63)	($ 0.53)	$0.41	($ 0.36)	($ 0.95)
Weighted average diluted shares
outstanding	17,343	18,051	24,578	18,962	18,278

(1)
During the quarter ended September 30, 2004, we recorded a write-off of $3.3 million of unamortized financing costs (in interest expense) relating to the early prepayment of debt. See Note 9 to our consolidated financial statements.

(2)	During the quarter ended September 30, 2003, we recorded $23.2 million of gain on sale related to the sale of a retirement center. See Note 9 to our consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, the proceeds from the sale of entrance fees, and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with 14.9% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due upon termination of entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We have substantial payment commitments on our outstanding debt, capital lease and lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
We have total debt of $335.1 million at December 31, 2004. We also guaranty $18.5 million of third party senior debt in connection with a retirement center and a free-standing assisted living community that we operate.

•
Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $26.8 million, including payments of $10.4 million of maturity payments due during the twelve months ended December 31, 2005. We intend to pay or these amounts as they come due primarily from cash provided by operations.

•
As of December 31, 2004, we lease 45 of our communities (35 operating leases and 10 leases accounted for as capital lease and lease financing obligations). We also lease certain equipment. As a result, we have significant lease payments. Our capital lease and lease financing obligations include payments of $16.5 million that are due in the twelve months ended December 31, 2005. During the twelve months ending December 31, 2005, we are also obligated to make minimum rental payments of approximately $70.1 million under long-term operating leases. We intend to pay these lease obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

•
Our cash needs for debt and lease obligations, including interest payments, will remain a significant cost for the foreseeable future. In order to further increase our liquidity, we are focusing on increasing our cash flow from operations and reducing our leverage and debt service costs. We are focused on increasing our cash flow from operations primarily by increasing our occupancy levels and revenue per unit at our communities through periodic selling rate increases and additional ancillary services, while controlling operating expenses and maintaining strong entrance fee sales. We are continuously exploring opportunities to reduce our leverage and average debt cost by refinancing higher cost debt. In addition, we plan to reduce our leverage through scheduled amortization of debt and prepayments of certain additional amounts as funds are available.

As of December 31, 2004, we had approximately $28.5 million in unrestricted cash and cash equivalents, $50.1 million in restricted cash, and $14.9 million of working capital. On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $50.3 million.

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

We may also consider, from time to time, development or acquisition of additional senior living communities or other assets. We plan to add additional units to our portfolio, primarily through the expansion of our existing retirement center communities. We currently have expansion projects in various stages of development relating to our communities. Several of these are expected to begin construction during 2005, and would increase our unit capacity over the next several years (beginning in 2006). These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

We also expect to selectively pursue the development and construction of new senior living communities and potential future acquisitions of senior living communities and businesses engaged in activities that are similar or complementary to our business. Such transactions, if significant, would generally require us to provide a portion of the funding and to arrange separate lease, mortgage or other financing for the remaining cost. Certain development projects may be structured as joint ventures with other third party capital partners.

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2004, since 81.2% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs. As a result of operating losses, we have not incurred significant tax payments in recent years. Taxable gains on various sale-leaseback transactions have fully utilized our tax loss carryforwards during 2004, and we expect to be a taxpayer for 2005 and future years.

Certain of our indebtedness and lease agreements are cross-collateralized or cross-defaulted. Any default with respect to such obligations could cause our lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse effect on us. Certain of our debt instruments and leases contain financial and other covenants, typically related to the specific communities financed or leased. We believe that projected results from operations and cash flows will be sufficient to satisfy these covenants. However, there can be no assurances that we will remain in compliance with those covenants, or in the event of future non-compliance, that our creditors will grant amendments or waivers.

We have primarily used a combination of mortgage financing, capital lease and lease financing, and convertible debentures to finance our cash needs over the past several years. In the future, subject to our performance and market conditions, we would expect to utilize various types of financing including mortgage financing, capital lease financing, and public debt or equity offerings as well.

Tax Valuation Allowance

As of December 31, 2004, we have a valuation allowance against deferred tax assets of approximately $67.1 million. As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized.

If we continue to improve our reported and expected results, we expect that we will meet the “more likely than not” recoverability criteria in the future. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $67.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

Cash Flow, Investing and Financing Activity

During the year ended December 31, 2004, we experienced a positive net cash flow of $11.3 million. Net cash provided by operating activities was $38.3 million, net cash used by investing activities was $13.6 million and net cash used by financing activities was $13.4 million. Our unrestricted cash balance was $28.5 million as of December 31, 2004, as compared to $17.2 million as of December 31, 2003. Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from refinancing transactions, while cash was used primarily for debt service and lease obligations, debt repayments, capital expenditures and working capital.

Net cash provided by operating activities increased from $11.3 million for the year ended December 31, 2003 to $38.3 million for the year ended December 31, 2004, an improvement of $27.0 million, primarily as a result of improved operational results, exclusive of 2003 gain on sale of assets, and increased net cash from entrance fee sales and refunds.

Net cash from entrance fee sales (proceeds from entrance fee sales, less refunds of entrance fee terminations) was $31.2 million for the year ended December 31, 2004, versus $26.7 million for the year ended December 31, 2003. We are focused on maintaining strong entrance fee sales for 2005, however, given the high occupancy at our existing entrance fee communities, additional growth of entrance fee sales at these communities may become a function of the available inventory of vacant units.

We routinely make capital expenditures to maintain or enhance communities under our control. Our maintenance capital spending is primarily for refurbishing apartments and maintaining the quality of our communities. Capital spending for the year ended December 31, 2004 was $19.3 million, including $17.5 million of maintenance capital spending, and $1.8 million of capital expenditures related to expansion and development activities. Our expected 2005 maintenance capital spending is approximately $23 million. In addition, capital spending on expansion and development activities is expected to increase during 2005.

Net cash used by financing activities was $13.4 million for the year ended December 31, 2004, compared with $2.4 million of cash used during the year ended December 31, 2003. During the year ended December 31, 2004, we received proceeds of $54.1 million from issuance of long term debt and $120.5 million from capital lease financings. During 2004, we made principal payments on our indebtedness of $185.0 million, paid $0.6 million of financing costs and made distributions to minority interest holders of $4.2 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $1.2 million during 2004.

During 2003, we experienced a negative net cash flow of $1.5 million. Net cash provided by operating activities was $11.3 million, net cash used by investing activities was $10.5 million and net cash used by financing activities was $2.4 million. Our unrestricted cash balance was $17.2 million as of December 31, 2003, as compared to $18.7 million as of December 31, 2002. Primarily, cash was provided from improved operating results and strong entrance fee sales, proceeds from refinancing transactions and asset sales, while cash was used primarily for debt service and lease obligations, working capital and capital expenditures. Our net cash used by operating activities of $6.2 million for 2002, compared to $11.3 million of cash provided by operating activities for 2003, was primarily a result of improving operational results, and increased net cash from entrance fee sales.

Future Cash Commitments The following tables summarize our total contractual obligations and commercial commitments as of December 31, 2004 (amounts in thousands):

	Payments Due by Twelve Months Ended December 31,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations	$135,956	$10,372	$15,114	$13,757	$26,343	$2,594	$67,776
Lease financing obligations	199,126	16,474	17,052	17,603	18,411	19,348	110,238
Operating lease obligations	840,331	70,144	71,505	72,891	72,138	73,651	480,002

Total contractual obligations	$1,175,413	$96,990	$103,671	$104,251	$116,892	$95,593	$658,016

Interest income on
notes receivable(1)	(23,889)	(1,079)	(1,068)	(1,057)	(1,047)	(1,032)	(18,606)

Contractual obligations, net	$1,151,524	$95,911	$102,603	$103,194	$115,845	$94,561	$639,410

	Amount of Commitment Expiration Per Period

	Total	2005	2006	2007	2008	2009	Thereafter

Guaranties(2)	$18,459	$491	$8,683	$368	$398	$432	$8,087

Total commercial commitments	$18,459	$491	$8,683	$368	$398	$432	$8,087

(1)	A portion of the lease payments noted in the above table is repaid to the Company as interest income on a note receivable from the lessor.

(2)
Guarantees include mortgage debt related to two communities. The mortgage debt we guarantee relates to a retirement center under a long-term operating lease agreement, and to a free-standing assisted living community in which we have a joint venture interest.

Subsequent to December 31, 2004, we completed several transactions which significantly impact our future cash commitments. These transactions resulted in the repayment of $22.9 million of mortgage debt and the acquisition for cash of a free-standing assisted living community that we previously leased, which respectively resulted in the reduction of our long-term debt and our operating lease obligations. See “Business – Recent Developments.” The following table summarizes the impact of those transactions.

	Payments Due by Twelve Months Ended December 31,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations	$135,956	$10,372	$15,114	$13,757	$26,343	$2,594	$67,776
Adjustments from
subsequent events(1)	(22,890)	—	(5,650)	—	(17,240)	—	—

Long-term debt, as adjusted	113,066	10,372	9,464	13,757	9,103	2,594	67,776

Lease financing obligations	199,126	16,474	17,052	17,603	18,411	19,348	110,238

Operating lease obligations	840,331	70,144	71,505	72,891	72,138	73,651	480,002
Adjustments from
subsequent events(2)	(8,800)	(1,161)	(1,178)	(1,195)	(1,212)	(1,229)	(2,825)

Operating leases, as adjusted	831,531	68,983	70,327	71,696	70,926	72,422	477,177

Total contractual cash
obligations	$1,143,723	$95,829	$96,843	$103,056	$98,440	$94,364	$655,191

Interest income on
notes receivable	(23,889)	(1,079)	(1,068)	(1,057)	(1,047)	(1,032)	(18,606)

Contractual obligations,
net as adjusted	$1,119,834	$94,750	$95,775	$101,999	$97,393	$93,332	$636,585

(1)	Reduction amounts represent the impact of the repayment of $22.9 million of mortgage notes. See Note 20 to our consolidated financial statements.

(2)
Reduction amounts represent the impact of the acquisition of a free-standing assisted living community which had previously been leased, resulting in the termination of an $8.8 million lease obligation. See Note 20 to our consolidated financial statements.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by our management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of our financial statements are more fully described in Note 2 to our consolidated financial statements. Our critical accounting policies are described below.

Revenue Recognition and Assumptions at Entrance Fee Communities

Our six entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits. The recognition of entrance fee revenue requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. We periodically assesses the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of its business. Although we maintain general liability and professional malpractice insurance policies for our owned, leased and certain managed communities under a master insurance program, our 2004 policy provided for deductibles at amounts varying by state and level of care from $1 million to $5 million, and our 2005 policy provides for $5 million deductibles. As a result, we are self-insured for most typical claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage of $350,000 per individual claim) and a self insured employee medical program (with excess loss coverage of $200,000 per claim). We are self-insured for amounts below these excess loss coverage amounts. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, third party administrator estimates, consultants, advice from legal counsel and industry loss development factors, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Tax Valuation Allowance

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2004, we have a valuation allowance against deferred tax assets of approximately $67.1 million. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase shareholder’s equity in the period such determination is made. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating, capital, or financing leases depending on the underlying terms. As of December 31, 2004, we operated 45 of our senior living communities under long-term leases (35 operating and 10 capital lease financing obligations). The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, our effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Communities under operating leases are accounted for in our statement of operations as lease expense for actual rent paid plus any increases in lease payments considered to be contingent but determinable. For communities under capital lease and financing obligation arrangements, a liability is established on our balance sheet based on either the present value of the lease payments or the gross proceeds received and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligation and the capital lease asset is depreciated over the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale lease-back transactions are recorded as capital lease financing obligations when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs.

Certain of our leases provide for various additional lease payments, as well as renewal options. Many of our leases contain fixed or formula based rent escalators. To the extent that there is a high level of certainty that the fixed rate increase under the lease will be met or the formula based escalator is determinable, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, we recognize all rent-free or rent holiday periods in operating leases on a straight-line basis over the lease term, including the rent holiday period.

Leasehold Acquisition Costs

At December 31, 2004 and 2003, we had $29.4 million and $33.2 million, respectively, of leasehold acquisition costs. The terms of the leasehold interests range from April 2012 to August 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements, if shorter. Accumulated amortization for the years ended December 31, 2004 and 2003 was $9.4 million and $6.5 million, respectively. Amortization expense for the years ended December 31, 2003 and 2002 was $2.9 million and $2.4 million, respectively. Leasehold acquisition costs are assessed for impairment based upon the amount of estimated undiscounted future cash flows from the communities over the remaining lease terms.

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $3.2 million and $2.6 million as of December 31, 2004 and 2003, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation or economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

During 2004 and 2003, 14.9% and 13.3%, respectively, of our resident and health care revenues were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues upon final settlement when known.

Long-lived Assets and Goodwill

As of December 31, 2004, our long-lived assets were comprised primarily of $496.3 million of land, buildings and equipment and $29.4 million of leasehold acquisition costs. In accounting for our long-lived assets, other than goodwill and other intangible assets, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning January 1, 2002, we accounted for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2004, we had $36.5 million of goodwill.

The determination and measurement of an impairment loss under these accounting standards requires the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Future events may indicate differences from management’s current judgments and estimates which could, in turn, result in impairment. Future events that may result in impairment charges include increases in interest rates, which would impact discount rates, lower than projected occupancy rates and changes in the cost structure of existing communities.

Purchase Options

Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or when we determine it is no longer probable that the property will be acquired. We currently have purchase options related to two communities with an aggregate recorded value of $11.4 million. Based upon variable termination clauses dependent upon occupancy, an option with a recorded value of $10.4 million will expire in July 2017 and an option with a recorded value of $1.0 million will expire in December 2012. We intend to exercise these purchase options. If it is determined at some future time that we no longer intended to exercise these options, that we will transfer them for other consideration, or that their value was impaired, a loss would be recorded at that time.

Recognition of Contingent Earn-outs

During 2002 and 2001, as part of eight sale lease-back transactions with a third party buyer, contingent earn-outs of $5.3 million (out of a maximum of $15.7 million) were recorded. The earn-out provisions of the lease agreements specify certain criteria that must be met to receive the earn-out consideration. Based upon its review of the earn-out criteria, we believe that these estimated amounts are realizable, however, actual results may differ from these estimates under different assumptions or conditions. Management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. We currently uses the intrinsic value method of APB 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as we grant stock options with exercise prices equal to our common stock market price on the date of the grant. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value based method. If not further revised or required implementation delayed, the effective date of this standard for us will be July 1, 2005. We will elect to expense stock options using the modified prospective transition method prescribed in SFAS 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The weighted average fair value of options granted during 2004, 2003 and 2002 was $2.40, $1.02 and $0.95, respectively. Considering 2004 market trends, we expect this average to continue to increase. At December 31, 2004, we had 0.7 million unvested options outstanding, of which 0.1 million vest during the second half of 2005. We are currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. The application of this new guidance will result in an increase in compensation related expense beginning July 1, 2005.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We have three variable interest entities with which we hold a significant variable interest.

For any variable interest entities that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of an accounting change. Under this literature, the communities managed for others are consolidated if we have the unilateral ability to conduct the ordinary course of business of the managed communities and are the primary beneficiary of the managed entities’ operations. As a result, beginning January 1, 2004, the results of a managed community (Freedom Square) were consolidated and we have restated all prior periods presented to conform to this presentation. The other two managed communities which are variable interest entities, do not meet the FIN 46R consolidation criteria.

Off-Balance Sheet Arrangements – Managed Communities

Our management services segment includes five large retirement centers owned by others and operated by us pursuant to multi-year management agreements. Under our management agreements for these five communities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. Two of these communities are retirement center cooperatives that are owned by their residents, and two others are free-standing assisted living communities owned by not-for-profit sponsors. The remaining retirement center is owned by an unaffiliated third party. These five communities have approximately 1,200 units, representing approximately 9% of the total unit capacity of our communities as of December 31, 2004.

We also operate a sixth retirement center, Freedom Square, under a long term management agreement. In accordance with applicable accounting rules, the operating results of Freedom Square are included in the consolidated results of our retirement center segment and, accordingly, are not included in our management services segment. In addition, two free-standing assisted living residences we manage are non-consolidated and owned by joint ventures. We own 50% of one of the joint ventures and 37.5% of the other and have joined with our venture partners in guaranteeing $8.6 million of first mortgage debt secured by one of the joint venture assets.

Related Party Transactions

We place an emphasis on identifying transactions with parties known to be related to ensure that terms of any transactions are equal to the terms that clearly independent third parties would have negotiated in similar transactions. We believe that each of our related party transactions were consummated on terms no more favorable to the related parties than in arm’s length transactions.

During 2001 and 2000, we acquired leasehold interests in six Free-standing ALs owned by affiliates of John Morris, one of our directors. A $7.6 million, 9.625% fixed interest only note, due October 1, 2008 was issued to Dr. Morris’ affiliates. This note, and certain similar notes, are secured by our interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities. On January 26, 2005, we repaid this note and two similar notes (total repayment of $17.2 million) using proceeds from our January 2005 equity offering. See Note 20 to our consolidated financial statements.

W.E. Sheriff, our chairman, chief executive officer and president, owns 50% of Maybrook Realty, Inc., which owns Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-bed assisted living center with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. Freedom Plaza Care Center is on the campus of the Freedom Plaza of Arizona, a community that we lease and operate. Maybrook Realty acquired Freedom Plaza Care Center on September 30, 1999 from its former owner. We managed FPCC from October 1999 until June 2001 and, upon completion of an expansion, entered into a long-term operating lease for FPCC. Under the lease, which expires in December 2015, we have one five-year renewal option and an option to acquire FPCC at an agreed upon amount. Our total lease payments during 2004, 2003 and 2002 under this lease were $2.2 million annually. For 2004, we recorded approximately $1.1 million of net income after lease payment from FPCC.

We have exercised our option for the purchase of the real estate interests of FPCC. The option provides for a fixed purchase price of approximately $20.3 million to Maybrook. We have also entered into a purchase agreement with the ground lessor to acquire its interest in the property for a purchase price of approximately $2.3 million. We expect to simultaneously acquire the real estate interests of both Maybrook and the ground lessor in Freedom Plaza Care Center and own 100% of the community by March 31, 2005. The total purchase price for these two transactions will be $23.0 million (including $0.4 million of transaction costs), which is supported by a fair market value appraisal. We will pay the purchase price with $4.6 million of cash and the proceeds of an approximately $18.4 million mortgage loan to be obtained from a commercial bank. The loan will require principal payments to be made on an 18-year amortization schedule with a maturity of five years, and will bear interest at approximately 5.5%.

During 2005, we intend to expand FPCC with the addition of approximately 20 assisted living units and 18 dementia beds. For the twelve months ended December 31, 2004, our operating results for FPCC included revenues of $12.4 million, operating contribution of $3.5 million and $2.2 million of lease expense. During 2004, the community averaged 95.6% occupancy. As a result of these transactions, we expect that our annual lease expense will be reduced by approximately $2.2 million, which will be offset by an increase in depreciation expense of approximately $0.8 million and an estimated increase in interest expense of $1.0 million.

After the completion of the purchase of the real estate interest of FPCC, we have no other related part transactions.
44

Impact of Inflation

Inflation could affect our future revenues and results of operations because of, among other things, our dependence on senior residents, many of whom rely primarily on fixed incomes to pay for our services. As a result, during inflationary periods, we may not be able to increase resident service fees to account fully for increased operating expenses. In structuring our fees, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to anticipate fully or otherwise respond to any future inflationary pressures.

Risks Associated with Forward Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations including, but not limited to, all statements concerning the our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our liquidity and financing needs; our expectations regarding future entry fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease obligations; our projections of revenue, income or loss, capital expenditures, and future operations; our anticipated expansions, development or acquisition activity; and the availability of insurance programs to us or the adequacy of such programs. All forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties described in this report under the caption “Risk Factors.”

Should one or more of those risks materialize, actual results could differ materially from those forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the forecasts, expectations, objectives or plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Risk Factors

We have substantial debt and operating lease obligations which will require significant amounts of cash each year.

We are highly leveraged with a substantial amount of debt and lease obligations. Our cash needs for our lease and interest payments and principal payments on outstanding debt will remain high for the foreseeable future. At December 31, 2004, we had long-term debt, including current portion, of $335.1 million. During the twelve months ending December 31, 2005, we are obligated to pay minimum rental obligations of approximately $70.1 million under long-term operating leases and have current scheduled debt principal payments of $26.8 million. At December 31, 2004, we had $28.5 million of unrestricted cash and cash equivalents, $50.1 million of restricted cash and $14.9 million of working capital. For the year ended December 31, 2004, our net cash provided by operations was $38.3 million.

There can be no assurance that we will be able to generate sufficient cash flows from operations to meet required interest, principal, and lease payments in future periods. Any payment or other default with respect to such obligations could cause lenders to and accelerate payment obligations or to foreclose upon our communities securing such indebtedness or, in the case of any of our operating leases, terminate the lease, with a consequent loss of income and asset value to us. Furthermore, because of cross-default and cross-collateralization provisions in certain debt instruments and leases, a default by us on one of our obligations could result in default or acceleration of other obligations. Certain of our debt agreements and leases contain various financial and other restrictive covenants, which may limit our flexibility in operating our business. Failure to remain in compliance with the covenants and obligations contained in our debt instruments and leases could have a material adverse impact on us.

We have incurred losses in recent years and may be unable to continue to increase our earnings and cash flow from operations.

We have experienced losses from operations during the past several years. Our ability to increase our earnings and cash flow from operations is contingent on various factors, including our ability to increase the occupancy at our communities, increase revenue per unit through rate increases and additional fees and services, and reduce our debt service costs. Earnings and cash flow from operations may also be negatively impacted by increases in our operating and overhead costs, many of which are beyond our control, unless these increases can be recovered through rate increases. In addition, changes in amounts reimbursed under programs such as Medicare and, to a lesser extent, Medicaid may have an adverse impact on our earnings and cash flow from operations in the future. Increasing earnings and cash flow from operations will also be contingent on our ability to derive significant entrance fee sales each year through the remarketing of available units at our entrance fee communities, and to maintain and increase the price level of these units. There can be no assurance that we will be able to increase occupancy and revenues, maintain entrance fee sales, and control costs in order to maintain recent levels of profitability and to increase our cash flow from operations and earnings in the future.

Our liability insurance may not be adequate to cover claims which may arise against us.

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. Currently, we maintain general and professional medical malpractice insurance policies for our owned, leased and certain of our managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically recently, particularly during 2002 and 2003. We are largely self-insured for typical claims. In response to these conditions, we have significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified our insurance programs. We cannot assure you that our current level of accruals will be adequate to cover the actual liabilities that we may ultimately incur. We also cannot assure you that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, our coverage limits could have a material adverse effect upon us. Furthermore, we cannot assure you that we will be able to obtain adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

We may be adversely affected by the limited availability of management, nursing and other personnel for our communities and by increased labor costs.

We compete with other providers of senior living and health care services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our communities and skilled technical personnel responsible for providing resident care and therapy services. In certain markets, a shortage of nurses, therapists or trained personnel has required us to enhance our wage and benefits package in order to compete in the hiring and retention of such personnel or to hire more expensive temporary personnel. We are also heavily dependent on the available labor pool of semi-skilled and unskilled associates in each of the markets in which we operate. At times, we have experienced a competitive labor market, periodic shortages of qualified workers in certain markets, and wage rate increases for certain of our associates. We cannot be sure that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. If we are unable to attract and retain qualified management and staff personnel, control our labor costs, or pass on increased labor costs to residents through rate increases, our business, financial condition, and results of operations would be adversely affected.

We may be adversely affected by rising interest rates.

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to communities leased from REITs (real estate investment trusts), are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2004, we had $272.2 million of fixed rate debt and $62.9 million of variable rate debt outstanding. Increases in prevailing interest rates would increase our interest obligations with respect to a substantial portion of our variable rate debt, and would likely increase our interest and lease payment obligations on our future indebtedness and leases. An increase in prevailing interest rates, if material, could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to refinance debt obligations on acceptable terms.

We may need to refinance certain future debt maturities as they come due. Our ability to refinance debt obligations may be impacted by our operational results, industry and economic conditions, capital market conditions, and other factors that may not be within our control. Our inability to refinance various debt maturities as they come due in future years on acceptable terms could have an adverse impact on us and our financial condition.

If we are unable to expand our communities in accordance with our plans, our anticipated revenues and results of operations could be adversely affected.

We are currently working on projects that will expand several of our existing senior living communities over the next several years, and develop certain new senior living communities. These projects are in various stages of development and are subject to a number of factors over which we have little or no control. Such factors include the necessity of arranging separate leases, mortgage loans or other financings to provide the capital required to complete these projects; difficulties or delays in obtaining zoning, land use, building, occupancy, licensing, certificate of need and other required governmental permits and approvals; failure to complete construction of the projects on budget and on schedule; failure of third-party contractors and subcontractors to perform under their contracts; shortages of labor or materials that could delay projects or make them more expensive; adverse weather conditions that could delay completion of projects; increased costs resulting from general economic conditions or increases in the cost of materials; and increased costs as a result of changes in laws and regulations.

We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operation.

The senior living industry is very competitive and has been subject to periodic oversupply conditions, which could have a material adverse effect on our revenues, earnings and expansion plans.

The senior living industry is highly competitive. We compete with other companies providing independent living, assisted living, skilled nursing, therapy and other similar services and care alternatives. We expect that there will be competition from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which is available to us. Furthermore, if the development of new senior living communities outpaces the demand for those communities in the markets in which we have senior living communities, those markets may become saturated or over-built. Regulation of the independent and assisted living industry, which represents a substantial portion of our senior living services, currently is not substantial and does not represent a significant barrier to entry. Consequently, the development of new senior living communities could outpace demand. Increased competition for residents could also require us to undertake unbudgeted capital improvements or to lower our rates. An oversupply of senior living communities in our markets or increased competition could adversely affect our business and results of operation.

We may be adversely affected by the loss of our key officers or associates.

We rely upon the services of our executive officers. The loss of our executive officers and the inability to attract and retain qualified management personnel could affect our ability to manage our business and could adversely affect our business, financial condition and results of operations.

We may be adversely affected by the termination of residency agreements with our independent living residents.

Our residency agreements with our independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice). Although most residents remain for many years, we do not contract with residents for longer periods of time. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be adversely affected.

We are dependent upon attracting residents who have sufficient resources to pay for our services. Circumstances that adversely affect the ability of our residents to pay for our services could have a material adverse effect on us.

Approximately 85.1% and 86.7% of our total revenues for the years ended December 31, 2004 and 2003, respectively, were attributable to private pay sources. We expect to continue to rely primarily on the ability of residents to pay for our services from their personal or family financial resources and long-term care insurance. Future economic or investment market conditions or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, and results of operations.

We are susceptible to risks associated with the lifecare benefits that we offer the residents of our lifecare entrance fee communities.

We operate six lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

Residents of these entrance fee communities are guaranteed a living unit and nursing care at the community during their lifetime, even if the resident exhausts his or her financial resources and becomes unable to satisfy his or her obligations to the community. In addition, in the event a resident requires nursing care and there is insufficient capacity for the resident in the nursing facility at the community where the resident lives, the community must contract with a third party to provide such care. Although we screen potential residents to ensure that they have adequate assets, income, and reimbursements from government programs and third parties to pay their obligations to our communities during their lifetime, we cannot assure you that such assets, income, and reimbursements will be sufficient in all cases. If insufficient, we have rights of set-off against the refundable portions of the residents’ deposits, and would also seek available reimbursement under Medicaid or other available programs. To the extent that the financial resources of some of the residents are not sufficient to pay for the cost of facilities and services provided to them, or in the event that our communities must pay third parties to provide nursing care to residents of our communities, our results of operations and financial condition would be adversely affected.

We are susceptible to risks associated with the concentration of our facilities in certain geographic areas.

Part of our business strategy is to own, lease or manage senior living communities in concentrated geographic service areas. We have a large concentration of communities in Florida, Texas, Arizona and Colorado, among other areas. Accordingly, our operating results may be adversely affected by various regional and local factors, including economic conditions, real estate market conditions, competitive conditions, weather conditions and applicable laws and regulations.

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow.

For the year ended December 31, 2004, we derived 12.5% of our revenues from Medicare and 2.4% from Medicaid. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare and Medicaid programs could have an adverse effect on our results of operations and cash flow. Certain per person annual limits on therapy services, which were temporarily effective beginning in September 2003 and would have had an adverse effect on our therapy services business, have been deferred until October 2006. If re-initiated, those limits could negatively affect our therapy services business.

We are susceptible to risks associated with government regulation of the healthcare industry and the burdens of compliance with such regulations.

Federal and state governments regulate various aspects of our business. The development and operation of senior living communities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, restrictions on operating or marketing entrance fee communities, suspension or decertification from Medicare, Medicaid, or other state or Federal reimbursement programs, restrictions on our ability to acquire new communities or expand existing communities, or revocation of a community’s license. We cannot assure you that we will not be subject to penalties in the future, or that federal, state, or local governments will not impose restrictions on our activities that could materially adversely affect our business, financial condition, or results of operations.

Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, substantial civil and criminal penalties and exclusion of health care providers or suppliers from participation in Medicare and Medicaid programs. There can be no assurance that those laws will be interpreted in a manner consistent with our practices.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, established standards for the use of and access to health information. Known as the administrative simplification requirements, these provisions, as implemented by regulations published by the United States Department of Health and Human Services, established among other things, standards for the security and privacy of health information. Additionally, the rules provide for the use of uniform standard codes for electronic transactions and require the use of uniform employer identification codes. Penalties for violations can range from civil fines to criminal sanctions for the most serious offenses. Compliance with the rules was phased in beginning in October 2002 and extends until April 2005. These rules are complicated, and there are still a number of unanswered questions with respect to the extent and manner in which the HIPAA rules apply to businesses such as those operated by us.

We are subject to risks associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management is required to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these new requirements is extremely expensive, time consuming, and subject to ongoing regulatory change. If, in the future, management identifies one or more material weaknesses, or our auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk We are subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. Generally we do not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. At December 31, 2004, we have $62.9 million of variable rate debt. Each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $629,000.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2005, since 81.2% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage its exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement, we receive a fixed rate of 6.87% on the $33.4 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

                Schedule II – Valuation and Qualifying Accounts
                Schedule IV – Mortgage Loans on Real Estate

                All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (’’COSO’’). Based on our assessment and those criteria, management determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears on page 54.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II – Valuation and Qualifying Accounts and financial statement Schedule IV – Mortgage Loans on Real Estate as of December 31, 2004 and for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2004, the Company changed its method of accounting for variable interest entities in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Retirement Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
March 2, 2005
53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that American Retirement Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Retirement Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect of the financial statements.

Because of its inherit limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Retirement Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Retirement Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
March 2, 2005
54

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$28,454	$17,192
Restricted cash	25,270	20,947
Accounts receivable, net of allowance for doubtful accounts	16,175	14,902
Inventory	1,364	1,308
Prepaid expenses	2,667	3,900
Deferred income taxes	1,752	2,936
Assets held-for-sale	321	6,426
Other current assets	8,169	10,989

Total current assets	84,172	78,600

Restricted cash, excluding amounts classified as current	24,864	22,654
Land, buildings and equipment, net	496,297	533,145
Notes receivable	18,563	18,925
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	29,362	33,207
Other assets	56,270	51,289

Total assets	$745,991	$774,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,372	$10,782
Current portion of capital lease and financing obligations	16,474	5,433
Debt associated with assets held-for-sale	—	7,000
Accounts payable	5,937	4,800
Accrued interest	988	3,330
Accrued payroll and benefits	10,125	10,536
Accrued property taxes	8,872	10,742
Other accrued expenses	8,035	8,234
Other current liabilities	8,505	9,140

Total current liabilities	69,308	69,997

Long-term debt, less current portion	125,584	252,906
Capital lease and financing obligations, less current portion	182,652	95,414
Refundable portion of entrance fees	79,148	72,980
Deferred entrance fee income	145,186	139,813
Tenant deposits	4,804	4,751
Deferred gains on sale-leaseback transactions	98,876	92,596
Deferred income taxes	2,134	5,360
Other long-term liabilities	20,731	17,774

Total liabilities	728,423	751,591

Minority interest	14,213	21,885

Commitments and contingencies (See notes)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no
shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized,
25,636,429 and 19,670,501 shares issued and outstanding, respectively	252	197
Additional paid-in capital	168,092	150,896
Accumulated deficit	(162,771)	(150,286)
Deferred compensation, restricted stock	(2,218)	—

Total shareholders’ equity	3,355	807

Total liabilities and shareholders’ equity	$745,991	$774,283

See accompanying notes to consolidated financial statements.
55

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year ended December 31,

	2004	2003	2002

Revenues:
Resident and health care	$443,443	$396,307	$356,859
Management and development services	1,882	1,522	1,138
Reimbursed expenses	2,284	2,148	2,112

Total revenues	447,609	399,977	360,109

Operating expenses:
Community operating expenses	300,797	280,808	263,864
General and administrative	28,671	25,410	26,721
Lease expense	61,244	47,664	72,265
Depreciation and amortization	31,148	26,867	24,079
Amortization of leasehold acquisition costs	2,917	2,421	11,183
Asset impairments	—	—	9,877
Reimbursed expenses	2,284	2,148	2,112

Total operating expenses	427,061	385,318	410,101

Operating income (loss)	20,548	14,659	(49,992)

Other income (expense):
Interest expense	(31,477)	(53,570)	(48,855)
Interest income	2,783	2,762	4,460
Gain (loss) on sale of assets	41	23,153	(1,812)
Lease income	326	324	2,627
Other	121	(192)	(1,121)

Other expense, net	(28,206)	(27,523)	(44,701)

Loss before income taxes and minority interest	(7,658)	(12,864)	(94,693)

Income tax expense	2,421	2,661	487

Loss before minority interest	(10,079)	(15,525)	(95,180)

Minority interest in (earnings) losses of consolidated
subsidiaries, net of tax	(2,406)	(1,789)	423

Net loss	$(12,485)	$(17,314)	$(94,757)

Basic and diluted loss per share	$(0.52)	$(0.95)	$(5.48)

Weighted average shares used for basic
and diluted loss per share data	23,798	18,278	17,294

See accompanying notes to consolidated financial statements.
56

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Deferred Compensation	Total shareholders’ equity

	Shares	Amount

Balance at December 31, 2001	17,276,520	$173	$145,590	$(38,215)	$—	$107,548

Net and comprehensive loss	—	—	—	(94,757)	—	(94,757)
Issuance of common stock pursuant to
associate stock purchase plan	64,671	—	116	—	—	116

Balance at December 31, 2002	17,341,191	$173	$145,706	$(132,972)	$—	$12,907

Net and comprehensive loss	—	—	—	(17,314)	—	(17,314)
Issuance of common stock pursuant to
associate stock purchase plan	62,793	1	111	—	—	112
Issuance of common stock for conversion
of convertible debentures	2,266,517	23	5,079	—	—	5,102

Balance at December 31, 2003	19,670,501	$197	$150,896	$(150,286)	$—	$807

Net and comprehensive loss	—	—	—	(12,485)	—	(12,485)
Issuance of common stock pursuant to
associate stock purchase plan	155,042	2	598	—	—	600
Issuance of common stock pursuant to
employee stock option exercise,
including related income tax benefit	561,988	5	2,813	—	—	2,818
Issuance of common stock for conversion
of convertible debentures	4,808,898	48	11,167	—	—	11,215
Issuance of restricted stock	440,000	—	2,618	—	(2,618)	—
Amortization of restricted stock	—	—	—	—	400	400

Balance at December 31, 2004	25,636,429	$252	$168,092	$(162,771)	$(2,218)	$3,355

See accompanying notes to consolidated financial statements.
57

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(12,485)	$(17,314)	$(94,757)
Adjustments to reconcile net loss to cash and cash
equivalents provided (used) by operating activities:
Depreciation and amortization	34,065	29,288	35,262
Amortization of deferred financing costs	4,700	2,259	2,708
Residual value guarantee loss, included in lease expense	—	—	30,793
Asset impairments	—	—	9,877
Entrance fee items:
Amortization of deferred entrance fee revenue	(17,502)	(15,423)	(14,802)
Proceeds from entrance fee sales	44,061	41,790	33,406
Refunds of entrance fee terminations	(12,871)	(15,107)	(11,862)
Deferred income tax benefit	(484)	1,645	(17)
Amortization of deferred gain on sale-leaseback transactions	(10,902)	(4,960)	(3,398)
Amortization of deferred compensation	400	—	—
Minority interest in earnings (loss) of consolidated subsidiaries	2,406	1,789	(423)
Tax benefit from exercise of stock options	432	—	—
Losses from unconsolidated joint ventures	278	478	582
(Gain) loss on sale of assets	(41)	(23,153)	1,812
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(1,273)	(792)	(28)
Inventory	(56)	183	(70)
Prepaid expenses	1,233	188	(877)
Other assets	2,212	5,736	1,305
Accounts payable	1,137	(1,093)	(2,214)
Accrued interest	(204)	392	1,036
Other accrued expenses and other current liabilities	(190)	(99)	10,376
Tenant deposits	53	(237)	(1,151)
Deferred lease liability	6,544	4,741	389
Other liabilities	(3,184)	1,033	(4,162)

Net cash and cash equivalents provided (used) by operating activities	38,329	11,344	(6,215)

Cash flows from investing activities:
Additions to land, buildings and equipment	(19,262)	(16,467)	(34,438)
Proceeds from the sale of assets	12,594	8,405	25,048
(Purchase of) proceeds from restricted cash, net	(7,669)	(2,772)	22,645
Receipts from (issuance of) notes receivable, net	362	251	(1,818)
Other investing activities	358	112	(1,281)
Expenditures for leasehold acquisitions, net of cash received	—	—	(612)

Net cash and cash equivalents (used) provided by investing activities	(13,617)	(10,471)	9,544

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	54,100	19,267	278,892
Proceeds from lease financing	120,500	—	—
Principal payments on long-term debt	(184,962)	(17,551)	(285,450)
Accrual of deferred interest	—	1,996	2,971
Principal reductions in master trust liability	(1,234)	(1,389)	(1,356)
Expenditures for financing costs	(625)	(978)	(8,597)
Proceeds from equity investment	—	—	12,250
Distributions to minority interest holders	(4,215)	(3,228)	(246)
Accrual of contingent earnouts	—	(594)	(3,560)
Proceeds from the issuance of common stock	2,986	112	116

Net cash and cash equivalents used by financing activities	(13,450)	(2,365)	(4,980)

See accompanying notes to consolidated financial statements.
58

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (in thousands)

	Year ended December 31,

	2004	2003	2002

Net increase (decrease) in cash and cash equivalents	$11,262	$(1,492)	$(1,651)

Cash and cash equivalents at beginning of year	17,192	18,684	20,335

Cash and cash equivalents at end of year	$28,454	$17,192	$18,684

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$24,338	$40,449	$38,561

Income taxes paid	$4,838	$1,761	$241

Supplemental disclosure of non-cash transactions:

During the respective years, the Company acquired/(sold) certain communities and interests in real property and improvements, entered into and amended certain lease agreements, and sold a land parcel. In conjunction with these transactions, assets and liabilites increased/(decreased) as follows:

	Year ended December 31,

	2004	2003	2002

Land, buildings and equipment	$16,165	$(18,006)	$202,165
Other assets	(7,131)	(821)	(99,106)
Accrued interest and other liabilities	(6,926)	(13,127)	54,196
Deferred gain on sale-leaseback transaction	16,568	—	—
Long-term debt	—	(4,879)	48,863
Minority interest	(6,082)	—	—

During the year ended December 31, 2004, contingent earn-out agreements related to two free-standing assisted living communities (which were sold and leased-back in 2002) expired. These agreements constituted continuing involvment at the time of the lease, thus the transaction was recorded as a lease financing. The expiration of these contingent earn-out agreements results in operating lease treatment for the two free-standing assisted living communities. As a result, land, buildings and equipment and debt changed as follows:

	Year ended December 31,

	2004	2003	2002

Land, buildings and equipment	$(12,420)	$—	$—
Lease financing obligations	12,849	—	—
Deferred gains on sale-leaseback transactions	(429)	—	—

During the year ended December 31, 2004, the Company granted 440,000 shares of restricted stock. These grants will vest ratably over the next three years. Measured compensation related to these grants totaled $2.6 million, which is being amortized as compensation expense over the period of vesting. In addition, during the year ended December 31, 2004, the Company issued 4,808,898 shares of common stock, par value $0.01 per share, to certain holders of the Series B Notes. The holders elected to convert $10.8 million of the Series B Notes to common stock at the conversion price of $2.25 per share. During the year ended December 31, 2003, the Company issued 2,266,517 common shares, par value $0.01 per share, to holders of the Company’s 10% Series B Convertible Senior Subordinated Notes (Series B Notes). The holders elected to convert $5.1 million of the Series B Notes to common stock at the conversion price of $2.25 per share. As a result, debt and equity were changed as follows:

	Year ended December 31,

	2004	2003	2002

Accrued interest	$383	$(5,102)	$—
Long-term debt	10,820	23	—
Common stock	48	5079	—
Additional paid-in capital	13,773	—	—
Deferred compensation, restricted stock	2,618	—	—

See accompanying notes to consolidated financial statements.
59

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Presentation

The accompanying financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004, include the consolidated financial statements of American Retirement Corporation (“ARC”) and its wholly-owned and majority owned subsidiaries (ARC and such subsidiaries being collectively referred to as the “Company”) that operate, own and manage senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary or the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities’ assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the circumstances in which certain variable interest entities may be required to be consolidated. See Note 2. Under this literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the managed communities and is the primary beneficiary of the managed entities’ operations. As a result, beginning January 1, 2004, the Company consolidated the results of a managed community (Freedom Square), and has restated all prior periods presented to conform to this presentation. All significant inter-company balances and transactions have been eliminated in consolidation.

 (2)  Summary of Significant Accounting Policies and Practices

The Company principally provides housing, health care, and other related services to senior residents through the operation and management of senior living communities located throughout the United States. The communities provide a combination of independent living, assisted living and skilled nursing services. The following is a summary of the Company’s significant accounting policies.

(a)
Use of Estimates and Assumptions: The preparation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land, buildings and equipment, leasehold acquisition costs, goodwill, purchase options and contingent earn-outs; valuation allowances for receivables and deferred income tax assets; actuarial life expectations of residents; and obligations related to employee benefits and liability claims. Actual results could differ from those estimates.

(b)
Recognition of Revenue:  The Company provides residents with housing and health care services through various types of agreements. The Company also receives fees for managing senior living communities owned by others.

The majority of the Company’s communities provide housing and health care services through annually renewable agreements with the residents. Under these agreements, residents are billed monthly fees for housing and additional services, which are recognized as revenue under these agreements on a monthly basis as the services are provided to its residents.

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

Certain communities provide housing and health care services under various types of entrance fee agreements with residents (entrance fee communities). These agreements require new independent living residents to pay an upfront entrance fee, and may obligate the Company to provide a limited healthcare benefit in the form of future assisted living or skilled nursing housing and services during the life of the resident. These benefits generally take the form of reduced monthly or daily rates for assisted living or skilled nursing services, or a certain number of days of these services are allowed at no additional cost during each quarter or year. Each new entrance fee resident must meet certain asset and income criteria as part of these lifecare agreements.

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

Certain communities also provide services under a type of an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident’s estate contingent upon the occupation of the unit by the next resident, unless otherwise required by applicable state law. In this situation, the resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident, but receives no healthcare benefit. This contingent refund is paid to the preceding resident only upon occupancy of the unit by a new, succeeding resident. Because these refunds are contingent and only payable out of subsequent entrance fee proceeds, these entrance fees are classified on the Company’s consolidated balance sheet as deferred entrance fee income. Because these units can be reoccupied during the remaining life of the building and the Company’s obligations continue as long as the unit can be reoccupied, these refunds are amortized into revenue on a straight-line basis over the remaining life of the building. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. These residents may also elect to obtain ancillary additional services, which are billed on a monthly basis, as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when earned. If residents terminate these agreements, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the relevant unit is reoccupied.

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

(d)
Restricted Cash:  Restricted cash is classified as held to maturity and includes cash equivalents held by lenders under loan agreements in escrow for property taxes and property improvements, operating reserves required by certain state licensing authorities and certificates of deposit, held as collateral for letters of credit or in conjunction with leasing activity and insurance requirements, as well as resident deposits. Restricted cash is determined to be short-term when the restriction requirement will expire within twelve months.

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

(e)
Accounts Receivable:  Accounts receivable are reported at the net invoiced amount. The allowance for doubtful accounts is the estimated amount of probable credit losses in accounts receivable. At December 31, 2004 and 2003, the allowance for doubtful accounts included in accounts receivable is $3.2 million and $2.6 million, respectively. During the year ended December 31, 2004 and 2003, the Company recorded $1.9 million and $1.2 million, respectively, of bad debt expense. The Company determines the allowance based on historical write-off experience, actual resident information and payor type. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(f)	Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.
61

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

(i)
Purchase Options:  Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or when the Company determines it is no longer probable that the property will be acquired. If the Company determines at some future time that it no longer intends to exercise these options, that it will transfer them for other consideration, or that their value is impaired, a loss would be recorded at that time.

(j)
Notes Receivable: Notes receivable are recorded at cost, less any related allowance for impairment. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement.

(k)
Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2002. Goodwill and intangible assets acquired in a purchase and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As of December 31, 2004 and 2003, the Company had $36.5 million of goodwill.

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

(m)
Other Assets:  Other assets consist primarily of security deposits, unexercised nonrefundable purchase options, deferred financing costs, costs of acquiring lifecare contracts, deferred entrance fee receivables, contingent earn-outs, investments in joint ventures and investments in leased communities. Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Nonrefundable purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or earlier, if management determines it is no longer probable that the property will be acquired. Contingent earn-outs represent management’s estimate of additional sale proceeds to be received from the counterparty in certain sale lease-back transactions which were accounted for as financing transactions. Investments in leased communities represent the Company’s investment in two retirement centers and one free-standing assisted living community and are accounted for using the cost method. Management periodically assesses the recoverability of the recorded balances of contingent earn-outs and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

(n)
Investments In Joint Ventures: Investments in joint ventures includes the Company’s 37% and 50% investments in joint ventures that own two free-standing assisted living communities, which the Company accounts for under the equity method. The Company recognizes an impairment loss when there is a loss in the value in the equity method investment which is deemed to be an other-than-temporary decline.

(o)	Debt Associated with Assets Held-for-Sale: Debt associated with assets held-for-sale at December 31, 2003 was presented as current, and was repaid during 2004 from sale proceeds.

(p)
Lease Classification:  The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating, capital or financing leases. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company’s effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Lease expense attributable to communities under operating leases is recognized on a straight-line basis over the base lease term. Contingent rent is recognized when it is deemed probable such amounts will be due. For communities under capital lease and financing obligation arrangements, a liability is established on the balance sheet based on either the present value of the lease payments or the gross proceeds received and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the capital lease asset is depreciated over the term of the lease. In addition, the Company amortizes leasehold improvements over the shorter of their economic life or the base lease term. Sale lease-back transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs.

Certain of these leases provide for various additional lease payments, as well as renewal options. Many of these leases contain fixed or formula based rent escalators. To the extent that the formula based escalator is determinable or based on a fixed rate increase, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, the Company recognizes all rent holidays in operating leases on a straight-line basis over the lease term, including the rent holiday period.

(q)
Other Liabilities:  The Company periodically reviews the adequacy of its accruals related to general and professional liability, workers’ compensation, employee medical claims and other claims on an ongoing basis, using historical claims, third party administrator estimates, advice from legal counsel and industry loss development factors.

(r)
Obligation to Provide Future Services:  Under the terms of certain entrance fee contracts, the Company is obligated to provide future lifecare services to its residents. The Company, through the use of external advisors, periodically calculates the present value of the net cost of future services and use of facilities and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 2004 and 2003, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

(s)
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

(t)
Loss per Share:  Basic loss per share (“EPS”) is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator). Due to the net losses in 2004, 2003 and 2002 no common stock equivalents were considered in the computation of diluted EPS.

(u)
Stock-Based Compensation :  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Share Based Payment, an amendment to SFAS No. 148, Stock-Based Compensation – Transition and Disclosure and a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation and is effective as of the beginning of the first interim period that begins after June 15, 2005.

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

	Years Ended December 31,
	2004	2003	2002

Net loss, as reported	$(12,485)	$(17,314)	$(94,757)
Deduct total stock-based employee compensation expense
determined under fair-value-based method, net of tax	(946)	(557)	(1,763)

Pro forma net loss	$(13,431)	$(17,871)	$(96,520)

Loss per share:
Basic and diluted - as reported	$(0.52)	$(0.95)	$(5.48)
Basic and diluted - pro forma	$(0.56)	$(0.98)	$(5.58)

As permitted by SFAS No. 123R, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The Company intends to adopt SFAS 123R and begin expensing share payments July 1, 2005.

(v)
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

(w)
Derivative Financial Instruments:  The Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.

At December 31, 2004 and 2003, the Company’s derivative financial instruments consisted of one interest rate swap agreement as a hedge against changes in the fair value of certain debt liabilities. The notional amount of the agreement is $34.8 million and matures on July 1, 2008. Under the terms of the agreement, the Company receives a fixed rate payment of 6.87% on the respective debt (balance at December 31, 2004 was $33.4 million), but pays a floating rate stated by the swap agreement based on LIBOR and a foreign currency index, with a maximum rate of 8.12%. The fair value of the remaining interest rate swap as of December 31, 2004 and 2003 was a $0.9 million and a $1.3 million liability, respectively, which is being amortized over the life of specified debt instruments as a yield adjustment. Subsequent changes in the fair values of the interest rate swap are recorded in earnings.

(x)
Impairment of Long-Lived Assets:  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and certain identifiable intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are separately presented on the balance sheet as held-for-sale and reported at the lower of the carrying amount or fair value less the costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale are presented separately in the appropriate asset and liability section of the balance sheet.

(y)	Comprehensive Loss: During 2004, 2003 and 2002, the Company’s only component of comprehensive loss was net loss.

(z)	Segment Disclosures: The Company operates in three reportable business segments: retirement centers, free-standing assisted living communities and management services.

(aa)	Reclassifications: Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

(bb)	Recent Issued Accounting Standards:

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, we currently uses the intrinsic value method of APB 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as we grant stock options with exercise prices equal to our common stock market price on the date of the grant. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value based method. If not further revised or required implementation delayed, the effective date of this standard for us will be July 1, 2005. We will elect to expense stock options using the modified prospective transition method prescribed in SFAS 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The weighted average fair value of options granted during 2004, 2003 and 2002 was $2.40, $1.02 and $0.95, respectively. Considering 2004 market trends, we expect this average to continue to increase. At December 31, 2004, the Company had 0.7 million unvested options outstanding, of which 0.1 million vest during the second half of 2005. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. The application of this new guidance will result in an increase in compensation related expense beginning July 1, 2005.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company has three variable interest entities (VIEs) with which we hold a significant variable interest:

					Unit Capacity
Community	Commencement of Operations	Nature of Activity	Ownership (Loss Exposure)	Location	IL	AL	MI	SNF	Total

Freedom Square	July 1998	Managed	0.0%	Seminole, Florida	362	103	76	194	735

McLaren Homewood Village	April 2000	Joint Venture	37.5%	Flint, Michigan	—	80	37	—	117

Village of Homewood	April 1998	Joint Venture	50.0%	Lady Lake, Florida	—	32	15	—	47

					362	215	128	194	899

For any VIEs that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any differences between the net amount added to the balance sheet and any previously recognized interest being recognized as a cumulative effect of an accounting change. Under this literature, the communities managed for others are consolidated if the Company has the unilateral ability to conduct the ordinary course of business of the managed communities and is the primary beneficiary of the managed entities’ operations. As a result, beginning January 1, 2004, the results of a managed community (Freedom Square) were consolidated and the Company has restated all prior periods presented to conform to this presentation. The other two managed communities which are variable interest entities, do not meet the FIN 46R consolidation criteria.

(3)  Assets Held-for-Sale

During the year ended December 31, 2002, the Company determined that a free-standing assisted living community and three land parcels previously held for development would be held-for-sale. The Company recorded $9.9 million of asset impairments during the year ended December 31, 2002 related to these held-for-sale assets. During 2003, the Company determined that two additional free-standing assisted living communities would be held-for-sale. The Company had $0.3 million, $6.4 million and $24.6 million of assets classified as held-for-sale at December 31, 2004, 2003 and 2002, respectively. At December 31, 2003, these assets consisted of $5.6 million related to the three land parcels which were originally purchased for development and $800,000 of other assets. Debt associated with assets held-for-sale at December 31, 2003 was $7.0 million, which was presented as current, as this debt was paid during 2004 from sale proceeds. See note 9.

During the three months ended March 31, 2004, the Company determined that the three free-standing assisted living communities would no longer be held-for-sale. Accordingly, the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated to include the operations of these three free-standing assisted living communities in continuing operations (previously shown as discontinued operations).

(4)  Restricted Cash

The composition of restricted cash as to use at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Held by trustee under agreement:
Certificates of deposit	$18,122	$15,240
Cash and other short-term investments	32,012	28,361

	50,134	43,601
Less long-term restricted cash	24,864	22,654

Short-term restricted cash	$25,270	$20,947

The certificates of deposit are pledged to a variety of parties for various reasons such as state requirements (primarily for entrance fee communities), collateral for various self-insurance programs, and collateral to support the Company’s lease obligations. The Company receives and recognizes the interest income earned on these certificates of deposit.

(5)  Land, Buildings, and Equipment

A summary of land, buildings, and equipment at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Land and improvements	$17,386	$17,913
Land leased to others	9,248	19,690
Land held for development	7,451	3,667
Buildings and improvements	492,309	528,046
Furniture, fixtures, and equipment	50,019	47,738
Leasehold improvements	13,077	9,456

	589,490	626,510
Less accumulated depreciation	(98,687)	(96,573)
Construction in progress	5,494	3,208

Total	$496,297	$533,145

The schedule above includes assets related to ten communities accounted for as capital lease or lease financing obligations. At December 31, 2004 and 2003, respectively, the schedule above includes: land improvements of $1.8 million and $0.3 million, buildings and improvements of $187.6 million and $82.2 million, furniture, fixtures, and equipment of $9.9 million and $6.1 million, leasehold improvements of $0.5 million and $0 related to capital lease or capital lease financings. At December 31, 2004 and 2003, the Company’s accumulated depreciation related to these assets totaled $21.6 million and $12.3 million, respectively.

Depreciation expense was $30.7 million, $26.4 million, and $22.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(6)  Notes Receivable

These are primarily loans to lessors of retirement communities that are being leased by the Company. The notes receivable generally earn interest at fixed rates ranging from 3% to 6%. Interest and principal are due monthly based on a 35 year amortization. The notes receivable mature from October 2006 through June 2038 and are secured by the related communities.

(7) Leasehold Acquisitions

At December 31, 2004 and 2003, the Company had $29.4 million and $33.2 million, respectively, of net leasehold acquisition costs. The terms of the subject leases range from April 2012 to August 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements (generally ten to 15 years, or, if shorter, the expected life of the lease). Accumulated amortization for the years ended December 31, 2004 and 2003 was $9.4 million and $6.5 million, respectively. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $2.9 million, $2.4 million, and $11.2 million, respectively. The Company assesses the leasehold acquisition costs for impairment based upon the amount of estimated undiscounted future cash flows over the remaining lease terms.

(8) Other Assets Other assets at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

Nonrefundable purchase options	$11,350	$11,350
Investment in leased communities	10,160	—
Security deposits	8,780	9,145
Deferred entrance fee receivables	5,654	6,377
Contingent earn-outs	3,900	5,259
Investments in and advances to joint ventures	2,361	1,149
Costs of acquiring lifecare contracts, net	1,755	2,086
Deferred financing costs, net	1,552	5,621
Other	10,758	10,302

Total	$56,270	$51,289

During 2004, the Company sold a substantial majority of our interest in the real property underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in real estate holding companies that own three communities. The Company continues to operate the communities under a master lease. This investment in leased communities is accounted for using the cost method.

Summary unaudited financial information of the Company’s two joint ventures (each own one free-standing assisted living community) as of and for the years ended December 31, 2004 and 2003 follows (in thousands):

	2004	2003

Current assets	$920	$326
Land, buildings and equipment, net	12,751	13,130
Other assets	139	241

Total assets	$13,810	$13,697

Current liabilities	$5,257	$4,123
Long-term liabilities	12,184	12,425

Total liabilities	17,441	16,548

Partners’ deficit	(3,631)	(2,851)

Total liabilities and partners’ deficit	$13,810	$13,697

Revenues	$4,843	$4,245
Net loss	(779)	(1,236)

As noted above, the Company had $2.4 million and $1.1 million of investments in and advances to the two joint ventures at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003, and 2002, respectively, the Company recognized $0.3 million, $0.5 million, and $0.6 million of net losses related to these two unconsolidated joint ventures.

(9)  Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):

	December 31, 2004	December 31, 2003

Mezzanine loan note, interest at a fixed rate of 19.5%, compounded quarterly. Interest at 9% (increasing 0.55% annually after April 1, 2004) is payable quarterly with principal and unpaid interest due on September 30, 2007. The loan was secured by a security interest in the borrower subsidiary’s ownership interests in certain of its subsidiaries. On July 15, 2004, the Company paid the balance of this loan with proceeds from a sale lease-back transaction.	$—	$77,926

Convertible debentures (Series B Notes), interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due. On April 1, 2004, the Company elected to redeem the balance of these debentures on April 30, 2004.	—	10,856

Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2005 and 2037. Interest rates at December 31, 2004 range from 4.11% to 9.50%. The loans are secured by certain land, buildings and equipment.	109,401	139,352

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2005 and 2008. Variable and fixed interest rates at December 31, 2004 range from 1.2% to 9.625%. The loans are secured by certain land, buildings and equipment.	26,555	42,554

Subtotal debt	135,956	270,688
68

	December 31, 2004	December 31, 2003

Capital lease and financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 2.93% to 9.39%, with final payments due between 2009 and 2017. The obligations are secured by certain land,buildings and equipment	199,126	100,847

Total debt including capital lease and financing obligations
	335,082	371,535
Less current portion of debt	10,372	10,782
Less current portion of capital lease and financing obligations	16,474	5,433
Less debt associated with assets held-for-sale	—	7,000

Long-term debt, excluding current portion	$308,236	$348,320

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Financing Obligations	Total Debt December 31, 2004

2005	$10,372	$16,474	$26,846
2006	15,114	17,052	32,166
2007	13,757	17,603	31,360
2008	26,343	18,411	44,754
2009	2,594	19,348	21,942
Thereafter	67,776	110,238	178,014

	$135,956	$199,126	$335,082

During the years ended December 31, 2004 and 2003, the Company entered into various financing transactions, which are described below.

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

In September 2002, the Company entered into a $112.8 million mezzanine loan with Health Care Property Investors, Inc. or HCPI for a five-year term. At the same time, HCPI also made a $12.2 million equity investment in certain other subsidiaries that functioned solely as passive real estate holding companies owning the real property and improvements of nine retirement centers. HCPI received a 9.8% ownership interest in those subsidiaries as a result of that investment.

In September 2003, the Company partially repaid the mezzanine loan through a separate multi-property transaction with HCPI that resulted in the repayment of $51.8 million of the principal and accrued interest on the mezzanine loan, see 2003 Activity below.

On July 15, 2004, the Company completed a multi-property sale-leaseback transaction with HCPI. In the transaction, the Company sold a substantial majority of its interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in those three communities. The Company also sold to HCPI all of its interest in the real property and improvements underlying one of its other retirement centers.(1) The Company continues to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance of the mezzanine loan with HCPI. The mezzanine loan balance and accrued interest, as of July 15, 2004, was $82.6 million.

The four communities involved in the July 15, 2004 transaction were valued at $153.5 million, as supported by fair market value appraisals. The communities have a combined capacity of 1,353 units, including independent living, assisted living, memory enhancement and skilled nursing units. Two of the communities are located in Florida, one in Kentucky and one in Michigan. As a result of the transaction, the Company continues to own 10% of the real estate holding companies owning three of the communities. HCPI owns 90% of those holding companies and 100% of the fourth real estate holding company. These four real estate holding companies lease the four communities to the Company pursuant to a master lease.

The master lease agreement has an initial term of ten years, plus three ten year renewal periods at the Company’s option. The initial lease rate is 8.8% on the $153.5 million value, consisting of a 9% base lease rate on invested equity in the real estate holding companies and a pass-through of the cost of $24.8 million of mortgage debt for two of the real estate holding companies. The $24.8 million of mortgage debt was retained by two of the real estate holding companies and, commencing July 2004, is no longer consolidated on the Company’s balance sheet. The Company’s existing guarantee with respect to $16.8 million of that debt was unchanged and remains in place. The lease also contains certain formula-based lease rate escalators. For the three communities in which the Company retained a 10% interest, the Company also retained a formula-based option (transaction value escalated at 3% per annum, compounded annually) to repurchase the real estate, which option is exercisable at the end of the base lease term or any renewal term. The agreement also has a provision which allows up to $0.9 million of additional proceeds on the free-standing assisted living community contingent on achievement of certain operating results at that community.

The master lease has been accounted for as an operating lease for one of the retirement centers and as a capital lease financing with respect to the other three communities as a result of the continuing 10% ownership interest and other factors. Because of the capital lease financing treatment for these three communities, the amount of debt on the Company’s balance sheet remains approximately the same following the transaction. The debt associated with these three new capital lease financings is being fully amortized over the initial ten-year lease term. No gain or loss was recognized for the three communities with capital lease financing treatment. For the community being accounted for as an operating lease, the Company realized a gain of approximately $16.3 million, which was deferred and is being amortized over the initial ten-year lease term.

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

The Company also obtained on July 15, 2004 a separate mortgage loan from HCPI in the amount of $5.7 million. Interest is payable monthly at 9%, with the principal balance due in July 2006. The note is secured by mortgages on one of the Company’s free-standing assisted living communities, an undeveloped land parcel and a free-standing assisted living community leased to a third party. Subsequent to December 31, 2004, this mortgage loan was fully repaid by the Company. See note 20.

———————————

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

Other Activity

Approximately $65.2 million of the Company’s $199.1 million of capital lease financing obligations include contingent earn-out provisions under certain leases which expire between December 2005 and October 2006. The contingent earn-out provisions relate to one retirement center and six free-standing assisted living communities. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as capital lease financing obligations, but will be accounted for as operating leases. As a result, capital lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected reduction of capital lease financing obligations as a result of these expirations, unless further extended, is:

During the twelve months ended December 31, 2005	$5.7 million
During the three months ended March 31, 2006	8.2 million
During the three months ended December 31, 2006	51.3 million

$65.2 million

During the year ended December 31, 2004, the Company elected to forgo earn-outs related to two free-standing assisted living communities. The expiration of these earn-outs relieved the continuing involvement and changed the accounting from capital lease financing obligations to operating leases. As a result, fixed assets decreased $12.4 million and capital lease financing obligations decreased $12.8 million, with the net gain of $0.4 million deferred and recognized over the remaining term of the lease.

During the year ended December 31, 2004, the Company refinanced $38.6 of mortgage debt which had a scheduled maturity of April 2005, with a total of $43.1 million of mortgage debt, comprised of a $38.5 million mortgage loan and a $4.6 million mortgage loan. The $38.5 million loan has a seven-year maturity, and is secured by three free-standing assisted living communities. The $4.6 million loan has a two-year maturity and is secured by a fourth free-standing assisted living community. The $38.5 million mortgage debt bears interest at a variable rate with a 5.0% floor, and the $4.6 million mortgage loan bears interest at a variable rate with a floor of 6.5%. The $38.6 million mortgage debt which was retired had a variable rate with a 6.75% floor.

On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its Series B Notes at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. On April 1, 2004, the Company further announced that it was electing to redeem the remaining $2.1 million principal balance of its Series B Notes on April 30, 2004 at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As a result of these two redemption notices, holders of Series B Notes elected to convert $10.9 million of Series B Notes into 4,808,898 shares of common stock at the conversion price of $2.25 per share, and approximately $36,000 of Series B Notes were redeemed. As of April 30, 2004, no Series B Notes remain outstanding.

In addition, the Company guarantees approximately $18.5 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $9.9 million relates to a retirement center which the Company leases and $8.6 million relates to a joint venture which the Company manages. These guarantees require that the Company pay or perform the borrower’s obligation. Accordingly, the Company would be required to make any payments, and perform any obligations, if the relevant borrower fails to do so. To date, the Company has not been required to fund any debt guarantees, and at December 31, 2004, the Company does not believe that it will be required to make payments under its current outstanding guarantees. If we were required to fund a debt guarantee, the Company would be entitled to seek indemnity or contribution payments from the borrower and, if applicable, any co-guarantor.

2003 Activity

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

The four retirement centers were valued in the transaction at $163.5 million, versus their net book value of $72.3 million. As a result of the transaction, the Company realized gains of $93.1 million. During 2003, $23.2 million of these gains were recognized related to the sale of the fourth retirement center. Gains of $69.9 million were deferred and will be recognized over the lease terms. Approximately $66.2 million of the deferred gains will be recognized over the initial ten year lease terms for the three retirement centers included in the September 2003 sale lease-back. An additional $3.7 million of deferred gain will be recognized over the remaining thirteen years of a Retirement Center lease previously entered into with HCPI during the first quarter of 2002. As part of the September 2003 transaction, this prior lease was amended to remove a purchase option related to the land, buildings and equipment of this community. The lease was previously accounted for as a financing, but as a result of the amendment, to remove the purchase option, this lease is currently accounted for as an operating lease. The removal of the option resulted in the $19.7 million reduction of land, buildings and equipment and a $24.1 million reduction in debt.

The Company continues to operate all four retirement centers involved in the September 2003 transaction. Three of the retirement centers were leased-back under a master lease agreement with an initial term of ten years, plus two ten year renewal options. The lease for these three retirement centers will be accounted for as an operating lease. The initial lease rate for these three communities is 9.5%, with annual rent increases of 2.75%. The Company additionally agreed to manage the fourth retirement center for an unaffiliated third party under a long-term management agreement. The initial term of the management agreement is ten years, plus two ten year renewal terms. As a result of this transaction, the Company reports management fee revenue earned under the management agreement for the retirement center, instead of including the revenues and expenses of this community as part of its consolidated fourth quarter results.

Recapitalization of Two Managed Communities:

In August 2003, the Company recapitalized two retirement centers that it had previously managed. The Company had invested $6.0 million for options to purchase these communities. On August 25, 2003, the options were sold to a third party buyer for $3.0 million and the third party buyer acquired each of the communities from the original developer. The buyer simultaneously entered into a long-term lease with a newly formed entity, owned by the Company and the original developer of the communities. In order to complete the purchase transaction, the Company agreed on a non-recourse basis to pay the original developer $11.3 million to purchase its interest in the entity. The entity, which the Company consolidates, recorded $10.0 million as debt and will impute interest at the prime rate, with all amounts on the $11.3 million note due on August 25, 2008. Upon payment of the $11.3 million note, the Company will own 100% of this entity. The lease provides an initial 15 year term, with two ten year extension options. Proceeds from the additional funding, if any, will be used first to satisfy the Company’s $11.3 million obligation to the original developer. The Company recorded leasehold acquisition costs of $13.0 million which consists of the $10.0 million obligation to the original developer and the balance of the purchase option sold to the third party buyer. The leasehold acquisition costs are being amortized over the base term of the leases. The buyer has committed to provide additional funding to the lessees depending upon the financial performance of the communities. The Company also acquired an option from the buyer to purchase the communities in nine years.

Sale Lease-back Transactions:

On February 28, 2003 the Company sold a free-standing assisted living community in Florida for $6.5 million. The sale agreement contains certain formula-based earnout provisions which may provide for up to $1.1 million of additional sales proceeds to the Company based on future performance. The Company contemporaneously leased the property back from the buyer. As a result of the contingent earnout provision, this free-standing assisted living lease is classified as a financing transaction and the Company recorded $6.5 million of lease obligation as debt, bearing interest at 8.76%. This community was added to a master lease agreement which the Company entered into on March 28, 2002, which previously included three retirement centers and three free-standing assisted living communities. The amended lease is a 15 year lease (approximately 13 years remaining as of December 31, 2004) with two ten-year renewal options. The Company has the right of first refusal to repurchase the leased communities. As a result of this lease amendment, the Company was no longer eligible for a contingent earnout on one of these communities, resulting in a $821,000 write-off and conversion from financing to operating lease treatment for this community.

Liquidity

The Company has substantial debt and lease obligations. Total debt decreased by $36.4 million from $371.5 million to $335.1 million for the years ended December 31, 2003 and 2004, respectively. In addition, during the past twelve months, the Company reduced its net loss, recording net income during the fourth quarter, and improved operating results from its retirement center, free-standing assisted living community and management services business segments. Approximately $272.2 million or 81.2% of the Company’s debt has fixed interest rates, which on a weighted average were 6.9% at December 31, 2004. The remaining $62.9 million or 18.8% of debt has variable interest rates, which on a weighted average were 5.7% at December 31, 2004. In addition, as of December 31, 2004, the Company had guaranteed $18.5 million of third-party senior debt in connection with a free-standing assisted living community that the Company manages and a retirement center that the Company leases.

The Company has scheduled current debt principal payments of $26.8 million and minimum rental obligations of $70.1 million under long-term operating leases due during the year ended December 31, 2005. See Note 20.

As of December 31, 2004, the Company had approximately $28.5 million in unrestricted cash and cash equivalents, $50.1 million in restricted cash, and $14.9 million of working capital. On January 26, 2005, the Company completed a public offering of 5,175,000 shares of common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $50.3 million. The Company believes that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

The Company’s obligations are secured by a pledge of substantially all of our assets, including first priority mortgages. Certain of the Company’s indebtedness and lease agreements are cross-collateralized or cross-defaulted. Any default with respect to such obligations could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse effect on the Company. Certain of the Company’s debt instruments and leases contain financial and other covenants, typically related to the specific communities financed or leased. The Company believes that projected results from operations and cash flows will be sufficient to satisfy these covenants.

(10) Operating Leases

As of December 31, 2004, the Company operated 45 of its senior living communities under long-term leases (35 operating leases and ten capital lease financing obligations). Of the 35 operating lease communities, 25 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from three to 19 years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on occupancy levels or other measures. To the extent that the formula based escalator is determinable or based on a fixed rate increase, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, a majority of the Company’s lease agreements impose certain restrictions or required authorizations for certain changes such as expansions or significant modifications.

Net lease expense for the year ended December 31, 2004 was $61.2 million, which includes lease payments of $65.0 million, plus accruals for future lease escalators (straight-line lease expense) of $7.1 million, net of the amortization of the deferred gain from prior sale-leasebacks of $10.9 million. Total net lease expense was $61.2 million, $47.7 million and $72.3 million for 2004, 2003, and 2002, respectively. Lease expense for 2002 includes residual value guarantee losses of $30.8 million.

Future minimum lease payments at December 31, 2004 are as follows (in thousands):

2005	$70,144
2006	71,505
2007	72,891
2008	72,138
2009	73,651
Thereafter	480,002

$840,331

The following table provides a summary of operating lease obligations at December 31, 2004 by lessor:

	Future Minimum Lease Payments

	Year Ended December 31, 2005	Remaining Lease Term

Master lease agreements for ten communities. Initial term ranging from 10 to 15 years, with renewal options for two additional ten year terms. Estimated formula based incentive rent has been included in the straight-line lease expense.	$23,791	$266,107

Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms. Lease expense has been straight-lined based upon scheduled rent increases.	9,095	146,934

Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms. Incentive rent is a defined formula based on the annual increase in the consumer price index (CPI). Lease expense for each of these nine communities have been straight-lined using both the scheduled base rent increase, plus estimated incentive rent.	11,283	122,612

Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. We also have an option to purchase the community at the expiration of the lease term. Estimated formula based incentive rent has been included in the straight-line lease expense.	4,347	84,390

Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease. Estimated formula based incentive rent has been included in the straight-line lease expense.	3,961	50,149

Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms. Incentive rent is a defined formula based on the annual increase in the CPI. Lease expense for each of these twelve communities have been straight-lined using both the scheduled base rent increase, plus estimated incentive rent.	5,994	48,677

Other lease agreements for five communities, as well as a lease for the home office. Initial terms ranging from eight to 17 years, with various renewal options. Any incentive rent is stipulated within the lease agreements. Lease expense for each of these communities has been straight-lined using both the scheduled base rent increase, as well as the estimated incentive rent, if applicable.(1)	11,673	121,462

Total operating lease obligations(1)	$70,144	$840,331

(1)
These lease obligation amounts include $34.8 million of lease obligations eliminated by transactions occurring subsequent to December 31, 2004, $3.4 million of which would have been due in 2005. See Note 20.

During 2004, the Company entered into an operating lease agreement for a retirement center, which previously had been owned. In addition, during 2003, the Company entered into lease agreements for six retirement centers. Three of the retirement centers were previously owned, two previously managed and one retirement center had been lease financed by the Company.

 (11)  Refundable Entrance Fees and Deferred Entrance Fee Income

Entrance fees related to the residency and care agreements entered into with residents are received at the time of occupancy. The refundable portion of the entrance fee is reported as a liability (refundable portion of entrance fees) and is not amortized. The nonrefundable portion of the fee is reported as deferred entrance fees and is generally amortized into income over the actuarially determined life expectancy of each resident. Entrance fees that are refundable to the resident upon occupation of the unit by the next resident are recorded as deferred entrance fee income and amortized into revenue over the remaining life of the building. Certain entrance fee agreements provide for declining refundable fees based upon the resident’s length of stay. Residency and care agreements may be terminated by residents at any time for any reason with 30 days notice. At termination, the refundable amount is paid to the resident or resident’s estate. Payments of such refunds are charged against the resident’s deferred entrance fees and refundable portion of entrance fees, and any gain or loss is included in resident and health care services revenue.

Under certain of the Company’s residency and health care agreements for its lifecare communities, residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by the land, buildings and equipment at the community. As of December 31, 2004, the remaining obligation under the Master Trust Agreements is $32.7 million and is payable monthly based on a 40-year amortization of each resident’s balance. The current installment due in 2005, and annually for the subsequent five-year period, is approximately $1.4 million. The annual obligation is reduced as individual residency agreements terminate.

Upon termination of the resident’s occupancy under a Master Trust Agreement, the resident or the resident’s estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident’s original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated results of operations. At December 31, 2004 and 2003, the Company had accrued $5.7 million and $6.4 million, respectively, as deferred entrance fee receivables which are included as a component of other assets. The Company reports the long-term obligation under the Master Trust Agreements as a refundable portion of entrance fees and deferred entrance fee income based on the applicable residency agreements.

The balances at December 31, 2004 and 2003, respectively (in thousands) were:

	Master Trust	Other Residency Agreements	Total

At December 31, 2004:
Other current liabilities	$1,363	$—	$1,363
Refundable portion of entrance fees	14,466	64,682	79,148
Deferred entrance fee income	16,851	128,335	145,186

	$32,680	$193,017	$225,697

	Master Trust	Other Residency Agreements	Total

At December 31, 2003:
Other current liabilities	$1,388	$—	$1,388
Refundable portion of entrance fees	15,068	57,912	72,980
Deferred entrance fee income	21,563	118,250	139,813

	$38,019	$176,162	$214,181

 (12)  Shareholders’ Equity

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 2004 and 2003, no preferred shares had been issued.

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

The Series B Notes were convertible into shares of the Company’s common stock at any time prior to their April 1, 2008 maturity, at the option of the holder, at the conversion price of $2.25 per share. During the year ended December 31, 2003, holders of Series B Notes elected to convert $5.1 million of the $16.0 million of convertible debentures to common stock at the conversion price of $2.25 per share. As a result, the Company issued 2,266,517 shares of common stock. On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its Series B Notes and on March 12, 2004, $27,320 was redeemed at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. On April 1, 2004, the Company further announced that it was electing to redeem the remaining $2.1 million principal balance of its Series B Notes and on April 30, 2004, $8,356 was redeemed at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As a result of these two redemption notices, holders of Series B Notes elected to convert $10.9 million of Series B Notes into 4,808,898 shares of common stock at the conversion price of $2.25 per share, and as of April 30, 2004, no Series B Notes remained outstanding.

 (13)  Stock-Based Compensation

Stock Incentive Plan

In 1997, the Company adopted a stock incentive plan (the “1997 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, 15% of common stock issued by equity issuance, or approximately 3.6 million shares of common stock at December 31, 2004, have been reserved and are available for issuance.

Restricted Stock

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. The market value of the Company’s common stock at the date of grant was $5.95. These grants will vest ratably over three years. Measured compensation related to those grants totaled $2.6 million which is being amortized as compensation expense over the period of vesting. For year ended December 31, 2004, the Company expensed $0.4 million as compensation expense related to the amortization of the restricted stock, and anticipates that the corresponding compensation expense will be approximately $0.9 million for the full year of 2005.

Stock Options

The option exercise price and vesting provisions of stock options are fixed when options are granted. The options generally expire ten years from the date of grant and vest over a three-year period. The weighted average fair value of options granted during 2004, 2003 and 2002 was $2.40, $1.02, and $0.95, respectively.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2004, 2003 and 2002, respectively, is presented below (shares in thousands):

Options	Shares	Average Exercise Price

Outstanding at December 31, 2001	2,159	$4.83

Granted	85	2.22
Exercised	—	—
Forfeited	(117)	4.78

Outstanding at December 31, 2002	2,127	$4.73

Granted	156	2.20
Exercised	—	—
Forfeited	(208)	9.83

Outstanding at December 31, 2003	2,075	$3.99

Granted	895	5.20
Exercised	(562)	4.26
Forfeited	(149)	4.66

Outstanding at December 31, 2004	2,259	$4.43

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Range of Exercise Prices		Number Outstanding	Weighted Average Contractual Life (Years)	Average Exercise Price

$1.650 –	3.000	210	8.01	$2.25
$3.100 –	3.100	854	6.01	3.10
$3.110 –	4.100	246	6.76	3.36
$4.900 –	8.000	821	8.89	5.24
$8.020 –	18.813	128	3.44	13.69

$1.650 –	18.813	2,259	7.18	$4.43

There were exercisable options to purchase an aggregate of 1,574,275 shares at an average exercise price of $4.23 per share as of December 31, 2004.

In accordance with SFAS No. 148, pro forma information regarding net loss and loss per share as disclosed in note 1(u) has been determined by the Company using the “Black-Scholes” option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002, respectively: 1.12%, 1.16% and 1.64% risk-free interest rate, 0% dividend yield, 67.0%, 69.6% and 64.3% volatility rate, and an expected life of the options equal to the remaining vesting period.

Associate Stock Purchase Plan

In 1997, the Company adopted an associate stock purchase plan (“ASPP”) pursuant to which an aggregate of 60,003 shares remain authorized and available for issuance to employees at December 31, 2004. Under the ASPP, employees (including executive officers who are less than 5% shareholders), who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an “Option Period”) to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period (the “Exercise Date”), the amount contributed by each participant over the course of the Option Period will be used to purchase up to 700 shares of common stock at a purchase price per share equal to the lesser of (a) 85% of the closing market price of the common stock on the Exercise Date; or (b) 85% of the closing market price of the common stock on the first trading date of such Option Period. The ASPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code (Code). During 2004, 2003 and 2002, respectively, 155,042, 62,793 and 64,671 shares were issued pursuant to the ASPP at an average purchase price of $4.63, $1.77 and $1.83 per share, respectively.

(14)  Executive Officer Incentive Compensation Plans

During 2003 the Board of Directors modified the incentive compensation programs for its senior officers, which reduced the annual incentive opportunity for this group, and added a program that provides an additional incentive opportunity under a multi-year program. During the period beginning in 2003 and ending in 2007, the senior officer group can earn an additional incentive bonus upon achieving certain specified goals regarding improvements in the Company’s capital structure, financial results, or other specified goals. These amounts are to be paid out during the quarter following the time the objective is met. During 2004, approximately $2.0 million of additional incentive bonuses were approved by the Company’s Board of Directors and paid during the fourth quarter of 2004, as a result of achieving certain goals related to improvements in the Company’s capital structure. No incentive bonuses were paid under this program during 2003.

(15)  Retirement Plans

Associates of the Company participate in a savings plan (the “401(k) Plan”) which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an associate must have been employed by the Company for at least three months. The 401(k) Plan permits associates to make voluntary contributions up to specified limits. The Company matches 1% of participant contributions, up to 2% of the participant’s monthly compensation. In addition, the Company may make discretionary contributions up to 2% of the participant’s quarterly compensation. The Company may also contribute an additional amount determined in its sole judgment. In 2004, 2003 and 2002, Company contributions totaled approximately $567,000, $459,000, and $528,000, respectively.

In September 2004, the Company established a deferred compensation plan which allows a select group of management or highly compensated employees to defer a portion of their cash compensation. Participants voluntarily electing to defer portions of their cash compensation shall be deferred for a minimum of five years or until a separation of service (as defined in the plan). Amounts deferred by each participant are accrued but unfunded by the Company and accrue interest at the prime rate plus one percent per annum, but not less than six percent per annum or greater than ten percent per annum. At December 31, 2004, the deferred amount plus accrued interest is approximately $323,000.

In 2004, the Company adopted a supplemental executive retirement plan (SERP) that allows eligible executives to defer a portion of their compensation. Currently, Mr. Sheriff is the only participant in the SERP, and he has elected to defer $48,000 of his base salary during 2004. The participant directs the investment of these deferred amounts among several available investment funds. Generally, the participant will be entitled to receive the amount of his or her SERP account, upon termination of employment with the Company by death, disability or retirement.

The Company maintains a non-qualified deferred compensation plan (the “162 Plan”) which allows associates who are “highly compensated” under IRS guidelines to make after-tax contributions to an investment account established in such associates’ name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company’s creditors. The Company contributed $42,000 per year on behalf of Mr. Sheriff during 2004, 2003 and 2002.

(16)  Income Taxes

Income tax expense for the years ended December 31, 2004, 2003, and 2002 were attributable to losses before income taxes and minority interest and consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

U.S. Federal:
Current	$2,955	$552	$—
Deferred	—	—	—

Total U.S. Federal	2,955	552	—

State:
Current	1,508	464	479

Deferred	(2,042)	1,645	8

Total State	(534)	2,109	487

Total	$2,421	$2,661	$487

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	2004	2003

Deferred tax assets:
Federal and state operating loss carryforwards	$4,648	$10,122
AMT credit carryforward	—	701
Deferred gains on sale lease-back transactions	40,333	35,344
Accrued expenses not deductible for tax	2,769	5,169
Intangible assets	4,608	6,474
Asset impairment charges and other losses	1,337	2,296
Deferred entrance fee revenue	30,095	19,047
Deferred rent	5,786	3,018
Other	3,265	2,266

Total gross deferred tax assets	92,841	84,437
Less valuation allowance	(67,053)	(56,471)

Total deferred tax assets, net of valuation allowance	25,788	27,966

Deferred tax liabilities:
Buildings and equipment	22,592	27,806
Other	3,578	2,584

Total gross deferred tax liabilities	26,170	30,390

Net deferred tax liability	($ 382)	($ 2,424)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes on loss before income taxes and minority interest:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.5%	(10.7%)	(0.3%)
Non-deductible expenses and other items	(0.4%)	(0.5%)	(0.0%)
Change in Federal valuation allowance	(70.7%)	(44.5%)	(35.2%)

Total	(31.6%)	(20.7%)	(0.5%)

As of December 31, 2004, the Company carried a valuation allowance against deferred tax assets in the amount of $67.1 million. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $10.6 million and $8.5 million, respectively. In assessing valuation of its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In determining when it may meet the “more likely than not” recoverability criteria for its deferred tax assets, the Company will continue to assess its projected future taxable income and other factors. Upon meeting the criteria, the Company would reduce or eliminate its valuation allowance of approximately$67.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

 (17) Segment Information

The Company has significant operations principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities and (3) management services. Retirement centers represent 28 of the Company’s senior living communities at which the Company provides a continuum of care services such as independent living, assisted living, Alzheimer’s and skilled nursing care. The Company currently operates 33 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, which also provide specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. The management services segment includes fees from management agreements for communities owned by others, and reimbursed expense revenues together with associated expenses. The Company has five management agreements with third parties relating to five retirement centers. We also operate a sixth retirement center, Freedom Square, under a long-term management agreement. In accordance with applicable accounting rules, the operating results of Freedom Square are included in the consolidated results of our retirement center segment and, accordingly, are not included in our management services segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data(1) (in thousands).

	Year Ended December 31,

	2004	2003	2002

Revenues:
Retirement Centers	$347,179	$312,723	$287,198
Free-standing Assisted Living Communities	96,264	83,584	69,661

Management Services (2)	4,166	3,670	3,250

Total	$447,609	$399,977	$360,109

Segment operating income: (3)

Retirement Centers	$116,589	$98,837	$87,095
Free-standing Assisted Living Communities	26,057	16,662	5,900
Management Services	1,882	1,522	1,138

Total	$144,528	$117,021	$94,133

General and administrative	28,671	25,410	26,721
Lease expense	61,244	47,664	72,265
Depreciation and amortization	31,148	26,867	24,079
Amortization of leasehold acquisition costs	2,917	2,421	11,183
Asset impairments	—	—	9,877

Operating income (loss)	$20,548	$14,659	$(49,992)

	At December 31,

	2004	2003	2002

Total Assets:
Retirement Centers	$497,645	$513,297	$599,879
Free-standing Assisted Living Communities	182,353	206,489	210,376
Management Services	65,993	54,497	89,858

Total	$745,991	$774,283	$900,113

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.

(2)
Management Services represent the Company’s management fee revenues, reimbursed expense revenue, as well as reimbursed expenses of $2.3 million, $2.1 million and $2.1 million, respectively for the years ended December 31, 2004, 2003 and 2002.

(3)	Segment Operating Income is defined as segment revenues less segment operating expenses (which includes community operating expenses and reimbursed expenses).

(18) Commitments and Contingencies

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

Insurance

The delivery of personal and health care services entails an inherent risk of liability. Participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. The Company currently maintains general and professional medical malpractice insurance policies for the Company’s owned, leased and certain of its managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years, particularly during 2002 and 2003. In response to these conditions, the Company has significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified our insurance programs.

During 2004, the Company maintained single incident and aggregate liability protection in the amount of $15.0 million for general and professional liability policies (retention levels vary by state and level of care from $1,000,000 to $5,000,000). The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2004.

The Company operates under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of December 31, 2004, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $6.3 million in the aggregate. As of December 31, 2004, the Company provided cash collateralized letters of credit in the aggregate amount of $6.5 million related to this program, which are reflected as restricted cash on the Company’s consolidated balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers’ Compensation system. The Company carries excess loss coverage of $250,000 per individual under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

The Company maintains a self-insurance program for employee medical coverage, with stop-loss insurance coverage of approximately $200,000 per associate and approximately $18.5 million for aggregate calendar 2004 claims. Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

During the years ended December 31, 2004, 2003, and 2002, respectively, the Company expensed $17.2 million, $15.7 million and $21.0 million, respectively, related to premiums, claims and costs for general liability and professional medical malpractice, workers’ compensation, and employee medical insurance related to multiple insurance years.

Management Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to six months’ notice. One of the management agreements provide the Company with two ten year renewal options. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner’s expense and receives a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company’s existing management agreements expire at various times through June 2018.

In connection with these management agreements, the Company has guaranteed mortgage debt of $8.6 million related to a joint venture which the Company manages.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company’s business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community’s license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at December 31, 2004.

Other

A portion of the Company’s skilled nursing revenues are attributable to reimbursements under Medicare. Certain temporary rate add-ons for the Company’s skilled nursing reimbursement rates expired effective October 1, 2002, but were largely offset by the October 1, 2003 rate increases. In addition, certain per person annual limits on therapy services, which were effective September through December 2003, have been placed on moratorium for two years. These caps will be effective for the fourth quarter of 2006, unless revised or extended.

(19) Related Party Transactions

W.E. Sheriff, the Company’s chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-bed assisted living center, with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed July 2001. Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. Total lease payments during 2004, 2003 and 2002 under this lease were approximately $2.2 million annually. For the year ended December 31, 2004, the Company recorded approximately $1.1 million of net income after lease expense from FPCC. See note 20.

During 2001 and 2000, the Company acquired leasehold interests in six free-standing assisted living communities owned by affiliates of John Morris, a director of the Company. The Company issued a $7.6 million, 9.625% fixed interest only note, due October 1, 2008. This note, and certain similar notes, are secured by the Company’s interest in a retirement center located in Richmond, Virginia and a free-standing assisted living community in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities. Subsequent to December 31, 2004, this note was fully repaid by the Company. See note 20.

(20)  Subsequent Events

Secondary Offering

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $50.3 million.

Subsequent Debt Repayments

On January 26, 2005, the Company repaid $17.2 million of 9.625% fixed interest only mortgage notes, issued in 2001, due October 1, 2008. In addition, during January 2005, the Company repaid $5.7 million of 9% fixed interest mortgage note, issued in July 2004, due July 2006. The Company used the proceeds from its secondary offering to make these repayments.

Acquisition of Entrance Fee and Leased Free-standing Assisted Living Communities

On February 1, 2005, the Company acquired Galleria Woods, a senior living community located in Birmingham, Alabama. Galleria Woods is an established entrance-fee continuing care retirement community that features 153 independent living apartments and garden homes, as well as 24 assisted living apartments and a skilled nursing center with 30 private rooms. The Company acquired the community, whose occupancy is in the mid-70% range, for approximately $5.5 million of cash (including estimated closing costs) plus the assumption of existing entrance-fee refund obligations of approximately $10.4 million, generally repayable from the entrance fees of future residents. In addition, the Company has plans for significant physical improvements at Galleria Woods with a budget of approximately $2.0 million for planned upgrades at the community. As a result of this transaction, we expect that our annual depreciation expense will increase approximately $0.5 million.

On February 10, 2005, the Company acquired a free-standing assisted living community located in Houston, Texas for $8.7 million. The Company had previously leased the community since 1999. At December 31, 2004, the 3-story building, which includes 81 assisted living units and 19 Alzheimer’s units, was 80% occupied. As a result of this transaction, we expect that our annual lease expense will be reduced by approximately $1.2 million, and our annual depreciation expense will increase by approximately $0.3 million.

Exercise of Acquisition Option

Freedom Plaza Care Center (FPCC) is a 128-bed skilled nursing and 44-bed assisted living center with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. W.E. Sheriff, our chairman, chief executive officer and president, owns 50% of Maybrook Realty, Inc., which owned FPCC. The Company has exercised its option for the purchase of the real estate interests of FPCC. The option provided for a fixed purchase price of approximately $20.3 million to Maybrook. The Company has also entered into a purchase agreement with the ground lessor to acquire its interest in the property for a purchase price of approximately $2.3 million. The Company expect to simultaneously acquired the real estate interests of both Maybrook and the ground lessor in FPCC and own 100% of the community by March 31, 2005. The total purchase price for these two transactions is $23.0 million (including $0.4 million of transaction costs), which is supported by a fair market value appraisal. The Company will pay the purchase price with $4.6 million of cash and the proceeds of an approximately $18.4 million mortgage loan to be obtained from a commercial bank. The loan will require principal payments to be made on an 18-year amortization schedule with a maturity of five years, and will bear interest at approximately 5.5%.

During 2005, the Company intends to expand FPCC with the addition of 20 assisted living units and 18 dementia beds. For the twelve months ended December 31, 2004, our operating results for FPCC included revenues of $12.4 million, operating contribution of $3.5 million and $2.2 million of lease expense. During 2004, the community averaged 95.6% occupancy. As a result of this transaction, we expect that our annual lease expense will be reduced by approximately $2.2 million, which will be offset by an increase in depreciation expense of approximately $0.8 million and an estimated increase in interest expense of $1.0 million.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Part A. Evaluation of Disclosure Controls and Procedures

American Retirement Corporation’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Part B. Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 52 of the Consolidated Financial Statements, is incorporated by reference herein.

Part C. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 18, 2005 to be filed with the Securities and Exchange Commission (the “SEC”) under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 18, 2005 to be filed with the SEC.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 18, 2005 to be filed with the SEC.

Item 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Certain Transactions” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 18, 2005 to be filed with the SEC.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Fees Billed to the Company by KPMG LLP During 2004 and 2003” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 18, 2005 to be filed with the SEC.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

Item 15. (a) (1)   Financial Statements: See Item 8

(2)	Financial Statement Schedules: See Item 8

(3) Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit Number	Description

3.1	Charter of the Registrant (restated electronically for SEC filing purposes only)(1)

3.2	Bylaws of the Registrant, as amended(2)

4.1	Specimen Common Stock certificate(3)

4.2	Article 8 of the Registrant’s Charter (included in Exhibit 3.1)

4.3	Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company(4)

10.1*	American Retirement Corporation 1997 Stock Incentive Plan, as amended(5)

10.2*	American Retirement Corporation Associate Stock Purchase Plan(3)

10.3*	First Amendment to Associate Stock Purchase Plan(6)

10.4*	Second Amendment to Associate Stock Purchase Plan(7)

10.5*	Third Amendment to Associate Stock Purchase Plan(8)

10.6*	American Retirement Corporation 401(k) Plan and Trust Adoption Agreement(5)

10.7*	Amendment No. 1 to American Retirement Corporation 401(k) Plan(8)

10.8*	Officers’ Incentive Compensation Plan

10.9*	American Retirement Corporation Supplemental Executive Retirement Plan(8)

10.10	Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P.(3)

10.11	Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership(3)

10.12	Letter of Intent, dated February 24, 1997, by Nationwide Health Properties, Inc. to American Retirement Corporation(3)
85

10.13	Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc., as Lessee(6)

10.14	Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation(9)

10.15	Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans(10)

10.16	Construction Loan Agreement, dated September 28, 2000 between ARC Scottsdale, LLC and Guaranty Federal Bank, F.S.B.(11)

10.17	First Amendment to Amended and Restated Financing and Security Agreement(11)

10.18	First Amendment to Amended and Restated Guaranty of Payment Agreement(11)

10.19	Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000(12)

10.20*	Executive Change in Control Severance Benefits Plan(13)

10.21	Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc. and ARC HDV, LLC(5)

10.22	Master Lease and Security Agreement, dated July 31, 2001, between ARC Pinegate, L.P., ARC Pearland, L.P., American Retirement Corporation, Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., Nationwide Health Properties, Inc. and NH Texas Properties, L.P.(5)

10.23	Deed of Trust Note, dated December 3, 2001, between Highland Mortgage Company and ARC Wilora Lake, Inc. (14)

10.24	Lease Agreement by and between Countryside ALF, LLC and ARCLP – Charlotte, LLC, dated January 1, 2002 (15)

10.25	Lease Agreement by and between CNL Retirement - AM Illinois L.P. and ARC Holley Court, LLC, dated February 11, 2002(15)

10.26	Lease Agreement by and between CNL Retirement - AM Colorado L.P. and ARC Greenwood Village, Inc., dated March 21, 2002(15)

10.27	First Amendment to Master Lease and Security Agreement, dated February 7, 2002(15)

10.28	Master Lease Agreement, dated March 29, 2002, between ARC Shavano, L.P., ARC Richmond Heights, LLC, ARC Delray Beach, LLC, ARC Victoria, L.P., ARC Carriage Club of Jacksonville, Inc., ARC Post Oak, L.P. and Health Care Property Investors Inc. (15)

10.29	Lease Agreement by and between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation, dated April 1, 2002(16)

10.30	Promissory Note dated April 1, 2002, between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation(16)

10.31	Promissory Note dated July 1, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Santa Catalina Real Estate Holdings, LLC, a Delaware Corporation(17)

10.32	Master Lease Agreement (Pool I), dated July 9, 2002, between ARC Pinegate, L.P., ARC Pearland, L.P., Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., ARC Shadowlake, L.P., ARC Willowbrook, L.P., ARC Park Regency, Inc., ARC Parklane, Inc., Nationwide Health Properties, Inc., and NH Texas Properties L.P. (17)

10.33	Master Lease Agreement (Pool II), dated July 9, 2002, between American Retirement Corporation, ARC Naples, LLC, ARC Aurora, LLC, ARC Lakewood, LLC, ARC Heritage Club, Inc., ARC Countryside, LLC, ARC Cleveland Park, LLC, Nationwide Health Properties, Inc., and MLD Delaware Trust(17)
86

10.34	Amended and Restated Loan Agreement, dated as of September 30, 2002, between ARCPI Holdings, Inc. and Health Care Property Investors, Inc.(17)

10.35	Master Lease Agreement, dated as of September 30, 2002, between Fort Austin Real Estate Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company,Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC(17)

10.36	Promissory Note dated December 17, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Sun City Center Real Estate Holdings, LLC, a Delaware Corporation(1)

10.37	Second Amendment to Master Lease Agreement (Phase I), dated February 28, 2003, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano,L.P., a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership, and ARC Boynton Beach, LLC, a Tennessee limited liability company(18)

10.38	Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP.(19)

10.39	Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP.(19)

10.40	Promissory Note, dated as of August 25, 2003, between Alabama Somerby, LLC and Daniel Senior Living, L.L.C.(19)

10.41	First Amendment to Master Lease Agreement, dated as of September 23, 2003, between Fort Austin Real Estate Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC.(19)

10.42	Loan agreement, dated March 8, 2004, between ARC Castle Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.(20)

10.43	Loan agreement, dated March 8, 2004, between ARC Northwest Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.(20)

10.44	Loan agreement, dated March 8, 2004, between ARC Scottsdale, LLC, a Tennessee Limited Liability Company, and Guaranty Bank.(20)

10.45	Loan agreement, dated March 8, 2004, between ARC Westover Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.(20)

87

10.46	Fourth Amendment to Master Lease Agreement (Phase I), dated July 15, 2004, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano, L.P., a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership, and ARC Boynton Beach, LLC, a Tennessee limited liability company.(21)

10.47	Third Amendment to Master Lease Agreement (Phase II), dated July 15, 2004, between ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC.(21)

10.48	First Amendment to Master Lease Agreement (Phase III), dated July 15, 2004, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, Texas HCP Revx, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Labarc Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., and Labarc L.P.(21)

10.49*	American Retirement Corporation Deferred Compensation Plan.(22)

10.50*	2004 and 2005 Additional Bonus Criteria Under Officer's Incentive Compensation Plan

10.51*	Summary of Director and Executive Officer Compensation

10.52*	Form of Non-Qualified Stock Option Agreement

10.53*	Form of Incentive Stock Option Agreement

10.54*	Form of Outside Director Stock Option Agreement

10.55*	Form of Restricted Stock Agreement

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of W.E. Sheriff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.E. Sheriff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bryan D. Richardson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

——————————
(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-23197).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 24, 1998.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-106669).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004.

*	Management contract or compensatory plan or arrangement
88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

March 2, 2005	By:	/s/ W.E. Sheriff
——————————————
W.E. Sheriff Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W.E. Sheriff	Chairman,	March 2, 2005
————————————	Chief Executive Officer and President
W.E. Sheriff	(Principal Executive Officer)

/s/ Bryan D. Richardson	Executive Vice President – Finance	March 2, 2005
————————————	and Chief Financial Officer (Principal
Bryan D. Richardson	Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	March 2, 2005
————————————
Frank M. Bumstead

/s/ Christopher J. Coates	Director	March 2, 2005
————————————
Christopher J. Coates

/s/ Donald D. Davis	Director	March 2, 2005
————————————
Donald D. Davis

/s/ John C. McCauley	Director	March 2, 2005
————————————
John C. McCauley

/s/ John A. Morris, Jr., M.D.	Director	March 2, 2005
————————————
John A. Morris, Jr., M.D.

/s/ Daniel K. O’Connell	Director	March 2, 2005
————————————
Daniel K. O’Connell

/s/ J. Edward Pearson	Director	March 2, 2005
————————————
J. Edward Pearson

/s/ Nadine C. Smith	Director	March 2, 2005
————————————
Nadine C. Smith

/s/ Lawrence J. Stuesser	Director	March 2, 2005
————————————
Lawrence J. Stuesser
89

American Retirement Corporation Schedule II - Valuation and Qualifying Accounts (In thousands)
		Additions

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Period

Allowance for Doubtful Accounts
Year ended December 31, 2002	$2,928	$1,123	$—	$(1,430)	$2,621

Year ended December 31, 2003	$2,621	$1,501	$—	$(1,560)	$2,562

Year ended December 31, 2004	$2,562	$1,942	$—	$(1,266)	$3,238

Deferred Tax Valuation Account
Year ended December 31, 2002	$16,228	$31,706	$—	$—	$47,934

Year ended December 31, 2003	$47,934	$8,537	$—	$—	$56,471

Year ended December 31, 2004	$56,471	$10,582	$—	$—	$67,053

Reserve for Contractual loss
Year ended December 31, 2002	$787	$—	$—	$(90)	$697

Year ended December 31, 2003	$697	$—	$—	$(21)	$676

Year ended December 31, 2004	$676	$—	$—	$(606)	$70

See accompanying report of independent registered public accounting firm.
90

American Retirement Corporation Schedule IV - Mortgage Loans on Real Estate (In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages(2)	Principal amount of loans subject to delinquent principal or interest

First mortgage loan	5.90%	1-Jun-38	(1)	—	18,121	18,121	—

$—	$18,121	$18,121	$—

(1)	Principal payment based upon a June 1, 2038 amortization schedule with outstanding principal due at maturity.

(2)	The carrying amount of the mortgage for federal income tax purposes is $18,121.

Balance at December 31, 2001	$79,505
Additions during period:
New mortgage loans	18,548
Deductions during period:
Collections of principal	(109)
Other(3)	(79,505)

Balance at December 31, 2002	$18,439

Collections of principal	(156)

Balance at December 31, 2003	$18,283

Collections of principal	(162)

Balance at December 31, 2004	$18,121

(3)	Principal payment based upon forgiveness of note receivables in exchange for termination of certain leases.

See accompanying report of independent registered public accounting firm.
91