Form 10-K/A
period 2004-12-31
AMERICAN RETIREMENT CORP
filed 2005-06-10
CIK 787784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A (Amendment No. 1)

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
NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on Wednesday, May 18, 2005 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K/A.

EXPLANATORY NOTE

American Retirement Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on May 5, 2005, which stated that we may need to restate our previously filed financial statements as a result of our review of certain accounting matters, including the balance sheet classification of certain of our entrance fee refund obligations. On June 8, 2005, we filed a Current Report on Form 8-K indicating that we had determined, after discussions with the SEC, that such restatement was necessary. We are filing this amendment on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 4, 2005 (the “Originally Filed 10-K”) to reflect the restatements of our consolidated statements of operations, statements of shareholders’ equity and comprehensive loss and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and our balance sheets as of December 31, 2004 and 2003 and for the quarterly periods of the fiscal years ended December 31, 2004 and 2003.

The restatement is limited to the following areas:

We have reclassified certain of our entrance fee refund obligations from long-term liabilities to current liabilities. Historically, we recorded the refundable amount of entrance fees as a long-term liability. The residency and care agreements at our entry fee communities may be terminated by residents upon thirty days notice. In addition, many of these agreements require that we refund a portion of the original entrance fee amount within a specified number of days (less than one year) after the agreement is terminated. As a result of these provisions, KPMG LLP, our independent registered public accounting firm, recently questioned whether certain of these refund obligations should be considered “callable” under SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, and whether they should be classified as a current liability.

We believed that classifying these refund obligations as long-term liabilities was consistent with prevailing and long-standing industry understanding and practice, and industry-specific accounting guidance and literature (Chapter 14 of the AICPA Audit and Accounting Guide for Health Care Organizations, which incorporated the prior guidance from Statement of Position 90-8) issued subsequent to SFAS No. 78. Consequently, we requested guidance from the staff of the SEC regarding the issue, which we believe will affect other participants in our industry that have similar entrance fee arrangements. We understand that the staff of the SEC, in turn, conferred with the staff of the Financial Accounting Standards Board on the issue. After consultation with KPMG LLP and the staff of the SEC, we concluded that a restatement of our balance sheet classification of certain entrance fee refund liabilities from long-term liabilities to current liabilities was necessary, even though our prior presentation was consistent with industry practice.

In connection with our reclassification of certain of our entrance fee liabilities, we have also reclassified: (1) certain tenant deposits from long-term liabilities to current liabilities; (2) our gain (loss) on sale of assets to our operating income or loss (from our other income or expense); and (3) certain entrance fee, accrued interest and other items on our statement of cash flows.

Finally, we have adjusted our straight-line lease accounting for certain leases, which decreases our lease expense in 2004, 2003 and 2002 by $1.2 million, $1.2 million, and $0.4 million, respectively, and the related deferred tax impact.

Our restatement is further discussed in the Restatement of Financial Statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to our consolidated financial statements.

This Form 10-K/A only amends Items 1, 6, 7, 8, 9A and 15 of the Originally Filed 10-K in each case, solely as a result of, and to reflect, the reclassification and adjustments described above and, except for such Items and Exhibits 23, 31.1,31.2, 32.1 and 32.2, no other information in the Originally Filed 10-K is amended hereby. This Form 10-K/A does not describe other events occurring after the original filing, or modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are included as Exhibits 31.1 and 32.1, and 31.2 and 32.2, respectively, to this 2004 Form 10-K/A.

We have not amended and do not intend to amend our other previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2004. For this reason, the consolidated financial statements, independent registered accounting firm reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

2

CONTENTS:

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

Operating results from these segments are discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to our consolidated financial statements.

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

Entrance Fee Agreements

Six of our retirement centers (two owned, three leased and one managed) are continuing care retirement centers that provide housing and health care services through entrance fee agreements with residents. These six entrance fee communities are included in the consolidated results of our retirement centers. In addition, we manage two other retirement centers utilizing entrance fee agreements, but we do not receive the economic benefits of the entrance fee sales for these communities.

Under our entrance fee agreements, residents pay an entrance fee, typically $100,000 to $400,000 or more, upon initial occupancy of a unit. The amount of the entrance fee varies depending upon the type and size of the dwelling unit, the type of contract plan selected, whether the contract contains a lifecare benefit (healthcare discount) for the resident, the amount and timing of refund, and other variables. These agreements are subject to regulations in various states. Our entrance fee agreements are designed to provide housing and care for the remainder of a resident’s lifespan.

In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. Residents may also elect to obtain additional services, which are billed on a monthly basis or as the services are provided. We recognize these additional fees as revenue on a monthly basis when these services are provided.

We generally categorize our entrance fee agreements as either traditional plans or “partner” plans, each of which are accounted for differently.

Traditional Plans - These agreements generally include limited lifecare benefits which are typically: (a) a certain number of free days in the community’s skilled nursing center during the resident’s lifetime; (b) a discounted rate for such services; or (c) a combination of the two. The limited lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable.

Under our traditional plans, a portion of the entrance fee is generally refundable to the resident or the resident’s estate upon termination of the entrance fee contract, with the refund being payable a specified number of days after contract termination. These agreements contain provisions reducing the percentage of the original entrance fee that is refundable to the resident over time. In a relatively short period of time (generally two to four years), the refundable portion of the entrance fee is reduced from the original amount paid by the resident, down to the fixed minimum percentage stated in the agreement (which can range from zero to 100% of the total fee paid by the resident). For accounting purposes, we classify the fixed refundable portion of the entrance fee, which will be refundable regardless of when the contract terminates, as “refundable portion of entrance fees” on our balance sheet. Entrance fee income is recognized based on actuarial projections. The remaining portion of the fee is recorded as “deferred entrance fee income” on our balance sheet and is amortized into our revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon those actuarial projections.

The average length of stay of our entrance fee residents is ten to twelve years. Our experience shows that residents typically move in and spend the remainder of their lifespan at our entrance fee communities, with voluntary terminations by residents at de minimis levels (less than 3% per year). Our experience also shows that refunds due to prior residents or their estates are offset (with a substantial excess cushion) by resale of the vacant apartments to subsequent residents.

Since termination of a resident’s agreement can result in a refund being due in less than one year, the refundable portion of entrance fees (equal to the stated fixed minimum refund percentage) is recorded on our balance sheet as a current liability, although we do not believe that payment of these liabilities will require use of our current cash balances, but instead will be offset by future entrance fee sales. The deferred entrance fee income is generally classified as a long-term liability on our balance sheet, with a portion shown as a current liability during the early years of a resident’s agreement (until the contractual provisions of the agreement reduce the potential refund down to the fixed minimum percentage stated in the agreement).

Partner Plans - At certain of our entrance fee communities, we maintain an entrance fee program known as the “partner plan” which allows the resident to participate in the appreciation in the value of the resident’s unit. Under the partner plan, the entrance fee is refundable to the resident or the resident’s estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. Typically, partner plan residents receive priority access to assisted living and skilled nursing services, but no discounted or other lifecare benefits. The resident shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entire entrance fee under a partner plan is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the remaining life of the building. The deferred entrance fee income for partner plans is shown as a long-term liability on our balance sheet.

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

Increase Community Operating Results: The primary areas on which we focus in order to continue to increase our operating results are:

•
Free-standing assisted living community occupancy gains and increased revenue per unit  – The free-standing assisted living segment occupancy was 89% and 83% at December 31, 2004 and 2003, respectively. We are focused on increasing the occupancy in these communities and completing the fill-up of several of these communities. Revenue per unit in this segment was $3,270 (per month) for the year ended December 31, 2004, an increase of 8.6% over the prior year. Subject to market and other conditions, we expect that revenue per unit will increase over the next year as a result of price increases, reduced price discounting, and the “mark-to-market” effect of resident turnover as residents with lower rates are replaced by those paying higher current market rates. We expect that further occupancy increases will not require significant incremental cost increases, and therefore will result in high incremental operating margins.

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

As of December 31, 2004, our long-term debt including current portion was $335.1 million, a decrease of $36.4 million from the $371.5 million balance at December 31, 2003. We are also obligated to pay minimum rental obligations of approximately $70.1 million during the year ended December 31, 2005 under long-term operating leases. We will look for opportunities to decrease our leverage and improve our debt service coverage ratios. We expect this may be accomplished through improved operating results, refinancing, freeing up a portion of our restricted cash balances, debt prepayment or other opportunities.

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

People

As a service oriented business with high labor requirements, we will continue to focus on attracting and retaining high quality personnel to ensure we are delivering high quality services in a cost effective manner. In order to be successful in our effort, we have dedicated in-house recruiters to find the right people, programs designed to improve retention of associates, and training programs to ensure our associates are trained to excel in their roles.

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
14

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

		Unit Capacity(1)

Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)

Owned(3):
Freedom Village Brandywine West	Brandywine, PA	292	16	18	47	373	Jun-00
Homewood at Corpus Christi	Corpus Christi, TX	60	30	—	—	90	May-97
Lake Seminole Square	Seminole, FL	306	33	—	—	339	Jul-98
Wilora Lake Lodge	Charlotte, NC	135	47	—	—	182	Dec-97

Subtotal		793	126	18	47	984

Leased:
Broadway Plaza(4)	Ft. Worth, TX	214	40	—	122	376	Apr-92
Carriage Club of Charlotte(5)	Charlotte, NC	276	56	34	42	408	May-96
Carriage Club of Jacksonville(6)	Jacksonville, FL	238	60	—	—	298	May-96
Freedom Plaza Arizona(7)	Peoria, AZ	346	—	42	164	552	Jul-98
Freedom Plaza Care Center(8)	Peoria, AZ	—	44	—	128	172	Jul-01
Freedom Plaza Sun City Center(9)	Sun City Center, FL	428	26	—	108	562	Jul-98
Freedom Village Holland(9)	Holland, MI	330	21	29	68	448	Jul-98
The Hampton at Post Oak(6)	Houston, TX	148	39	—	56	243	Oct-94
Heritage Club(10)	Denver, CO	200	35	—	—	235	Feb-95
Heritage Club at Greenwood Village(11)	Denver, CO	—	75	15	90	180	Dec-00
Holley Court Terrace(12)	Oak Park, IL	161	18		—	179	Oct-01
Homewood at Victoria(13)	Victoria, TX	59	30		—	89	May-97
Imperial Plaza(14)	Richmond, VA	758	148	—	—	906	Oct-97
Oakhurst Towers(15)	Denver, CO	171	—	—	—	171	Feb-99
Parklane West(16)	San Antonio, TX	—	17	—	124	141	Jan-00
Park Regency(16)	Chandler, AZ	120	28	16	66	230	Sep-98
Richmond Place(17)	Lexington, KY	177	54	20	—	251	Apr-95
Santa Catalina Villas(4)	Tucson, AZ	158	70	15	42	285	Jun-94
Somerby at Jones Farm(18)	Huntsville, AL	136	48	—	—	184	Apr-99
Somerby at University Park(18)	Birmingham, AL	238	82	28	—	348	Apr-99
The Summit at Westlake Hills(4)	Austin, TX	149	30	—	90	269	Apr-92
Trinity Towers(16)	Corpus Christi, TX	197	62	20	75	354	Jan-90
Westlake Village(19)	Cleveland, OH	210	56	—	—	266	Oct-94

Subtotal		4,714	1,039	219	1,175	7,147

Managed Property:
Freedom Square(20)	Seminole, FL	362	103	76	194	735	Jul-98

Total Retirement Centers		5,869	1,268	313	1,416	8,866

Free-standing Assisted Living

		Unit Capacity(1)

Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)

Owned(3):
Bahia Oaks Lodge	Sarasota, FL	—	92	—	—	92	Jun-98
Broadway Plaza at Westover Hills	Ft. Worth, TX	—	74	17	—	91	Feb-01
Freedom Inn at Scottsdale	Scottsdale, AZ	—	94	25	—	119	Mar-01
Homewood at Air Force Village	San Antonio, TX	—	39	--	—	39	Nov-00
Homewood at Castle Hills	San Antonio, TX	21	60	18	—	99	Feb-01
Homewood at Deane Hill	Knoxville, TN	15	63	27	—	105	Oct-98
Homewood at Rockefeller Gardens	Cleveland, OH	38	65	34	—	137	Dec-99
Homewood at Tarpon Springs	Tarpon Springs, FL	—	64	—	—	64	Aug-97
McLaren Homewood Village(21)	Flint, MI	—	80	37	—	117	Apr-00
Summit at Northwest Hills	Austin, TX	—	106	16	—	122	Aug-00
Village of Homewood(22)	Lady Lake, FL	—	32	15	—	47	Apr-98

Subtotal		74	769	189	—	1,032

Leased:
Broadway Plaza at Pecan Park(11)	Fort Worth, TX	—	80	18	—	98	Aug-00
Hampton at Cypress Station(23)	Houston, TX	—	81	19	—	100	Feb-99
Hampton at Pearland(16)	Houston, TX	15	52	18	—	85	Feb-00
Hampton at Pinegate(16)	Houston, TX	—	80	16	—	96	May-00
Hampton at Spring Shadows(16)	Houston, TX	—	53	16	—	69	May-99
Hampton at Willowbrook(16)	Houston, TX	—	54	19	—	73	Jun-99
Hampton at Shadowlake(16)	Houston, TX	—	81	17	—	98	Apr-99
Heritage Club at Aurora(24)	Aurora, CO	—	80	18	—	98	Jun-99
Heritage Club at Lakewood(24)	Lakewood, CO	—	78	18	—	96	Apr-00
Homewood at Bay Pines(24)	St Petersburg, FL	—	80	—	—	80	Jul-99
Homewood at Boca Raton(11)	Boca Raton, FL	—	60	18	—	78	Oct-00
Homewood at Boynton Beach(6)	Boynton Beach, FL	—	80	18	—	98	Jan-00
Homewood at Brookmont Terrace(25)	Nashville, TN	—	62	34	—	96	May-00
Homewood at Cleveland Park(24)	Greenville, SC	—	75	17	—	92	Aug-00
Homewood at Coconut Creek(11)	Coconut Creek, FL	—	81	18	—	99	Feb-00
Homewood at Countryside(24)	Safety Harbor, FL	—	57	25	—	82	Oct-99
Homewood at Delray Beach(26)	Delray Beach, FL	—	52	33	—	85	Oct-00
Homewood at Naples(24)	Naples, FL	—	76	24	—	100	Sep-00
Homewood at Richmond Heights(6)	Cleveland, OH	—	78	17	—	95	Feb-00
Homewood at Sun City Center(9)	Sun City Center, FL	—	60	32	—	92	Aug-99
Homewood at Shavano Park(6)	San Antonio, TX	—	62	17	—	79	Jun-00
Summit at Lakeway(16)	Austin, TX	—	66	15	—	81	Sep-00

Subtotal		15	1,528	427	—	1,970

Total Free-standing Assisted Living Communities		89	2,297	616	—	3,002

Management Services: (27)

		Unit Capacity(1)

Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)

Burcham Hills	East Lansing, MI	84	51	53	133	321	Nov-78
Glenview at Pelican Bay	Naples, FL	118	—	—	35	153	Jul-98
Legacy Crossings	Franklin, TN	124	—	—	—	124	Feb-04
Parkplace	Denver, CO	176	43	17	—	236	Oct-94
The Towers	San Antonio, TX	353	—	—	—	353	Oct-94

Subtotal		855	94	70	168	1,187

Grand Total		6,813	3,659	999	1,584	13,055

(1)	As of December 31, 2004, unit capacity by care level and type: independent living residences (IL), assisted living residences (AL), memory enhanced (ME), and skilled nursing beds (SN).

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

(20)
Under consolidation rules required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), the balance sheet and operating results of Freedom Square, net of intercompany eliminations and minority interest, are included in our consolidated financial statements, as opposed to management service revenue and reimbursement expenses previously presented. Freedom Square is operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community’s owner. We have an option to purchase the community at a predetermined price and we guarantee the communities long- term debt.

(21)	Owned by a joint venture in which we own a 37.5% interest.

(22)	Owned by a joint venture in which we own a 50% interest.

(23)	Leased pursuant to an operating lease expiring April 1, 2012, with renewal options for up to three additional five-year terms. See Note 21 to consolidated financial statements.

(24)	Leased pursuant to a master operating lease expiring June 30, 2012, with renewal options for up to four additional ten-year terms.

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

Item 6.  Selected Financial Data

The selected financial data presented below has been restated to be consistent with the restatement adjustments described in Note 2 of our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included elsewhere in this report.(1)

The selected financial data as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, have been derived from the audited financial statements appearing in this Annual Report on Form 10-K/A. The financial statements for the years ended December 31, 2004, 2003 and 2002 have been restated. The selected financial data for the years ending December 31, 2001 and 2000 have been restated to be consistent with the restatement adjustments made for the subsequent years. See Note 2 of our Consolidated Financial Statements for further discussion of the restatement. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operating and Other Data:	(in thousands, except operating and per share data)
Communities (At end of period):
Retirement Centers	28	28	27	26	26
Free-standing ALs	33	33	33	32	18
Managed	5	4	5	7	19

Total communities	66	65	65	65	63
Unit capacity (At end of period):
Retirement Centers	8,866	8,876	8,530	7,981	8,015
Free-standing ALs	3,002	3,004	2,997	2,906	1,461
Managed	1,187	1,066	1,362	1,889	3,408

Total capacity	13,055	12,946	12,889	12,776	12,884
Occupancy rate (At end of period):
Retirement Centers	96%	95%	94%	94%	93%
Free-standing ALs	89%	83%	80%	63%	51%
Managed	96%	96%	91%	90%	84%

Occupancy rate	94%	92%	91%	86%	86%
21

	Years Ended December 31,

	2004	2003	2002	2001 (3)	2000 (3)

	(restated)	(restated)	(restated)	(restated)	(restated)

Statement of Operations Data:	(in thousands, except operating and per share data)
Revenues:
Retirement center revenues	$347,179	$312,723	$287,198	$254,039	$219,722
Free-standing AL revenues	96,264	83,584	69,661	29,217	8,442
Management and development services	1,882	1,522	1,138	2,631	5,309
Reimbursed expenses	2,284	2,148	2,112	4,909	5,301

Total revenues	447,609	399,977	360,109	290,796	238,774
Operating expenses:
Community operating expenses	300,797	280,808	263,864	205,257	160,346
Operating margin(2)	32%	29%	26%	28%	30%
General and administrative	28,671	25,410	26,721	29,297	19,420
Lease expense	60,076	46,484	71,901	35,452	18,351
Depreciation and amortization	31,148	26,867	24,079	22,171	19,130
Amortization of leasehold acquisition costs	2,917	2,421	11,183	1,980	455
Asset impairments	—	—	9,877	6,343	—
(Gain) loss on sale of assets	(41)	(23,153)	1,812	1,375	(267)
Reimbursed expenses	2,284	2,148	2,112	4,909	5,301

Total operating expenses	425,852	360,985	411,549	306,784	222,736

Operating income (loss)	21,757	38,992	(51,440)	(15,988)	16,038

Interest expense	31,477	53,570	48,855	40,268	38,454
Other (income) expense, net	(3,230)	(2,894)	(5,966)	(9,080)	(13,614)
Income tax expense (benefit)	2,421	2,661	487	(12,041)	(3,011)
Minority interest	2,406	1,789	(423)	(129)	139

Net loss	$(11,317)	$(16,134)	$(94,393)	$(35,006)	$(5,930)

Basic and dilutive loss per share	$(0.48)	$(0.88)	$(5.46)	$(2.03)	$(0.35)

Weighted average basic and dilutive shares outstanding	23,798	18,278	17,294	17,206	17,086

	At December 31,

	2004	2003	2002 (3)	2001 (3)	2000 (3)

	(restated)	(restated)	(restated)	(restated)	(restated)
Balance Sheet Data (in thousands):
Cash and cash equivalents	$28,454	$17,192	$18,684	$20,335	$21,165
Restricted cash	50,134	43,601	42,305	82,395	84,091
Working capital deficit (4)	(101,767)	(100,379)	(85,651)	(433,400)	(53,010)
Land, buildings and equipment, net	496,297	533,145	644,002	581,974	533,408
Total assets	746,478	772,494	903,678	911,297	857,487

Convertible debt	—	10,856	15,956	132,930	137,980
Long-term debt and lease financing obligations, including current portion	335,082	360,679	542,227	447,228	364,293
Refundable portion of entrance fees	79,148	72,980	69,875	57,217	56,768
Current portion of deferred entrance fee income	33,800	30,004	30,078	7,792	6,937

Long-term deferred entrance fee income	111,386	109,809	103,912	55,827	57,190
Deferred gain on sale lease-back transactions	98,876	92,596	27,622	13,055	16,122
Shareholders’ equity	5,701	1,985	12,905	107,182	141,676

(1)
Effective January 1, 2004, we changed our method of accounting for variable interest entities in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As a result, we have consolidated the results of a managed community (Freedom Square), and have restated all prior periods presented to conform to this presentation.

(2)
Operating margin, which we use in measuring the results of our business segments, is calculated by subtracting community operating expenses from community revenues (the sum of retirement center and free-standing assisted living community revenues), and dividing the result by the community revenues.

(3)
The financial information shown as of December 31, 2002, 2001 and 2000, and for the years ended December 31, 2001 and 2000, has not been audited and reflects our previously issued financial information restated for the effects on such periods, as applicable, of the issues giving rise to restatements, as discussed in Note 2 of our Consolidated Financial Statements.

(4)
At December 31, 2004, our working capital deficit includes the classification of $113.0 million of entrance fees and $4.8 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 10% to 12% of those entrance fee liabilities will actually become payable, and be required to be settled in cash, during the next twelve months. Furthermore, we expect that any entrance fee liabilities due within the next twelve months will be offset by proceeds generated by subsequent entrance fee sales of the vacated units. Entrance fee sales, net of refunds paid, provided $31.2 million of cash during 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Statements

On June 6, 2005, we concluded that we needed to restate our previously reported financial statements for fiscal years 2002 through 2004. We identified the following changes to our financial statements and accounting policies:

(1)  We reclassified $113.0 and $103.0 million of certain entrance fee refund liabilities on our balance sheet from long-term liabilities to current liabilities at December 31, 2004 and 2003, respectively. The amount of entrance fee liabilities reclassified to a current liability includes the Refundable Portion of Entrance Fees, as well as the portion of Deferred Entrance Fee Income that is still contractually refundable. The Deferred Entrance Fee Income becomes non-refundable to a resident generally over a period of two to four years, in accordance with the terms of the residency agreements and with state regulations.

(2) We reclassified  on our balance sheet $4.8 million of certain tenant deposits from long-term liabilities to current liabilities at December 31, 2004 and 2003. This reclassification of tenant deposits is consistent with the revised classification of entrance fee refund obligations, since tenant deposits (consisting of security deposits, wait list and other deposits) are refundable upon termination of the applicable residency agreement.

(3) We reclassified our gain or loss on sale of assets to be a component of operating income or loss on our consolidated statement of operations. Our gain or loss on sale of assets had previously been shown as a component of other income or expense. Under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, gains or losses on the sale of long-lived assets that are not a component of an entity should be included in operating income before income taxes. This reclassification has no effect on our net income or loss for any period.

(4) We reclassified certain entrance fee and accrued interest items between the operating and financing sections of our statement of cash flows. The refundable portion of proceeds from entrance fee sales and all payments of refunds on entrance fee terminations were reclassified to a component of cash provided/used by financing activities, instead of cash provided by operating activities. In addition, the accrual of deferred interest (on our mezzanine loan which was repaid during 2004) has been reclassified to be a component of cash provided by operating activities instead of cash provided/used by financing activities. In addition, certain items previously netted are now shown on a gross basis. These reclassifications have no impact on net cash provided or used in any period.

(5) We adjusted our straight-line lease accounting for certain leases and the related deferred tax impact. We recognize rental expense on our operating leases using straight-line lease accounting, which averages our lease payments over the base term of the lease, including certain lease escalators. These adjustments relate to accounting for certain prepaid rent and certain lease escalation provisions. The net impact of these adjustments is a reduction to our lease expense for the years ended December 31, 2004, 2003 and 2002 in the amount of $1.2 million, $1.2 and $0.4 million, respectively.

The restatement is further discussed in the forepart of this Form 10-K/A and in Note 2 to our consolidated financial statements.

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

•
Lease expense  – Our lease expense has grown significantly over the past several years, as a result of the large number of sale-leaseback transactions completed in connection with various financing transactions. Our lease expense includes the rent expense for all operating leases, including an accrual for lease escalators in future years (generally, the impact of these future escalators is spread evenly over the lease term for financial reporting purposes), and is reduced by the amortization of deferred gains on previous sale-leaseback transactions.

•
Depreciation and amortization expense  – We incur significant depreciation expense on our fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

•	Interest expense – Our interest expense is comprised of interest on our outstanding debt, capital leases and lease financing obligations.

Results of Operations

Multi-property Sale-Leaseback and Repayment of Mezzanine Loan

On July 15, 2004, we completed a multi-property sale-leaseback transaction with Health Care Property Investors, Inc., or HCPI. In the transaction, we sold a substantial majority of our interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in the real estate holding companies that own those three communities. We also sold to HCPI all of our interest in the real property and improvements underlying one of our other retirement centers. We continue to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance (including accrued interest) of our 19.5% mezzanine loan with HCPI. See Note 10 to our consolidated financial statements.

The July 2004 master lease has been accounted for as an operating lease for one of the retirement centers and as lease financing obligations with respect to the other three communities as a result of the lease structure, as well as our continuing 10% ownership interest and other factors. With an operating lease, lease payments (and accruals for lease escalators not dependent upon factors directly related to the future use of the leased property) are shown as lease expense. With lease financing obligations, the related leased assets are recorded on our balance sheet, and the lease financing obligation is shown as a component of long-term debt. The lease financing treatment impacts our income statement in several ways, including the depreciation of the leased asset (generally fully depreciated over the initial lease term), and a portion of each lease payment is considered to be interest expense (with the balance of each lease payment being considered repayment of the lease financing obligation included in long-term debt). Because of the lease financing treatment for these three communities, the amount of debt depicted on our balance sheet remained approximately the same following the transaction.

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

•
A new lease financing obligation for the three leases in the amount of $120.5 million, which is included in long-term debt. These lease obligations are being amortized over the initial ten-year lease term.

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

The July 2004 transaction positively impacted our pre-tax income by approximately $3.0 million per quarter (approximately $12.0 million per year) beginning with the third quarter of 2004, which is comprised of the following elements:

•
We generated interest savings of approximately $4.5 million per quarter (approximately $18.0 million per year) reflecting significantly reduced cost of debt resulting from the complete repayment of the mezzanine loan and the reduction of first mortgage debt, offset by the interest expense portion of the payments on the three new lease financing obligations.

•
Our 10% interest in the real estate holding companies that own the three communities is accounted for using the equity method. Minority interest expense, which prior to the transaction included HCPI’s 9.8% interest in the subject communities, was reduced. The net impact of these two items is expected to be a positive increase in pre-tax income of approximately $0.5 million per quarter (approximately $2.0 million per year).

•	Lease-related expenses increased approximately $2.0 million per quarter (approximately $8.0 million per year), which includes:

•	Lease expense (on the operating lease) of $0.7 million per quarter, which is partially offset by the amortization of the $16.3 million deferred gain of $0.4 million per quarter.

•	Increased depreciation of $1.7 million per quarter on the assets of the three lease financing communities due to the decrease in depreciable life.

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

•
A current tax expense of approximately $2.5 million related to the taxable gain, after full utilization of our federal operating loss carryforwards, on the sale of our interest in the four communities.

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

•
During January 2005, we completed a secondary equity offering of 5,175,000 common shares, resulting in approximately $50.3 million of net proceeds to us. We used $22.9 million of these proceeds to further reduce certain high cost debt, to acquire a retirement center, and to acquire an assisted living community. See “Business – Recent Developments.” We will use the remaining proceeds to acquire certain leased real estate at our communities, and for upcoming expansion and development activity at our communities or for working capital.

Highlights of Operating Results

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
Our statements of operations for the three and twelve months ended December 31, 2004 show significant improvement versus prior year. Excluding the $7.0 million of charges relating to the July 15, 2004 transaction, net losses for the twelve months ended December 31, 2004 and 2003 were $4.3 million and $16.1 million, respectively. Our statements of operations for the three months ended December 31, 2004 reflected $2.1 million of net income.

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

•
Our free-standing assisted living communities increased revenue and community operating contribution during 2004, primarily as a result of an 8.6% increase in revenue per unit, as well as an increase in ending occupancy from 83% as of December 31, 2003, to 89% as of December 31, 2004.

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
29

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

	Years Ended December 31,			2004 vs.2003		2003 vs. 2002

	2004	2003	2002	Change	%	Change	%

	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues:
Retirement Centers	$347,179	$312,723	$287,198	$34,456	11.0%	$25,525	8.9%
Free-standing ALs	96,264	83,584	69,661	12,680	15.2%	13,923	20.0%
Management Services	4,166	3,670	3,250	496	13.5%	420	12.9%

Total revenue	$447,609	$399,977	$360,109	$47,632	11.9%	$39,868	11.1%

Retirement Centers
Ending occupied units	8,482	8,397	8,030	85	1.0%	367	4.6%
Ending occupancy %	96%	95%	94%	1%		1%
Average occupied units	8,398	8,118	7,806	280	3.4%	312	4.0%
Average occupancy %	95%	94%	93%	1%		1%
Revenue per occupied unit (per month)	$3,445	$3,210	$3,066	$235	7.3%	$144	4.7%
Operating contribution per unit (per month)	1,157	1,015	930	142	14.0%	85	9.1%
Resident and healthcare revenue	347,179	312,723	287,198	34,456	11.0%	25,525	8.9%
Community operating expense	230,590	213,886	200,103	16,704	7.8%	13,783	6.9%

Community operating contribution (2)	116,589	98,837	87,095	17,752	18.0%	11,742	13.5%

Operating contribution margin (3)	33.6%	31.6%	30.3%	2.0%	6.3%	1.3%	4.2%

Free-standing ALs
Ending occupied units (4)	2,533	2,368	2,271	165	7.0%	97	4.3%
Ending occupancy % (4)	89%	83%	80%	6%		3%
Average occupied units (4)	2,453	2,314	2,055	139	6.0%	259	12.6%
Average occupancy % (4)	86%	82%	73%	4%		9%
Revenue per occupied unit (per month)	$3,270	$3,010	$2,825	$260	8.6%	$185	6.6%
Operating contribution per unit (per month)	885	600	239	285	47.5%	361	150.8%
Resident and healthcare revenue	96,264	83,584	69,661	12,680	15.2%	13,923	20.0%
Community operating expense	70,207	66,922	63,761	3,285	4.9%	3,161	5.0%

Community operating contribution (2)	26,057	16,662	5,900	9,395	56.4%	10,762	182.4%

Operating contribution margin (3)	27.1%	19.9%	8.5%	7.2%	36.1%	11.5%	135.4%

Management services operating contribution	$1,882	$1,522	$1,138	$360	23.7%	$384	33.7%

Total segment operating contributions	144,528	117,021	94,133	27,507	23.5%	22,888	24.3%
As a % of total revenue	32.3%	29.3%	26.1%	3.0%	10.4%	3.1%	11.9%

General and administrative	$28,671	$25,410	$26,721	$3,261	12.8%	$(1,311)	(4.9%)
Lease expense	60,076	46,484	71,901	13,592	29.2%	(25,417)	(35.3%)
Depreciation and amortization	31,148	26,867	24,079	4,281	15.9%	2,788	11.6%
Amortization of leasehold costs	2,917	2,421	11,183	496	20.5%	(8,762)	(78.4%)
Asset impairment	—	—	9,877	—	—	(9,877)	(100.0%)
(Gain) loss on sale of assets	(41)	(23,153)	1,812	23,112	(99.8%)	(24,965)	(1377.8%)

Operating income (loss)	$21,757	$38,992	$(51,440)	$(17,235)	(44.2%)	$90,432	175.8%

(1)	Selected financial and operating data does not include any inter-segment transations or allocated costs.

(2)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(3)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

(4)	Excludes two free-standing assisted living communities we own through joint ventures. These joint ventures are not included in the consolidated free-standing assisted living segment results since we do not own a majority interest. The net results of these joint ventures are accounted for using the equity method and are included in Other income (expense) in the consolidated statement of operations. See note 9 to the consolidated financial statements.
31

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
32

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
33

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

Lease Expense. Lease expense was $60.1 million for the year ended December 31, 2004, compared to $46.5 million for the year ended December 31, 2003, an increase of $13.6 million, or 29.2%.

•	As a result of sale-leaseback transactions completed in 2004, a retirement center is currently operated pursuant to an operating lease (previously owned) and two retirement centers are currently lease financing obligations (previously owned). As a result of the sale-leaseback transactions completed in 2003, five owned or managed retirement centers became leased properties, with lease expense recognized for a full year in 2004 versus a partial year in 2003. These transactions increased lease expense by $19.3 million in 2004 compared to 2003, offset by approximately $5.9 million of increased amortization of deferred gain on sale.
34

•
Net lease expense for the year ended December 31, 2004 was $60.1 million, which includes current lease payments of $65.0 million, plus straight-line accruals for future lease escalators of $6.0 million, net of the amortization of the deferred gain from prior sale-leasebacks of $10.9 million.

•
As a result of the expiration of contingent earn-outs included in lease agreements for two free-standing assisted living communities, these leases are accounted for as operating leases as of December 31, 2004 (versus  lease financing obligation treatment for these leases in prior periods). Lease expense for the two free-standing assisted living communities is expected to be approximately $0.4 million a quarter.

•
As of December 31, 2004, we had operating leases for 35 of our communities, including 19 retirement centers and 16 free-standing assisted living communities. Our lease expense, including the two free-standing assisted living communities added during the fourth quarter, is expected to approximate $15.7 million per quarter, absent any subsequent refinancing or transactional activity.

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

Gain on the Sale of Assets. Gain on the sale of assets for the year ended December 31, 2003 was $23.2 million. This gain resulted from the sale-manageback of a retirement center in September 2003.

Interest Expense.    Interest expense was $31.5 million for the year ended December 31, 2004, compared to $53.6 million for the year ended December 31, 2003, a decrease of $22.1 million, or 41.2%. This decrease was primarily the result of:

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

Income Taxes.   The provision for income taxes was an expense of $2.4 million for the year ended December 31, 2004, and $2.7 million for the year ended December 31, 2003. These taxes are largely the result of tax on gains recognized in connection with the July 2004 and September 2003 sale and sale-leaseback transactions. We have a valuation allowance against deferred tax assets of approximately $66.1 million as of December 31, 2004, which increased by approximately $10.1 million during calendar year 2004. As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized. If we continue to improve our reported and expected results, we expect that we will meet the “more likely than not” recoverability criteria in the future. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $66.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $2.4 million and $1.8 million for the year ended December 31, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with new accounting literature (see Note 10 to our consolidated financial statements). A $0.9 million reduction in minority interest was attributable to the July 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those three communities). Offsetting this decrease is an increase of $1.5 million, which was attributable to increased entrance fee sales for the year ended December 31, 2004 versus December 31, 2003 at Freedom Square.

Net Loss. We experienced a net loss of $11.3 million, or $0.48 loss per diluted share, for the year ended December 31, 2004, compared to a net loss of $16.1 million, or $0.88 loss per diluted share, for the year ended December 31, 2003.

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

•
While our 2003 income statement showed significant improvement in operating income versus the prior year, we continued to incur high costs related to interest and lease obligations, and incurred a net loss of $16.1 million, despite $23.2 million of gains on the sale of certain properties.

•	During the fourth quarter of 2003 we reported a net loss of $6.5 million, which was not affected by significant deferred gains on the sale of properties.

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

Lease Expense. Lease expense was $46.5 million for the year ended December 31, 2003, compared to $71.9 million for the year ended December 31, 2002, a decrease of $25.4 million or 35.3%.

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

Gain on the Sale of Assets. Gain on the sale of assets for the year ended December 31, 2003 was $23.2 million. This gain resulted from the sale-manageback of a retirement center in September 2003.
39

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

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.8 million for the year ended December 31, 2003, compared to $0.4 million of losses for the year ended December 31, 2002. These amounts were attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square managed community.

Net Loss. We experienced a net loss of $16.1 million, or $0.88 loss per diluted share for the year ended December 31, 2003, compared to a net loss of $94.4 million, or $5.46 loss per diluted share, for the year ended December 31, 2002. The 2003 net loss is net of a gain on sale of assets of $23.2 million. The 2002 net loss includes the impact of various charges related to the completion of the 2002 Refinancing Plan.

Quarterly Results

As discussed in Note 2 to our consolidated financial statements, we restated our Consolidated Balance Sheets as of December 31, 2004 and 2003 and the related Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Loss, and Cash Flows for each of the three fiscal years in the period ended December 31, 2004. Accordingly, the quarterly results for the fiscal periods presented below have been restated to conform to current year presentation.

The following table presents certain quarterly operating results for each of our last eight fiscal quarters, derived from our unaudited financial statements (in thousands, except per share data). We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2004 Quarter Ended

	March 31			June 30

	As previously filed	Adjustments	Restated	As previously filed	Adjustments	Restated

Statements of Operations Data:
Total revenues	109,143	—	109,143	110,149	—	110,149
Operating income	5,190	398	5,588	7,013	292	7,305
Net income (loss)	(4,800)	293	(4,507)	(2,546)	286	(2,260)

Income (loss) per share:
Basic	(0.23)	0.02	(0.21)	(0.10)	0.01	(0.09)
Weighted average basic shares outstanding	21,258	—	21,258	24,290	—	24,290
Diluted	(0.23)	0.02	(0.21)	(0.10)	0.01	(0.09)
Weighted average diluted shares outstanding	21,258	—	21,258	24,290	—	24,290

	2004 Quarter Ended

	September 30 (1)			December 31

	As previously filed	Adjustments	Restated	As previously filed	Adjustments	Restated

Statements of Operations Data:
Total revenues	112,049	—	112,049	116,268	—	116,268
Operating income	2,759	234	2,993	5,586	285	5,871
Net income (loss)	(6,944)	282	(6,662)	1,805	307	2,112

Income (loss) per share:
Basic	(0.28)	0.01	(0.27)	0.07	0.01	0.08
Weighted average basic shares outstanding	24,665	—	24,665	24,977	—	24,977
Diluted	(0.28)	0.01	(0.27)	0.07	0.01	0.08
Weighted average diluted shares outstanding	24,665	—	24,665	26,606	—	26,606

	Year Ended December 31, 2004

	As previously filed	Adjustments	Restated

Statements of Operations Data:
Total revenues	447,609	—	447,609
Operating income	20,548	1,209	21,757
Net income (loss)	(12,485)	1,168	(11,317)

Income (loss) per share:
Basic	(0.52)	0.04	(0.48)
Weighted average basic shares outstanding	23,798	—	23,798
Diluted	(0.52)	0.04	(0.48)
Weighted average diluted shares outstanding	23,798	—	23,798
41

	2003 Quarter Ended

	March 31			June 30

	As previously filed	Adjustments	Restated	As previously filed	Adjustments	Restated

Statements of Operations Data:
Total revenues	96,446	—	96,446	98,374	—	98,374
Operating income	4,048	141	4,189	4,161	223	4,384
Net income (loss)	(10,970)	199	(10,771)	(9,484)	144	(9,340)

Income (loss) per share:
Basic	(0.63)	0.01	(0.62)	(0.53)	0.01	(0.52)
Weighted average basic shares outstanding	17,343	—	17,343	18,051	—	18,051
Diluted	(0.63)	0.01	(0.62)	(0.53)	0.01	(0.52)
Weighted average diluted shares outstanding	17,343	—	17,343	18,051	—	18,051

	2003 Quarter Ended

	September 30 (2)			December 31

	As previously filed	Adjustments	Restated	As previously filed	Adjustments	Restated

Statements of Operations Data:
Total revenues	101,401	—	101,401	103,756	—	103,756
Operating income	2,945	23,737	26,682	3,505	232	3,737
Net income (loss)	9,880	588	10,468	(6,740)	249	(6,491)

Income (loss) per share:
Basic	0.53	0.03	0.56	(0.36)	0.02	(0.34)
Weighted average basic shares outstanding	18,739	—	18,739	18,962	—	18,962
Diluted	0.40	0.03	0.43	(0.36)	0.02	(0.34)
Weighted average diluted shares outstanding	24,578	—	24,578	18,962	—	18,962

	Year Ended Dec 31, 2003

	As previously filed	Adjustments	Restated

Statements of Operations Data:
Total revenues	399,977	—	399,977
Operating income	14,659	24,333	38,992
Net income (loss)	(17,314)	1,180	(16,134)

Income (loss) per share:
Basic	(0.95)	0.07	(0.88)
Weighted average basic shares outstanding	18,278	—	18,278
Diluted	(0.95)	0.07	(0.88)
Weighted average diluted shares outstanding	18,278	—	18,278

(1)
During the quarter ended September 30, 2004, we recorded a write-off of $3.3 million of unamortized financing costs (in interest expense) relating to the early prepayment of debt. See Note 10 to our consolidated financial statements.

(2)	During the quarter ended September 30, 2003, we recorded $23.2 million of gain on sale related to the sale of a retirement center. See Note 10 to our consolidated financial statements.
42

Liquidity and Capital Resources

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, entrance fee refund requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, certain proceeds from the sale of entrance fees, and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with 14.9% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We have substantial payment commitments on our outstanding debt, lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
We have total debt of $335.1 million at December 31, 2004. We also guaranty $18.5 million of third party senior debt in connection with a retirement center and a free-standing assisted living community that we operate.

•
Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $26.8 million, including payments of $10.4 million of maturity payments due during the twelve months ended December 31, 2005. We intend to pay for these amounts as they come due primarily from cash provided by operations.

•
As of December 31, 2004, we lease 45 of our communities (35 operating leases and 10 leases accounted for as capital lease or lease financing obligations). We also lease certain equipment. As a result, we have significant lease payments. Our lease financing obligations include payments of $16.5 million that are due in the twelve months ended December 31, 2005. During the twelve months ending December 31, 2005, we are also obligated to make minimum rental payments of approximately $70.1 million under long-term operating leases. We intend to pay these lease obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

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

As of December 31, 2004, we had approximately $28.5 million in unrestricted cash and cash equivalents and $50.1 million in restricted cash. At December 31, 2004, we had $101.8 million of negative working capital, which includes the reclassification of $113.0 million of entrance fees and $4.8 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 10% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. Furthermore, we expect that any entrance fee liabilities due within the next twelve months will be funded from a portion of the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $31.2 million of cash during 2004.

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $50.3 million.

We may consider, from time to time, development or acquisition of additional senior living communities or other assets. We plan to add additional units to our portfolio, primarily through the expansion of our existing retirement center communities. We currently have expansion projects in various stages of development relating to our communities. Several of these are expected to begin construction during 2005, and would increase our unit capacity over the next several years (beginning in 2006). These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

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

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2004, since 81.2% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs. As a result of operating losses, we have not incurred significant tax payments in recent years. Taxable gains on various sale-leaseback transactions have fully utilized our U.S. federal tax loss carryforwards during 2004, and we expect to be a taxpayer for 2005 and future years.

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

We have primarily used a combination of mortgage financing, lease financing, and convertible debentures to finance our cash needs over the past several years. In the future, subject to our performance and market conditions, we would expect to utilize various types of financing including mortgage financing, lease financing, and public debt or equity offerings as well.

Tax Valuation Allowance

As of December 31, 2004, we have a valuation allowance against deferred tax assets of approximately $66.1 million. As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized.

If we continue to improve our reported and expected results, we expect that we will meet the “more likely than not” recoverability criteria in the future. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $66.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

Cash Flow, Investing and Financing Activity

During the year ended December 31, 2004, we experienced a positive net cash flow of $11.3 million. Net cash provided by operating activities was $39.1 million, net cash used by investing activities was $13.6 million and net cash used by financing activities was $14.3 million. Our unrestricted cash balance was $28.5 million as of December 31, 2004, as compared to $17.2 million as of December 31, 2003. Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from refinancing transactions, while cash was used primarily for debt service and lease obligations, debt repayments, capital expenditures and working capital.

Net cash provided by operating activities increased from $17.2 million for the year ended December 31, 2003 to $39.1 million for the year ended December 31, 2004, an improvement of $21.9 million, primarily as a result of improved operational results, exclusive of 2003 gain on sale of assets, and increased cash from the non-refundable portion of entrance fee sales.

Net cash from entrance fee sales, net of refunds paid on entrance fee terminations, was $31.2 million for the year ended December 31, 2004, versus $26.7 million for the year ended December 31, 2003 and $21.5 million for the year ended December 31, 2002:

Net cash provided by entrance fee sales:	For the years ended December 31,
(in thousands)	2004	2003	2002

	(restated)	(restated)	(restated)

Cash flows from operating activities:
Proceeds from entrance fee sales - deferred income	31,992	30,588	24,887

Cash flows from financing activities:
Proceeds from entrance fee sales - refundable portion	12,069	11,202	8,519
Refunds of entrance fee terminations	(12,871)	(15,107)	(11,862)

Net cash provided by entrance fee sales	31,190	26,683	21,544

Although accounting rules require that refundable portion of entrance fees and a portion of deferred entrance fee income are shown as a current liability (which total $113.0 million as of December 31, 2004), we expect that not only will any refunds due within the next year be offset by new entrance fee sales, but that new sales will continue to be a significant source of cash to us.

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

Net cash used by financing activities was $14.3 million for the year ended December 31, 2004, compared with $8.3 million of cash used during the year ended December 31, 2003. During the year ended December 31, 2004, we received proceeds of $54.1 million from issuance of long term debt and $120.5 million from lease financing obligations. During 2004, we made principal payments on our indebtedness of $185.0 million, paid $0.6 million of financing costs and made distributions to minority interest holders of $4.2 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $1.2 million during 2004.

During 2003, we experienced a negative net cash flow of $1.5 million. Net cash provided by operating activities was $17.2 million, net cash used by investing activities was $10.5 million and net cash used by financing activities was $8.3 million. Our unrestricted cash balance was $17.2 million as of December 31, 2003, as compared to $18.7 million as of December 31, 2002. Primarily, cash was provided from improved operating results and strong entrance fee sales, proceeds from refinancing transactions and asset sales, while cash was used primarily for debt service and lease obligations, working capital and capital expenditures. Our net cash provided by operating activities was $0.1 million for 2002, compared to $17.2 million for 2003, and was primarily a result of improving operational results, and increased cash from the non-refundable portion of entrance fee sales.

Future Cash Commitments The following tables summarize our total contractual obligations and commercial commitments as of December 31, 2004 (amounts in thousands):

	Payments Due by Twelve Months Ended December 31,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations	$135,956	$10,372	$15,114	$13,757	$26,343	$2,594	$67,776
Lease financing obligations	199,126	16,474	17,052	17,603	18,411	19,348	110,238
Operating lease obligations	840,331	70,144	71,505	72,891	72,138	73,651	480,002
Refundable entrance fee obligations(1)	79,148	8,706	8,706	8,706	8,706	8,706	35,618

Total contractual obligations	$1,254,561	$105,696	$112,377	$112,957	$125,598	$104,299	$693,634

Interest income on notes receivable(2)	(23,889)	(1,079)	(1,068)	(1,057)	(1,047)	(1,032)	(18,606)

Contractual obligations, net	$1,230,672	$104,617	$111,309	$111,900	$124,551	$103,267	$675,028

	Amount of Commitment Expiration Per Period

	Total	2005	2006	2007	2008	2009	Thereafter

Guaranties(3)	$18,459	$491	$8,683	$368	$398	$432	$8,087

Total commercial commitments	$18,459	$491	$8,683	$368	$398	$432	$8,087

(1)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are offset by the proceeds received from resale of the vacated apartment units. Historically, proceeds from resale of entrance fee units each year completely offset refunds paid and generate cash to us.

(2)	A portion of the lease payments noted in the above table is repaid to us as interest income on a note receivable from the lessor.

(3)
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

	Payments Due by Twelve Months Ended December 31,

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations	$135,956	$10,372	$15,114	$13,757	$26,343	$2,594	$67,776
Adjustments from subsequent events(1)	(22,890)	—	(5,650)	—	(17,240)	—	—

Long-term debt, as adjusted	113,066	10,372	9,464	13,757	9,103	2,594	67,776

Lease financing obligations	199,126	16,474	17,052	17,603	18,411	19,348	110,238

Operating lease obligations	840,331	70,144	71,505	72,891	72,138	73,651	480,002
Adjustments from subsequent events(2)	(8,800)	(1,161)	(1,178)	(1,195)	(1,212)	(1,229)	(2,825)

Operating leases, as adjusted	831,531	68,983	70,327	71,696	70,926	72,422	477,177

Refundable entrance fee obligations (3)	79,148	8,706	8,706	8,706	8,706	8,706	35,618

Total contractual cash obligations	$1,222,871	$104,535	$105,549	$111,762	$107,146	$103,070	$690,809

Interest income on notes receivable	(23,889)	(1,079)	(1,068)	(1,057)	(1,047)	(1,032)	(18,606)

Contractual obligations, net as adjusted	$1,198,982	$103,456	$104,481	$110,705	$106,099	$102,038	$672,203

(1)	Reduction amounts represent the impact of the repayment of $22.9 million of mortgage notes. See Note 21 to our consolidated financial statements.

(2)
Reduction amounts represent the impact of the acquisition of a free-standing assisted living community which had previously been leased, resulting in the termination of an $8.8 million lease obligation. See Note 21 to our consolidated financial statements.

(3)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are offset by the proceeds received from resale of the vacated apartment units. Historically, proceeds from resale of the entrance fee units each year completely offset refunds paid and generate cash to us.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by our management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant accounting policies used in the preparation of our financial statements are more fully described in Note 3 to our consolidated financial statements. Our critical accounting policies are described below.

Revenue Recognition and Assumptions at Entrance Fee Communities

Our six entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

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

Tax Valuation Allowance

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2004, we have a valuation allowance against deferred tax assets of approximately $66.1 million. When we determine that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase shareholder’s equity in the period such determination is made. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

Lease Accounting

We determine whether to account for our leases as either operating or financing leases depending on the underlying terms. As of December 31, 2004, we operated 45 of our senior living communities under long-term leases (35 operating and 10 lease financing obligations). The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, our effective cost of funds, the economic life of the community and certain other terms in the lease agreements. As stated in Note 3 to our Consolidated Financial Statements, communities under operating leases are accounted for in our statement of operations as lease expense for actual rent paid plus or minus any increases or decreases in lease escalators where such escalators are not dependent upon factors directly related to the future use of the leased property. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet based on either the present value of the lease payments or the gross proceeds received and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligation and the lease asset is depreciated over the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale lease-back transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs.

Certain of our leases provide for various additional lease payments, as well as renewal options. Many of our leases contain fixed or formula based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, we recognize all rent-free or rent holiday periods in operating leases on a straight-line basis over the lease term, including the rent holiday period.

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

Purchase Options

Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or when we determine it is no longer probable that the property will be acquired. We currently have purchase options related to two communities with an aggregate recorded value of $9.3 million. Based upon variable termination clauses dependent upon occupancy, an option with a recorded value of $8.3 million will expire in July 2017 and an option with a recorded value of $1.0 million will expire in December 2012. We intend to exercise these purchase options. If it is determined at some future time that we no longer intended to exercise these options, that we will transfer them for other consideration, or that their value was impaired, a loss would be recorded at that time.

Recognition of Contingent Earn-outs

During 2002 and 2001, as part of eight sale lease-back transactions with a third party buyer, contingent earn-outs of $5.3 million (out of a maximum of $15.7 million) were recorded. The earn-out provisions of the lease agreements specify certain criteria that must be met to receive the earn-out consideration. Based upon our review of the earn-out criteria, we believe that these estimated amounts are realizable, however, actual results may differ from these estimates under different assumptions or conditions. Management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. We currently use the intrinsic value method of APB 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options as we grant stock options with exercise prices equal to our common stock market price on the date of the grant. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value based method. If not further revised or required implementation delayed, the effective date of this standard for us will be June 15, 2005. We will elect to expense stock options using the modified prospective transition method prescribed in SFAS 123 (Revised). The modified prospective transition method requires expense to be recognized fo r new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The weighted average fair value of options granted during 2004, 2003 and 2002 was $2.40, $1.02 and $0.95, respectively. Considering 2004 market trends, we expect this average to continue to increase. At December 31, 2004, we had 0.7 million unvested options outstanding, of which 0.1 million vest during the second half of 2005. We are currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. The application of this new guidance will result in an increase in compensation related expense beginning July 1, 2005

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We have three variable interest entities with which we hold a significant variable interest.

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

During 2001 and 2000, we acquired leasehold interests in six Free-standing ALs owned by affiliates of John Morris, one of our directors. A $7.6 million, 9.625% fixed interest only note, due October 1, 2008 was issued to Dr. Morris’ affiliates. This note, and certain similar notes, are secured by our interest in a Retirement Center located in Richmond, Virginia and a Free-standing AL in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities. On January 26, 2005, we repaid this note and two similar notes (total repayment of $17.2 million) using proceeds from our January 2005 equity offering. See Note 21 to our consolidated financial statements.

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

After the completion of the purchase of the real estate interest of FPCC, we have no other related party transactions.

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

Risks Associated with Forward Looking Statements

This Form 10-K/A contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease obligations; our projections of revenue, income or loss, capital expenditures, interest rates, and future operations; our anticipated expansions, development or acquisition activity; and the availability of insurance programs to us or the adequacy of such programs. All forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties described in this report under the caption “Risk Factors.”

Should one or more of those risks materialize, actual results could differ materially from those forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of these assumptions could prove to be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our forecasts, expectations, objectives or plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Risk Factors

We have substantial debt and operating lease obligations which will require significant amounts of cash each year.

We are highly leveraged with a substantial amount of debt and lease obligations. Our cash needs for our lease and interest payments and principal payments on outstanding debt will remain high for the foreseeable future. At December 31, 2004, we had long-term debt, including current portion, of $335.1 million. During the twelve months ending December 31, 2005, we are obligated to pay minimum rental obligations of approximately $70.1 million under long-term operating leases and have current scheduled debt principal payments of $26.8 million. At December 31, 2004, we had $28.5 million of unrestricted cash and cash equivalents, $50.1 million of restricted cash and $101.8 million of negative working capital. For the year ended December 31, 2004, our net cash provided by operations was $39.1 million.

There can be no assurance that we will be able to generate sufficient cash flows from operations and entrance fee sales to meet required interest, principal, and lease payments in future periods. Any payment or other default with respect to such obligations could cause lenders to and accelerate payment obligations or to foreclose upon our communities securing such indebtedness or, in the case of any of our operating leases, terminate the lease, with a consequent loss of income and asset value to us. Furthermore, because of cross-default and cross-collateralization provisions in certain debt instruments and leases, a default by us on one of our obligations could result in default or acceleration of other obligations. Certain of our debt agreements and leases contain various financial and other restrictive covenants, which may limit our flexibility in operating our business. Failure to remain in compliance with the covenants and obligations contained in our debt instruments and leases could have a material adverse impact on us.

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

We may be adversely affected by the termination of residency and care agreements with our residents.

Our residency and care agreements with our independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice). Although most residents remain for many years, we do not contract with residents for longer periods of time. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be adversely affected. Although most entrance fee residents remain for many years, our entrance fee agreements are also terminable upon death or with thirty days notice. If a large number of entrance fee agreements were terminated around the same time, triggering certain refund liabilities, and we were unable to resell the apartment units quickly or at reasonable price levels, our cash flows could be adversely affected.

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

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2004, our management is required to furnish a report regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these new requirements is extremely expensive, time consuming, and subject to ongoing regulatory change. The existence of one or more material weaknesses, management’s conclusion that its internal controls over financial reporting are not effective, or the inability of our auditors to express an opinion or attest that our management’s report is fairly stated, could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk  We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. Generally we do not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. At December 31, 2004, we have $62.9 million of variable rate debt. Each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $629,000.

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

Item 8. Financial Statements and Supplementary Data

                   Schedule II – Valuation and Qualifying Accounts, as restated
                   Schedule IV – Mortgage Loans on Real Estate

                   All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II – Valuation and Qualifying Accounts and financial statement Schedule IV – Mortgage Loans on Real Estate as of December 31, 2004 and for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2004, the Company changed its method of accounting for variable interest entities in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Retirement Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005, except as to the third through final paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of June 7, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/ KPMG LLP

Nashville, Tennessee
March 2, 2005, except as to the restatement discussed in Note 2 to the consolidated financial statements, which is as of June 7, 2005
59

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31

	2004	2003

	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,454	$17,192
Restricted cash	25,270	20,947
Accounts receivable, net of allowance for doubtful accounts	16,175	14,902
Inventory	1,364	1,308
Prepaid expenses	2,667	3,900
Deferred income taxes	2,873	1,689
Assets held-for-sale	321	6,426
Other current assets	8,169	10,989

Total current assets	85,293	77,353

Restricted cash, excluding amounts classified as current	24,864	22,654
Land, buildings and equipment, net	496,297	533,145
Notes receivable	18,563	18,925
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	29,362	33,207
Other assets	55,636	50,747

Total assets	$746,478	$772,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,372	$10,782
Current portion of capital lease and lease financing obligations	16,474	5,433
Debt associated with assets held-for-sale	—	7,000
Accounts payable	5,937	4,800
Accrued interest	988	3,330
Accrued payroll and benefits	10,125	10,536
Accrued property taxes	8,872	10,742
Other accrued expenses	8,035	8,234
Other current liabilities	8,505	9,140
Tenant deposits	4,804	4,751
Refundable portion of entrance fees	79,148	72,980
Deferred entrance fee income	33,800	30,004

Total current liabilities	187,060	177,732

Long-term debt, less current portion	125,584	252,906
Capital lease and lease financing obligations, less current portion	182,652	95,414
Deferred entrance fee income	111,386	109,809
Deferred gains on sale-leaseback transactions	98,876	92,596
Deferred income taxes	3,255	4,113
Other long-term liabilities	17,751	16,054

Total liabilities	726,564	748,624

Minority interest	14,213	21,885

Commitments and contingencies (See notes)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 25,636,429 and 19,670,501 shares issued and outstanding, respectively	252	197
Additional paid-in capital	168,092	150,896
Accumulated deficit	(160,425)	(149,108)

Deferred compensation, restricted stock	(2,218)	—

Total shareholders’ equity	5,701	1,985

Total liabilities and shareholders’ equity	$746,478	$772,494

See accompanying notes to consolidated financial statements.
60

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
	Years ended December 31,

	2004	2003	2002

	(restated)	(restated)	(restated)
Revenues:
Resident and health care	$443,443	$396,307	$356,859
Management and development services	1,882	1,522	1,138
Reimbursed expenses	2,284	2,148	2,112

Total revenues	447,609	399,977	360,109

Operating expenses:
Community operating expenses	300,797	280,808	263,864
General and administrative	28,671	25,410	26,721
Lease expense	60,076	46,484	71,901
Depreciation and amortization	31,148	26,867	24,079
Amortization of leasehold acquisition costs	2,917	2,421	11,183
Asset impairments	—	—	9,877
(Gain) loss on sale of assets	(41)	(23,153)	1,812
Reimbursed expenses	2,284	2,148	2,112

Total operating expenses	425,852	360,985	411,549

Operating income (loss)	21,757	38,992	(51,440)

Other income (expense):
Interest expense	(31,477)	(53,570)	(48,855)
Interest income	2,783	2,762	4,460
Lease income	326	324	2,627
Other	121	(192)	(1,121)

Other expense, net	(28,247)	(50,676)	(42,889)

Loss before income taxes and minority interest	(6,490)	(11,684)	(94,329)

Income tax expense	2,421	2,661	487

Loss before minority interest	(8,911)	(14,345)	(94,816)

Minority interest in (earnings) losses of consolidated subsidiaries, net of tax	(2,406)	(1,789)	423

Net loss	$(11,317)	$(16,134)	$(94,393)

Basic and diluted loss per share	$(0.48)	$(0.88)	$(5.46)

Weighted average shares used for basic and diluted loss per share data	23,798	18,278	17,294

See accompanying notes to consolidated financial statements.
61

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (in thousands)
	Common stock		Additional paid-in capital	Accumulated deficit (restated)	Deferred Compensation	Total shareholders’ equity (restated)

	Shares	Amount

Balance at December 31, 2001, as previously reported	17,276,520	$173	$145,590	$(38,215)	$—	$107,548

Cumulative effect on prior years of restatement	—	—	—	$(366)	—	$(366)

Balance at December 31, 2001	17,276,520	173	145,590	(38,581)	—	$107,182

Net and comprehensive loss, restated	—	—	—	(94,393)		(94,393)
Issuance of common stock pursuant to associate stock purchase plan	64,671	—	116	—	—	116

Balance at December 31, 2002	17,341,191	$173	$145,706	$(132,974)	$—	$12,905

Net and comprehensive loss, restated	—	—	—	(16,134)	—	(16,134)
Issuance of common stock pursuant to associate stock purchase plan	62,793	1	111	—	—	112
Issuance of common stock for conversion of convertible debentures	2,266,517	23	5,079	—	—	5,102

Balance at December 31, 2003	19,670,501	$197	$150,896	$(149,108)	$—	$1,985

Net and comprehensive loss, restated	—	—	—	(11,317)	—	(11,317)
Issuance of common stock pursuant to associate stock purchase plan	155,042	2	598	—	—	600
Issuance of common stock pursuant to employee stock option exercise, including related income tax benefit	561,988	5	2,813	—	—	2,818
Issuance of common stock for conversion of convertible debentures	4,808,898	48	11,167	—	—	11,215
Issuance of restricted stock	440,000	—	2,618	—	(2,618)	—
Amortization of restricted stock	—	—	—	—	400	400

Balance at December 31, 2004	25,636,429	$252	$168,092	$(160,425)	$(2,218)	$5,701

See accompanying notes to consolidated financial statements.
62

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Years ended December 31,

	2004	2003	2002

	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(11,317)	$(16,134)	$(94,393)
Adjustments to reconcile net loss to cash and cash
equivalents provided by operating activities:
Depreciation and amortizationion	34,065	29,288	35,262
Amortization of deferred financing costs	4,700	2,259	2,708
Residual value guarantee loss, included in lease expense	—	—	30,793
Asset impairments	—	—	9,877
Entrance fee items:
Amortization of deferred entrance fee income	(17,502)	(15,423)	(14,802)
Proceeds from entrance fee sales - deferred income	31,992	30,588	24,887
Deferred income tax benefit	(484)	1,645	(17)
Accrual of deferred interest	—	1,996	2,971
Amortization of deferred gain on sale-leaseback transactions	(10,902)	(4,960)	(3,398)
Amortization of deferred compensational	400	—	—
Minority interest in earnings (loss) of consolidated subsidiaries	2,406	1,789	(423)
Tax benefit from exercise of stock options	432	—	—
Losses from unconsolidated joint ventures	278	478	582
(Gain) loss on sale of assets	(41)	(23,153)	1,812
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(1,273)	(792)	(28)
Inventory	(56)	183	(70)
Prepaid expenses	1,233	188	(877)
Other assets	2,303	5,825	1,392
Accounts payable	1,137	(1,093)	(2,214)
Accrued interest	(204)	392	1,036
Other accrued expenses and other current liabilities	(190)	(99)	10,376
Tenant deposits	53	(237)	(1,151)
Deferred lease liability	5,285	3,472	(62)
Other liabilities	(3,184)	1,033	(4,162)

Net cash and cash equivalents provided by operating activities	39,131	17,245	99

Cash flows from investing activities:
Additions to land, buildings and equipment	(19,262)	(16,467)	(34,438)
Proceeds from the sale of assets	12,594	8,405	25,048
Purchase of restricted cash	(22,551)	(29,734)	(30,431)
Proceeds from restricted cash	14,540	27,353	54,475
Net change in other restricted cash accounts	342	(391)	(1,399)
Issuance of notes receivable	—	(4)	(18,497)
Receipts from notes receivable	362	255	16,679
Other investing activities	358	112	(1,281)
Expenditures for leasehold acquisitions, net of cash received	—	—	(612)

Net cash and cash equivalents (used) provided by investing activities	(13,617)	(10,471)	9,544
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	54,100	19,267	278,892
Proceeds from lease financing	120,500	—	—
Principal payments on long-term debt	(184,962)	(17,551)	(285,450)
Principal reductions in master trust liability	(1,234)	(1,389)	(1,356)
Refundable entrance fee items:
Proceeds from entrance fee sales - refundable portion	12,069	11,202	8,519
Refunds of entrance fee terminations	(12,871)	(15,107)	(11,862)
Expenditures for financing costs	(625)	(978)	(8,597)
Proceeds from equity investment	—	—	12,250
Distributions to minority interest holders	(4,215)	(3,228)	(246)
Contingent earnouts	—	(594)	(3,560)
Proceeds from the issuance of common stock	2,986	112	116

Net cash and cash equivalents used by financing activities	(14,252)	(8,266)	(11,294)

See accompanying notes to consolidated financial statements.
63

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (in thousands)
	Years ended December 31,

	2004	2003	2002

	(restated)	(restated)	(restated)

Net increase (decrease) in cash and cash equivalents	$11,262	$(1,492)	$(1,651)

Cash and cash equivalents at beginning of year	17,192	18,684	20,335

Cash and cash equivalents at end of year	$28,454	$17,192	$18,684

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$24,338	$40,449	$38,561

Income taxes paid	$4,838	$1,761	$241

Supplemental disclosure of non-cash transactions:

During the respective years, the Company acquired/(sold) certain communities and interests in real property and improvements, entered into and amended certain lease agreements, and sold a land parcel. In conjunction with these transactions, assets and liabilities increased/(decreased) as follows:

	Years ended December 31,

	2004	2003	2002

Land, buildings and equipment	$16,165	$(18,006)	$202,165
Other assets	(7,131)	(821)	(99,106)
Accrued interest and other liabilities	(6,926)	(13,127)	54,196
Deferred gain on sale-leaseback transaction	16,568	—	—
Long-term debt	—	(4,879)	48,863
Minority interest	(6,082)	—	—

During the year ended December 31, 2004, contingent earn-out agreements related to two free-standing assisted living communities (which were sold and leased-back in 2002) expired. These agreements constituted continuing involvement at the time of the lease, thus the transaction was recorded as a lease financing. The expiration of these contingent earn-out agreements results in operating lease treatment for the two free-standing assisted living communities. As a result, land, buildings and equipment and debt changed as follows:

	Years ended December 31,

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

	Years ended December 31,

	2004	2003	2002

Accrued interest	$383	$(5,102)	$—
Long-term debt	10,820	23	—
Common stock	48	5079	—
Additional paid-in capital	13,773	—	—
Deferred compensation, restricted stock	2,618	—	—

See accompanying notes to consolidated financial statements.
64

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED

(1)  Organization and Presentation

The accompanying financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004, include the consolidated financial statements of American Retirement Corporation (“ARC”) and its wholly-owned and majority owned subsidiaries (ARC and such subsidiaries being collectively referred to as the “Company”) that operate, own and manage senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary or the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities’ assets and operations, notwithstanding, in some cases, a lack of majority ownership. During 2003, new accounting literature expanded the circumstances in which certain variable interest entities may be required to be consolidated. See Note 3. Under this literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the managed communities and is the primary beneficiary of the managed entities’ operations. As a result, beginning January 1, 2004, the Company consolidated the results of a managed community (Freedom Square), and has restated all prior periods presented to conform to this presentation. All significant inter-company balances and transactions have been eliminated in consolidation.

 (2)  Restatement of Consolidated Financial Statements

American Retirement Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission (SEC) on May 5, 2005, which stated that the Company may need to restate its previously filed financial statements as a result of the Company’s review of certain accounting matters, including the balance sheet classification of certain of the Company’s entrance fee refund obligations. On June 8, 2005, the Company filed a Current Report on Form 8-K indicating that it had determined, after discussions with the SEC, that such restatement was necessary. The Company is restating the Company’s consolidated statements of operations, statements of shareholders’ equity and comprehensive loss and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and its balance sheets as of December 31, 2004 and 2003 and for the quarterly periods of the fiscal years ended December 31, 2004 and 2003.

The restatement is limited to the following areas:

The Company has reclassified certain entrance fee refund obligations from long-term liabilities to current liabilities. Historically, the Company has recorded the refundable amount of entrance fees in its balance sheet as a long-term liability. The residency and care agreements at its entry fee communities may be terminated by residents upon thirty days notice. In addition, many of these agreements require it to refund a portion of the original entrance fee amount within a specified number of days (less than one year) after the agreement is terminated. As a result of these provisions, KPMG LLP, the Company’s independent registered public accounting firm, recently questioned whether certain of these refund obligations should be considered “callable” under SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, and therefore whether they should be classified as a current liability.

The Company believed that classifying these refund obligations as long-term liabilities was consistent with prevailing and long-standing industry understanding and practice, and industry-specific accounting guidance and literature (including Statement of Position 90-8) issued subsequent to SFAS No. 78. Consequently, the Company requested guidance from the staff of the SEC regarding the issue, which it believes will affect other participants in its industry segment that have similar entrance fee arrangements. The staff of the SEC, in turn, conferred with the staff of the Financial Accounting Standards Board on the issue. After consultation with KPMG LLP and the staff of the SEC, the Company concluded that a restatement of its balance sheet classification of certain entrance fee refund liabilities from long-term liabilities to current liabilities was necessary, even though its prior presentation was consistent with industry practice.

The amount of entrance fee liabilities reclassified to a current liability includes the Refundable Portion of Entrance Fees, as well as the portion of Deferred Entrance Fee Income that is still temporarily subject to refund. The Deferred Entrance Fee Income becomes non-refundable to a resident generally over a period of two to four years, in accordance with the terms of the residency agreements and with state regulations.

The Company is also making the following reclassifications:

(1) Reclassification of certain tenant deposits from long-term liabilities to current liabilities. Consistent with the revised classification of entrance fee refund obligations, tenant deposits (consisting of security deposits, wait list and other deposits) are also being reclassified from a long-term liability to a current liability.

(2) Reclassification of gain or loss on sale of assets to a component of operating income or loss, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Gain or loss on sale of assets had previously been shown as a component of other income or expense and certain net amount in investing section are now shown as gross amounts. The reclassification has no effect on net income or loss.

(3) Reclassification of certain entrance fee and accrued interest items between the operating and financing sections of the statement of cash flows. The refundable portion of proceeds from entrance fee sales and all payments of refunds on entrance fee terminations are now shown as a component of cash provided/used by financing activities, instead of cash provided by operating activities. In addition, the accrual of deferred interest (on the mezzanine loan which was repaid during 2004) is reclassified as a component of cash provided by operating activities instead of cash provided/used by financing activities and certain net amounts in the investing section are now shown as gross amounts. These reclassifications have no impact on total net cash provided or used in any period.

In addition, the Company is making an adjustment to the straight-line lease accounting for certain leases and the related deferred tax impact. The Company recognizes rental expense on operating leases using straight-line lease accounting, which averages its lease payments over the base term of the lease, including certain lease escalators. These adjustments relate to accounting for certain prepaid rent and certain lease escalation provisions. These adjustments decrease lease expense for 2004, 2003 and 2002 by $1.2 million, $1.2 million, and $0.4 million, respectively,

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheets at December 31, 2004 and 2003, and the Company’s consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

Consolidated Balance Sheets	December 31,

(in thousands)	2004			2003

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Deferred income taxes	$1,752	1,121	$2,873	2,936	(1,247)	$1,689
Total current assets	84,172	1,121	85,293	78,600	(1,247)	77,353
Other assets	56,270	(634)	55,636	51,289	(542)	50,747
Total assets	745,991	487	746,478	774,283	(1,789)	772,494

Refundable portion of deferred
entrance fees	—	79,148	79,148	—	72,980	72,980
Deferred entance fee income	—	33,800	33,800	—	30,004	30,004
Tenant deposits	—	4,804	4,804	—	4,751	4,751
Total current liabilities	69,308	117,752	187,060	69,997	107,735	177,732

Tenant deposits	4,804	(4,804)	—	4,751	(4,751)	—
Refundable portion of deferred
entrance fees	79,148	(79,148)	—	72,980	(72,980)	—
Deferred entance fee income	145,186	(33,800)	111,386	139,813	(30,004)	109,809
Deferred income taxes	2,134	1,121	3,255	5,360	(1,247)	4,113
Other long-term liabilities	20,731	(2,980)	17,751	17,774	(1,720)	16,054
Total liabilities	728,423	(1,859)	726,564	751,591	(2,967)	748,624

Accumulated deficit	(162,771)	2,346	(160,425)	(150,286)	1,178	(149,108)
Total shareholders’ equity	3,355	2,346	5,701	807	1,178	1,985
Total liabilities and
shareholders’ equity	745,991	487	746,478	774,283	(1,789)	772,494

Consolidated Statements of Operations	For the years ended December 31,

(in thousands, except per share data)	2004			2003			2002

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Total revenues	$447,609	$—	447,609	399,977	$—	399,977	360,109	$—	$360,109
Lease expense	61,244	(1,168)	60,076	47,664	(1,180)	46,484	72,265	(364)	71,901
(Gain) loss on sale of assets	—	(41)	(41)	—	(23,153)	(23,153)	—	1,812	1,812
Total operating expenses	427,061	(1,209)	425,852	385,318	(24,333)	360,985	410,101	1,448	411,549
Operating income (loss)	20,548	1,209	21,757	14,659	24,333	38,992	(49,992)	(1,448)	(51,440)

Gain (loss) on sale of assets	41	(41)	—	23,153	(23,153)	—	(1,812)	1,812	—
Other expense, net	(28,206)	(41)	(28,247)	(27,523)	(23,153)	(50,676)	(44,701)	1,812	(42,889)
Loss before income taxes and minority interest	(7,658)	1,168	(6,490)	(12,864)	1,180	(11,684)	(94,693)	364	(94,329)
Income tax expense	2,421	—	2,421	2,661	—	2,661	487	—	487
Net loss	(12,485)	1,168	(11,317)	(17,314)	1,180	(16,134)	(94,757)	364	(94,393)
Basic and diluted loss per share	(0.52)	0.04	(0.48)	(0.95)	0.07	(0.88)	(5.48)	0.03	(5.46)

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss	For the years ended December 31,

(in thousands)	2004			2003			2002

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Accumulated deficit	$(162,771)	$2,346	(160,425)	$(150,286)	$1,178	(149,108)	$(132,972)	$(2)	(132,974)
Net loss and comprehensive income	$(12,485)	$1,168	(11,317)	$(17,314)	$1,180	(16,134)	$(94,757)	$364	(94,393)
Total shareholders’ equity	3,355	$2,346	5,701	807	$1,178	1,985	12,907	$(2)	12,905
67

Consolidated Statements of Cash Flows	For the years ended December 31,

(in thousands)	2004			2003			2002

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Net loss	$(12,485)	$1,168	(11,317)	$(17,314)	$1,180	(16,134)	$(94,757)	$364	(94,393)
Entrance fee items:
Amortization of deferred entrance
fee income	(17,502)	—	(17,502)	(15,423)	—	(15,423)	(14,802)	—	(14,802)
Proceeds from entrance fee sales -
deferred income	44,061	(12,069)	31,992	41,790	(11,202)	30,588	33,406	(8,519)	24,887
Refunds of entrance fee terminations	(12,871)	12,871	—	(15,107)	15,107	—	(11,862)	11,862	—
Accrual of deferred interest	—	—	—	—	1,996	1,996	—	2,971	2,971
Other assets	2,212	91	2,303	5,736	89	5,825	1,305	87	1,392
Deferred lease liability	6,544	(1,259)	5,285	4,741	(1,269)	3,472	389	(451)	(62)
Net cash and cash equivalents provided (used) by operating activities	38,329	802	39,131	11,344	5,901	17,245	(6,215)	6,314	99

Net cash and cash equivalents (used) provided by investing activities	(13,617)	—	(13,617)	(10,471)	—	(10,471)	9,544	—	9,544

Accrual of deferred interest	—	—	—	1,996	(1,996)	—	2,971	(2,971)	—
Entrance fee items:
Proceeds from entrance fee sales -
refundable portion	—	12,069	12,069	—	11,202	11,202	—	8,519	8,519
Refunds of entrance fee terminations	—	(12,871)	(12,871)	—	(15,107)	(15,107)	—	(11,862)	(11,862)
Net cash and cash equivalents
used by financing activities	(13,450)	(802)	(14,252)	(2,365)	(5,901)	(8,266)	(4,980)	(6,314)	(11,294)

Net increase (decrease) in
cash and cash equivalents	11,262	—	11,262	(1,492)	—	(1,492)	(1,651)	—	(1,651)

Certain amounts and disclosures in Notes 3, 9, 10, 11, 12, 17 and 18 have been restated to reflect the reclassification and adjustments described above.

(3)  Summary of Significant Accounting Policies and Practices

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

Generally, a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the agreement. Since termination of a resident’s agreement can result in a refund being due in less than one year, the refundable portion of entrance fees (equal to the stated fixed minimum refund percentage) is recorded on the balance sheet as a current liability. The remaining portion of entrance fees is shown as deferred entrance fee income. While deferred entrance fee income is generally classified as a long-term liability on the balance sheet, the portion still subject to refund is shown as a current liability during the early years of a resident’s agreement (until the contractual provisions of the agreement move the potential refund down to the fixed minimum percentage stated in the agreement).

The deferred entrance fee income is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional services, which are also billed on a monthly basis, as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when earned.

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

For purposes of the Consolidated Statements of Cash Flows, purchases of restricted cash instruments and proceeds from the sale or release of such instruments are presented gross if their expected turnover or maturity exceeds three months. Activity for restricted cash accounts which have a turnover rate of three months or less is presented net.

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

(f)	Inventory : Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

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

(m)
Other Assets:  Other assets consist primarily of security deposits, unexercised nonrefundable purchase options, deferred financing costs, costs of acquiring lifecare contracts, deferred entrance fee receivables, contingent earn-outs, investments in joint ventures and investments in leased communities. Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements. Costs of acquiring initial lifecare contracts are amortized over the life expectancy of the initial residents of a lifecare community. Nonrefundable purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property acquired. Nonrefundable purchase options are expensed when they expire or earlier, if management determines it is no longer probable that the property will be acquired.  Contingent earn-outs represent management’s estimate of additional sale proceeds to be received from the counterparty in certain sale lease-back transactions which were accounted for as financing transactions. Investments in leased communities represent the Company’s investment in two retirement centers and one free-standing assisted living community and are accounted for using the equity method. Management periodically assesses the recoverability of the recorded balances of contingent earn-outs and adjusts the carrying amount to its revised estimate with a corresponding increase or decrease to interest expense.

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

(p)
Lease Classification:  The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating or financing leases. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company’s effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Lease expense attributable to communities under operating leases is recognized on a straight-line basis over the base lease term. Contingent rent that depends on factors directly related to the future use of leased property is accrued when it is deemed probable such amounts will be due. For communities under financing obligation arrangements, a liability is established on the balance sheet based on either the present value of the lease payments or the gross proceeds received and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the lease asset is depreciated over the term of the lease. In addition, the Company amortizes leasehold improvements over the shorter of their economic life or the base lease term. Sale lease-back transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs.

Certain of these leases provide for various additional lease payments, as well as renewal options. Many of these leases contain fixed or formula based rent escalators. To the extent that the formula based escalator is based on a fixed rate increase, lease payments are accounted for on a straight-line basis over the life of the lease. In addition, the Company recognizes all rent holidays in operating leases on a straight-line basis over the lease term, including the rent holiday period.

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

	Years Ended December 31,
	2004	2003	2002

	(restated)	(restated)	(restated)

Net loss, as reported	$(11,317)	$(16,134)	$(94,393)
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(946)	(557)	(1,763)

Pro forma net loss	$(12,263)	$(16,691)	$(96,156)

Loss per share:
Basic and diluted - as reported	$(0.48)	$(0.88)	$(5.46)
Basic and diluted - pro forma	$(0.52)	$(0.91)	$(5.56)

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

	Commencement of Operations	Nature of Activity	Ownership (Loss Exposure)		Unit Capacity
Community				Location	IL	AL	MI	SNF	Total

Freedom Square	July 1998	Managed	0.0%	Seminole, Florida	362	103	76	194	735

McLaren Homewood Village	April 2000	Joint Venture	37.5%	Flint, Michigan	—	80	37	—	117

Village of Homewood	April 1998	Joint Venture	50.0%	Lady Lake, Florida	—	32	15	—	47

					362	215	128	194	899

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

(4)  Assets Held-for-Sale

During the year ended December 31, 2002, the Company determined that a free-standing assisted living community and three land parcels previously held for development would be held-for-sale. The Company recorded $9.9 million of asset impairments during the year ended December 31, 2002 related to these held-for-sale assets. During 2003, the Company determined that two additional free-standing assisted living communities would be held-for-sale. The Company had $0.3 million, $6.4 million and $24.6 million of assets classified as held-for-sale at December 31, 2004, 2003 and 2002, respectively. At December 31, 2003, these assets consisted of $5.6 million related to the three land parcels which were originally purchased for development and $800,000 of other assets. Debt associated with assets held-for-sale at December 31, 2003 was $7.0 million, which was presented as current, as this debt was paid during 2004 from sale proceeds. See Note 10.

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

(5)  Restricted Cash

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

(6) Land, Buildings, and Equipment A summary of land, buildings, and equipment at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Land and improvements	$17,386	$17,913
Land leased to others	9,248	19,690
Land held for development	7,451	3,667
Buildings and improvements	492,309	528,046
Furniture, fixtures, and equipment	50,019	47,738
Leasehold improvements	13,077	9,456

	589,490	626,510
Less accumulated depreciation	(98,687)	(96,573)
Construction in progress	5,494	3,208

Total	$496,297	$533,145

The schedule above includes assets related to ten communities accounted for as capital lease or lease financing obligations. At December 31, 2004 and 2003, respectively, the schedule above includes: land improvements of $1.8 million and $0.3 million, buildings and improvements of $187.6 million and $82.2 million, furniture, fixtures, and equipment of $9.9 million and $6.1 million, leasehold improvements of $0.5 million and $0 related to capital lease or lease financing obligations. At December 31, 2004 and 2003, the Company’s accumulated depreciation related to these assets totaled $21.6 million and $12.3 million, respectively.

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

(8) Leasehold Acquisitions

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

(9) Other Assets Other assets at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003

	(restated)	(restated)

Nonrefundable purchase options	$9,300	$9,300
Investment in leased communities	10,160	—
Security deposits	8,780	9,145
Deferred entrance fee receivables	5,654	6,377
Contingent earn-outs	3,900	5,259
Investments in and advances to joint ventures	2,361	1,149
Prepaid rent	1,416	1,508
Costs of acquiring lifecare contracts, net	1,755	2,086
Deferred financing costs, net	1,552	5,621
Other	10,758	10,302

Total	$55,636	$50,747

During 2004, the Company sold a substantial majority of its interest in the real property underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in real estate holding companies that own three communities. The Company continues to operate the communities under a master lease. This investment in leased communities is accounted for using the equity method.

Summary unaudited financial information of the Company’s two joint ventures (each owns one free-standing assisted living community) as of and for the years ended December 31, 2004 and 2003 follows (in thousands):

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

(10) Long-term Debt and Other Transactions A summary of long-term debt is as follows (in thousands):

	December 31, 2004	December 31, 2003

Mezzanine loan note, interest at a fixed rate of 19.5%, compounded quarterly. Interest at 9% (increasing 0.55% annually after April 1, 2004 ) is payable quarterly with principal and unpaid interest due on September 30, 2007. The loan was secured by a security interest in the borrower subsidiary’s ownership interests in certain of its subsidiaries. On July 15, 2004, the Company paid the balance of this loan with proceeds from a sale lease-back transaction.	$—	$77,926

Convertible debentures (Series B Notes), interest at a fixed rate of 10.00%. Interest is due semi-annually on April 1 and October 1 through April 1, 2008, at which time all principal is due. On April 1, 2004, the Company elected to redeem the balance of these debentures on April 30, 2004.	—	10,856

Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2005 and 2037. Interest rates at December 31, 2004 range from 4.11% to 9.50%. The loans are secured by certain land, buildings and equipment.	109,401	139,352

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2005 and 2008. Variable and fixed interest rates at December 31, 2004 range from 1.2% to 9.625%. The loans are secured by certain land, buildings and equipment.	26,555	42,554

Subtotal debt	135,956	270,688

Capital lease and lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 2.93% to 9.39%, with final payments due between 2009 and 2017. The obligations are secured by certain land, buildings and equipment.	199,126	100,847

Total debt including capital lease and lease financing obligations	335,082	371,535
Less current portion of debt	10,372	10,782
Less current portion of capital lease and lease financing obligations	16,474	5,433
Less debt associated with assets held-for-sale	—	7,000

Long-term debt, excluding current portion	$308,236	$348,320

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt December 31, 2004

2005	$10,372	$16,474	$26,846
2006	15,114	17,052	32,166
2007	13,757	17,603	31,360
2008	26,343	18,411	44,754
2009	2,594	19,348	21,942
Thereafter	67,776	110,238	178,014

	$135,956	$199,126	$335,082

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

As a result of the transaction, during the third quarter of 2004, the Company wrote-off $3.3 million of unamortized financing costs relating to the early prepayment of the mezzanine loan and the other debt repaid, and the Company expensed approximately $1.2 million of other transaction related costs. Additionally, the Company recorded $2.5 million current tax expense related to the taxable gain on the sale of the Company’s interest in the four communities after full utilization of U.S. Federal net operating losses. The transaction resulted in the repayment of the remaining $82.6 million balance of the mezzanine loan, including accrued interest, as well as $18.9 million of mortgage debt.

The Company also obtained on July 15, 2004 a separate mortgage loan from HCPI in the amount of $5.7 million. Interest is payable monthly at 9%, with the principal balance due in July 2006. The note is secured by mortgages on one of the Company’s free-standing assisted living communities, an undeveloped land parcel and a free-standing assisted living community leased to a third party. Subsequent to December 31, 2004, this mortgage loan was fully repaid by the Company. See Note 21.

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

Other Activity

Approximately $65.2 million of the Company’s $199.1 million of lease financing obligations include contingent earn-out provisions under certain leases which expire between December 2005 and October 2006. The contingent earn-out provisions relate to one retirement center and six free-standing assisted living communities. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as lease financing obligations, but will be accounted for as operating leases. As a result, lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected reduction of lease financing obligations as a result of these expirations, unless further extended, is:

During the twelve months ended December 31, 2005	$5.7 million
During the three months ended March 31, 2006	8.2 million
During the three months ended December 31, 2006	51.3 million

$65.2 million

During the year ended December 31, 2004, the Company elected to forgo earn-outs related to two free-standing assisted living communities. The expiration of these earn-outs relieved the continuing involvement and changed the accounting from lease financing obligations to operating leases. As a result, fixed assets decreased $12.4 million and lease financing obligations decreased $12.8 million, with the net gain of $0.4 million deferred and recognized over the remaining term of the lease.

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

The Company continues to operate all four retirement centers involved in the September 2003 transaction. Three of the retirement centers were leased-back under a master lease agreement with an initial term of ten years, plus two ten year renewal options. The lease for these three retirement centers is accounted for as an operating lease. The initial lease rate for these three communities is 9.5%, with annual rent increases of 2.75%. The Company additionally agreed to manage the fourth retirement center for an unaffiliated third party under a long-term management agreement. The initial term of the management agreement is ten years, plus two ten year renewal terms. As a result of this transaction, the Company reports management fee revenue earned under the management agreement for the retirement center, instead of including the revenues and expenses of this community as part of its consolidated results.

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

The Company has scheduled current debt principal payments of $26.8 million and minimum rental obligations of $70.1 million under long-term operating leases due during the year ended December 31, 2005. See Note 21.

As of December 31, 2004, the Company had approximately $28.5 million in unrestricted cash and cash equivalents and $50.1 million in restricted cash. At December 31, 2004, the Company had $101.8 million of negative working capital, which includes the classification of $113.0 million of entrance fees and $4.8 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. During 2002, 2003 and 2004, the Company has experienced that 12%, 11% and 9%, respectively, of these entrance fee liabilities have become payable, and were required to be settled in cash, during the next twelve months. During this same period, entrance fee liabilities paid have been offset by proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, $21.5 million, $26.7 million, and $31.2 million of cash during 2002, 2003, and 2004, respectively.

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $50.3 million.

The Company’s obligations are secured by a pledge of substantially all of our assets, including first priority mortgages. Certain of the Company’s indebtedness and lease agreements are cross-collateralized or cross-defaulted. Any default with respect to such obligations could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse effect on the Company. Certain of the Company’s debt instruments and leases contain financial and other covenants, typically related to the specific communities financed or leased. The Company believes that its current cash and cash equivalents, expected cash flow from operations and entrance fee sales will be sufficient to fund its operating requirements, entrance fee refund obligations, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months. Should the cash and cash equivalents and cash flow not be sufficient there is no guarantee that the Company will be able to obtain alternative financing under acceptable terms.

(11) Operating Leases

As of December 31, 2004, the Company operated 45 of its senior living communities under long-term leases (35 operating leases and ten lease financing obligations). Of the 35 operating lease communities, 25 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from three to 19 years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on occupancy levels or other measures. As discussed in Note 2, the Company has restated the consolidated financial statements to exclude certain contingent lease payments from its straight line lease expense. To the extent that lease escalators are dependent on an existing index or rate, lease increases associated with the escalators are accounted for on a straight-line basis over the life of the lease. In addition, a majority of the Company’s lease agreements impose certain restrictions or required authorizations for certain changes such as expansions or significant modifications.

Net lease expense for the year ended December 31, 2004 was $60.1 million, which includes lease payments of $65.0 million, plus accruals for future lease escalators dependent upon an existing index or rate (straight-line lease expense) of $6.0 million, net of the amortization of the deferred gain from prior sale-leasebacks of $10.9 million. Total net lease expense was $60.1 million, $46.5 million and $71.9 million for 2004, 2003, and 2002, respectively. Lease expense for 2002 includes residual value guarantee losses of $30.8 million.

Future minimum lease payments at December 31, 2004 are as follows (in thousands):

2005	$70,144
2006	71,505
2007	72,891
2008	72,138
2009	73,651
Thereafter	480,002

$840,331

The following table provides a summary of operating lease obligations at December 31, 2004 by lessor:

	Future Minimum Lease Payments

	Year Ended December 31, 2005	Remaining Lease Term

Master lease agreements for ten communities. Initial term ranging from 10 to 15 years, with renewal options for two additional ten year terms.	$23,791	$266,107

Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms.	9,095	146,934

Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms. Additional rent is a defined formula based on the annual increase in the consumer price index (CPI).	11,283	122,612

Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. We also have an option to purchase the community at the expiration of the lease term.	4,347	84,390

Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease.	3,961	50,149

Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms. Incentive rent is a defined formula based on the annual increase in the CPI.	5,994	48,677

Other lease agreements for five communities, as well as a lease for the home office. Initial terms ranging from eight to 17 years, with various renewal options. Any incentive rent is stipulated within the lease agreements.	11,673	121,462

Total operating lease obligations(1)	$70,144	$840,331

(1)
These lease obligation amounts include $34.8 million of lease obligations eliminated by transactions occurring subsequent to December 31, 2004, $3.4 million of which would have been due in 2005. See Note 21.

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

 (12)  Refundable Entrance Fees and Deferred Entrance Fee Income

Entrance fees related to the residency and care agreements entered into with residents are received at the time of occupancy. The refundable portion of the entrance fee equal to the stated minimum refund percentage is reported as a liability (refundable portion of entrance fees) and is not amortized. The remaining portion of the fee is reported as deferred entrance fee income and is generally amortized into income over the actuarially determined life expectancy of each resident. Entrance fees that are refundable to the resident upon occupation of the unit by the next resident are recorded as deferred entrance fee income and amortized into revenue over the remaining life of the building.

Residency and care agreements may be terminated by residents at any time for any reason with 30 days notice. Generally, a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the agreement. Since termination of a resident’s agreement can result in a refund being due in less than one year, the refundable portion of entrance fees (equal to the stated fixed minimum refund percentage) is recorded on the balance sheet as a current liability. The Company’s experience is that payment of these liabilities is offset by subsequent entrance fee sales. The deferred entrance fee income is generally a long-term liability on the balance sheet, except that a portion is shown as a current liability during the early years of a resident’s agreement (only until the contractual provisions of the agreement reduce the potential refund down to the fixed minimum percentage stated in the agreement). At termination, the refundable amount is paid to the resident or resident’s estate. Payments of such refunds are charged against the resident’s deferred entrance fees and refundable portion of entrance fees, and any gain or loss is included in resident and health care services revenue.

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

Upon termination of the resident’s occupancy under a Master Trust Agreement, the resident or the resident’s estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident’s original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated results of operations. At December 31, 2004 and 2003, the Company had accrued $5.7 million and $6.4 million, respectively, as deferred entrance fee receivables which are included as a component of other assets. The Company reports the obligation under the Master Trust Agreements as a refundable portion of entrance fees and deferred entrance fee income based on the applicable residency agreements.

The balances at December 31, 2004 and 2003, respectively (in thousands) were:

	Master Trust	Other Residency Agreements	Total

At December 31, 2004:
Other current liabilities	$1,363	$—	$1,363
Refundable portion of entrance fees	14,466	64,682	79,148
Deferred entrance fee income — current portion	—	33,800	33,800
Deferred entrance fee income — long-term portion	16,851	94,535	111,386

	32,680	193,017	225,697

	Master Trust	Other Residency Agreements	Total

At December 31, 2003:
Other current liabilities	$1,388	$—	$1,388
Refundable portion of entrance fees	15,068	57,912	72,980
Deferred entrance fee income — current portion	—	30,004	30,004
Deferred entrance fee income — long-term portion	21,563	88,246	109,809

	38,019	176,162	214,181

The refundable portion of entrance fees is shown on the balance sheet as a current liability. A portion of the deferred entrance fee income is also classified as a current liability during the early years of a resident’s agreement. Although these amounts are classified as a current liability based on the agreement terms, the Company expects that, consistent with historical trends, the refund obligations actually paid in any year will be offset by the resale of the vacated apartment units.

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

(14)  Stock-Based Compensation

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

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2004, 2003 and 2002, respectively, is presented below (shares in thousands):

Options	Shares	Average Exercise Price

Outstanding at December 31, 2001	2,159	$4.83

Granted	85	2.22
Exercised	—	—
Forfeited	(117)	4.78

Outstanding at December 31, 2002	2,127	$4.73

Granted	156	2.20
Exercised	—	—
Forfeited	(208)	9.83

Outstanding at December 31, 2003	2,075	$3.99

Granted	895	5.20
Exercised	(562)	4.26
Forfeited	(149)	4.66

Outstanding at December 31, 2004	2,259	$4.43

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life (Years)	Average Exercise Price

$ 1.650 — 3.000	210	8.01	$2.25
$ 3.100 — 3.100	854	6.01	3.10
$ 3.110 — 4.100	246	6.76	3.36
$ 4.900 — 8.000	821	8.89	5.24
$ 8.020 — 18.813	128	3.44	13.69

$ 1.650 — 18.813	2,259	7.18	$4.43

There were exercisable options to purchase an aggregate of 1,574,275 shares at an average exercise price of $4.23 per share as of December 31, 2004.

In accordance with SFAS No. 148, pro forma information regarding net loss and loss per share as disclosed in Note 3(u) has been determined by the Company using the “Black-Scholes” option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002, respectively: 1.12%, 1.16% and 1.64% risk-free interest rate, 0% dividend yield, 67.0%, 69.6% and 64.3% volatility rate, and an expected life of the options equal to the remaining vesting period.

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

(16)  Retirement Plans

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

(17) Income Taxes

Income tax expense for the years ended December 31, 2004, 2003, and 2002 were attributable to losses before income taxes and minority interest and consists of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

U.S. Federal:	(restated)	(restated)	(restated)
Current	$2,955	$552	$—
Deferred	—	—	—

Total U.S. Federal	2,955	552	—

State:
Current	1,508	464	479
Deferred	(2,042)	1,645	8

Total State	(534)	2,109	487

Total	$2,421	$2,661	$487

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands):
87

	Years Ended December 31,
	2004	2003

Deferred tax assets:	(restated)	(restated)
Federal and state operating loss carryforwards	$4,642	$10,126
AMT credit carryforward	—	701
Deferred gains on sale lease-back transactions	40,344	35,317
Accrued expenses not deductible for tax	2,770	4,759
Intangible assets	4,609	6,469
Asset impairment charges and other losses	1,337	2,294
Deferred entrance fee revenue	30,103	19,033
Deferred rent	4,830	2,566
Other	3,267	2,669

Total gross deferred tax assets	91,902	83,934
Less valuation allowance	(66,096)	(55,980)

Total deferred tax assets, net of valuation allowance	25,806	27,954

Deferred tax liabilities:
Buildings and equipment	22,608	28,192
Other	3,580	2,186

Total gross deferred tax liabilities	26,188	30,378

Net deferred tax liability	$(382)	$(2,424)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes on loss before income taxes and minority interest:

	2004	2003	2002

	(restated)	(restated)	(restated)
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.3%	(15.2%)	(0.3%)
Non-deductible expenses and other items	(0.5%)	(0.7%)	(0.0%)
Change in Federal valuation allowance	(77.1%)	(48.7%)	(35.2%)

Total	(37.3%)	(29.6%)	(0.5%)

As of December 31, 2004, the Company carried a valuation allowance against deferred tax assets in the amount of $66.1 million. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $10.1 million and $8.3 million, respectively. In assessing valuation of its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In determining when it may meet the “more likely than not” recoverability criteria for its deferred tax assets, the Company will continue to assess its projected future taxable income and other factors. Upon meeting the criteria, the Company would reduce or eliminate its valuation allowance of approximately $66.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

 (18) Segment Information

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

	Years Ended December 31,

	2004	2003	2002

	(restated)	(restated)	(restated)
Revenues:
Retirement Centers	$347,179	$312,723	$287,198
Free-standing Assisted Living Communities	96,264	83,584	69,661
Management Services (2)	4,166	3,670	3,250

Total	$447,609	$399,977	$360,109

Segment operating income: (3)
Retirement Centers	$116,589	$98,837	$87,095
Free-standing Assisted Living Communities	26,057	16,662	5,900
Management Services	1,882	1,522	1,138

Total	$144,528	$117,021	$94,133

General and administrative	28,671	25,410	26,721
Lease expense	60,076	46,484	71,901
Depreciation and amortization	31,148	26,867	24,079
Amortization of leasehold acquisition costs	2,917	2,421	11,183
Asset impairments	—	—	9,877
(Gain) loss on sale of assets	(41)	(23,153)	1,812

Operating income (loss)	$21,757	$38,992	$(51,440)

	At December 31,

	2004	2003	2002

	(restated)	(restated)	(restated)
Total Assets:
Retirement Centers	$498,132	$511,508	$603,444
Free-standing Assisted Living Communities	182,353	206,489	210,376
Management Services	65,993	54,497	89,858

Total	$746,478	$772,494	$903,678

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.

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
89

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

(20) Related Party Transactions

W.E. Sheriff, the Company’s chairman and chief executive officer, owns 50% of Maybrook Realty, Inc., which owns Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-bed assisted living center, with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed July 2001. Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. The lease term expires in December 2015, and provides the Company one five-year renewal option and an option to acquire FPCC at an agreed upon amount. As part of this transaction, the Company acquired certain assets and liabilities from the previous lessee of the community. The assets acquired exceeded the liabilities assumed by $903,000, which was recorded as deferred lease costs and will be amortized over the life of the lease. Total lease payments during 2004, 2003 and 2002 under this lease were approximately $2.2 million annually. For the year ended December 31, 2004, the Company recorded approximately $1.1 million of net income after lease expense from FPCC. See Note 21.

During 2001 and 2000, the Company acquired leasehold interests in six free-standing assisted living communities owned by affiliates of John Morris, a director of the Company. The Company issued a $7.6 million, 9.625% fixed interest only note, due October 1, 2008. This note, and certain similar notes, are secured by the Company’s interest in a retirement center located in Richmond, Virginia and a free-standing assisted living community in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities. Subsequent to December 31, 2004, this note was fully repaid by the Company. See Note 21.

(21)  Subsequent Events

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

Exercise of Acquisition Option

Freedom Plaza Care Center (FPCC) is a 128-bed skilled nursing and 44-bed assisted living center with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. W.E. Sheriff, our chairman, chief executive officer and president, owns 50% of Maybrook Realty, Inc., which owned FPCC. The Company has exercised its option for the purchase of the real estate interests of FPCC. The option provided for a fixed purchase price of approximately $20.3 million to Maybrook. The Company has also entered into a purchase agreement with the ground lessor to acquire its interest in the property for a purchase price of approximately $2.3 million. The Company expects to simultaneously acquire the real estate interests of both Maybrook and the ground lessor in FPCC and own 100% of the community by March 31, 2005. The total purchase price for these two transactions is $23.0 million (including $0.4 million of transaction costs), which is supported by a fair market value appraisal. The Company will pay the purchase price with $4.6 million of cash and the proceeds of an approximately $18.4 million mortgage loan to be obtained from a commercial bank. The loan will require principal payments to be made on an 18-year amortization schedule with a maturity of five years, and will bear interest at approximately 5.5%.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Part A. Restatement and Impact on Internal Control over Financial Reporting

As discussed in Note 2 to the restated consolidated financial statements as contained in this Annual Report on Form 10-K/A, the Company has determined that its previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly periods in 2004 and 2003, needed to be restated.

The residency and care agreements at our entrance fee communities may be terminated by residents upon thirty days notice. In addition, many of these agreements require that we refund a portion of the original entrance fee amount within a specified number of days (less than one year) after the agreement is terminated. As a result of these provisions, KPMG LLP, our independent registered public accounting firm, recently questioned whether certain of these refund obligations should be considered “callable” under SFAS No. 78, Classification of Obligations That Are Callable by the Creditor, and whether they should be classified as a current liability.

We previously believed that classifying these refund obligations as long-term liabilities was consistent with prevailing and long-standing industry understanding and practice. Consequently, we requested guidance from the staff of the SEC regarding this issue. We understand that the staff of the SEC, in turn, conferred with the staff of the Financial Accounting Standards Board on this issue. After consultation with KPMG LLP and the staff of the SEC, management of the Company concluded that a restatement of the Company’s balance sheet to properly reflect classification of certain entrance fee liabilities as current liabilities was necessary in order to comply with US generally accepted accounting principles.

We also identified the following errors in accounting and restated our previously issued financial statements to properly reflect: (1) certain entrance fee and tenant deposit liabilities, previously presented as long-term liabilities, as current liabilities, (2) gain (loss) on sale of assets, previously presented as an element of other income and expense, as an element of operating income or loss, (3) certain entrance fee and accrued interest amounts in the operating and financing sections of the consolidated statements of cash flows, and (4) certain amounts, previously netted, as gross amounts in the investing section of the consolidated statements of cash flows. In addition, the Company corrected errors in our accounting for lease expense to properly reflect amounts associated with certain lease agreements that provide for variable lease payments over the terms of such lease agreements (see Note 2 to our consolidated financial statements for a discussion of our restatement to previously issued financial statements).

Part B. Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the amended Annual Report. Based on that reevaluation, and solely because of the material weaknesses discussed in Part C below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, and such disclosure controls and procedures did not timely provide them with material information relating to the Company and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Part C. Management’s Report on Internal Control Over Financial Reporting (as Restated)

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

In the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2004, management concluded that the Company’s internal control over financial reporting as of December 31, 2004 was effective based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). However, on June 6, 2005, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified material weaknesses in internal control over financial reporting as of December 31, 2004, as follows:

•
The Company did not maintain adequate policies, procedures and personnel related to its interim and annual financial reporting processes. Specifically, the Company’s policies and procedures related to its financial reporting processes did not provide for effective management research and review by adequately qualified personnel of interim and annual financial statement classifications prior to issuance of the related financial statements. In addition, the Company lacked adequate personnel resources possessing sufficient expertise to effectively perform a review of interim and annual financial information prior to issuance.

•
The Company did not maintain adequate policies and procedures to ensure accounting and reporting of certain leasing transactions in accordance with US generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for the proper application of US generally accepted accounting principles for certain lease agreements that provide for variable lease payments over the terms of such lease agreements.

As a result of the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2004, the Company failed to properly reflect: (1) certain entrance fee and tenant deposit liabilities, previously presented as long-term liabilities, as current liabilities, (2) gain (loss) on sale of assets, previously presented as an element of other income and expense, as an element of operating income or loss, (3) certain entrance fee and accrued interest amounts in the operating and financing sections of the consolidated statements of cash flows, and (4) certain amounts, previously netted, as gross amounts in the investing section of the consolidated statements of cash flows. In addition, these material weaknesses resulted in errors in the Company’s accounting for lease expense to properly reflect amounts associated with certain lease agreements that provide for variable lease payments over the terms of such lease agreements (see Note 2 to the Company’s consolidated financial statements for a discussion of the Company’s restatement to previously issued financial statements). These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly periods in 2004 and 2003.

As a result of the aforementioned material weaknesses as of December 31, 2004, management has revised its previously reported assessment of the effectiveness of internal control over financial reporting and has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, or PCAOB), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our restated assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which appears in Part E below.

Part D. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to year end, we determined that certain of our accounting policies were not in accordance with generally accepted accounting principles, and that, as such, a restatement of our previously issued financial statements was necessary. During the process of restating the Company’s previously issued financial statements, we conducted a review of our controls over the selection, application and monitoring of appropriate accounting policies and procedures.

In order to remediate the weaknesses in our internal control over financial reporting, subsequent to year end, we have conducted a detailed review of our controls over the selection, application and monitoring of appropriate accounting policies and procedures, and have added personnel and implemented additional review procedures. We are confident that, as of the date of this filing, we have taken steps that will fully remediate the material weaknesses (as described in Part C above) in our disclosure controls and our internal controls over financial reporting.

Part E. Report of Independent Registered Public Accounting Firm

To the Board of Directors and ShareholdersAmerican
Retirement Corporation:

We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as Restated) (Part C of Item 9A) that American Retirement Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s restated assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weaknesses as of December 31, 2004:

•
The Company did not maintain adequate policies, procedures and personnel related to its interim and annual financial reporting processes. Specifically, the Company’s policies and procedures related to its financial reporting processes did not provide for effective management research and review by adequately qualified personnel of interim and annual financial statement classifications prior to issuance of the related financial statements. In addition, the Company lacked adequate personnel resources possessing sufficient expertise to effectively perform a review of interim and annual financial information prior to issuance.

•
The Company did not maintain adequate policies and procedures to ensure accounting and reporting of certain leasing transactions in accordance with US generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for the proper application of US generally accepted accounting principles for certain lease agreements that provide for variable lease payments over the terms of such lease agreements.

As a result of the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2004, the Company failed to properly reflect: (1) certain entrance fee and tenant deposit liabilities, previously presented as long-term liabilities, as current liabilities, (2) gain (loss) on sale of assets, previously presented as an element of other income and expense, as an element of operating income or loss, (3) certain entrance fee and accrued interest amounts in the operating and financing sections of the consolidated statements of cash flows, and (4) certain amounts, previously netted, as gross amounts in the investing section of the consolidated statements of cash flows. In addition, these material weaknesses resulted in errors in the Company’s accounting for lease expense to properly reflect amounts associated with certain lease agreements that provide for variable lease payments over the terms of such lease agreements (see Note 2 to the Company’s consolidated financial statements for a discussion of the Company’s restatement to previously issued financial statements). These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly periods in 2004 and 2003.

As stated in the third through final paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated) (Part C of Item 9A), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been restated to reflect the impact of the aforementioned material weaknesses in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2004 and 2003, and the related restated consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the restated 2004 consolidated financial statements, and this report does not affect our report dated March 2, 2005, except as to the restatement discussed in Note 2 to the consolidated financial statements, which is as of June 7, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

KPMG LLP

Nashville, Tennessee

March 2, 2005, except as to the third through final paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated) (Part C of Item 9A), which are as of June 7, 2005

Item 9B.   Other Information

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

PART IV Item 15. Exhibits and Financial Statement Schedules

Item 15. (a)	(1)	Financial Statements: See Item 8

	(2)	Financial Statement Schedules: See Item 8

	(3)	Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit Number	Description

3.1	Charter of the Registrant (restated electronically for SEC filing purposes only) [1]

3.2	Bylaws of the Registrant, as amended [2]

4.1	Specimen Common Stock certificate [3]

4.2	Article 8 of the Registrant’s Charter (included in Exhibit 3.1)

4.3	Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company [4]

10.1*	American Retirement Corporation 1997 Stock Incentive Plan, as amended [5]

10.2*	American Retirement Corporation Associate Stock Purchase Plan [3]

10.3*	First Amendment to Associate Stock Purchase Plan [6]

10.4*	Second Amendment to Associate Stock Purchase Plan [7]

10.5*	Third Amendment to Associate Stock Purchase Plan [8]

10.6*	American Retirement Corporation 401(k) Plan and Trust Adoption Agreement [5]

10.7*	Amendment No. 1 to American Retirement Corporation 401(k) Plan [8]

10.8* **	Officers’ Incentive Compensation Plan

10.9*	American Retirement Corporation Supplemental Executive Retirement Plan [8]

10.10	Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P. [3]

10.11	Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership [3]

10.12	Letter of Intent, dated February 24, 1997, by Nationwide Health Properties, Inc. to American Retirement Corporation [3]

10.13	Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc., as Lessee [6]

10.14	Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation [9]

10.15	Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans [10]

10.16	Construction Loan Agreement, dated September 28, 2000 between ARC Scottsdale, LLC and Guaranty Federal Bank, F.S.B. [11]

10.17	First Amendment to Amended and Restated Financing and Security Agreement [11]

10.18	First Amendment to Amended and Restated Guaranty of Payment Agreement [11]

10.19	Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000 [12]

10.20*	Executive Change in Control Severance Benefits Plan [13]

10.21	Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc. and ARC HDV, LLC 5

10.22	Master Lease and Security Agreement, dated July 31, 2001, between ARC Pinegate, L.P., ARC Pearland, L.P., American Retirement Corporation, Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., Nationwide Health Properties, Inc. and NH Texas Properties, L.P. [5]

10.23	Deed of Trust Note, dated December 3, 2001, between Highland Mortgage Company and ARC Wilora Lake, Inc. [14]

10.24	Lease Agreement by and between Countryside ALF, LLC and ARCLP – Charlotte, LLC, dated January 1, 2002 [15]

10.25	Lease Agreement by and between CNL Retirement – AM Illinois L.P. and ARC Holley Court, LLC, dated
98

February 11, 2002 [15]

10.26	Lease Agreement by and between CNL Retirement – AM Colorado L.P. and ARC Greenwood Village, Inc., dated March 21, 2002 [15]

10.27	First Amendment to Master Lease and Security Agreement, dated February 7, 2002 [15]

10.28	Master Lease Agreement, dated March 29, 2002, between ARC Shavano, L.P., ARC Richmond Heights, LLC, ARC Delray Beach, LLC, ARC Victoria, L.P., ARC Carriage Club of Jacksonville, Inc., ARC Post Oak, L.P. and Health Care Property Investors Inc. [15]

10.29	Lease Agreement by and between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation, dated April 1, 2002 [16]

10.30	Promissory Note dated April 1, 2002, between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation [16]

10.31	Promissory Note dated July 1, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Santa Catalina Real Estate Holdings, LLC, a Delaware Corporation [17]

10.32	Master Lease Agreement (Pool I), dated July 9, 2002, between ARC Pinegate, L.P., ARC Pearland, L.P., Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., ARC Shadowlake, L.P., ARC Willowbrook, L.P., ARC Park Regency, Inc., AR C Parklane, Inc., Nationwide Health Properties, Inc., and NH Texas Properties L.P. [17]

10.33	Master Lease Agreement (Pool II), dated July 9, 2002, between American Retirement Corporation, ARC Naples, LLC, ARC Aurora, LLC, ARC Lakewood, LLC, ARC Heritage Club, Inc., ARC Countryside, LLC, ARC Cleveland Park, LLC, Nationwide Health Properties, Inc., and MLD Delaware Trust [17]

10.34	Amended and Restated Loan Agreement, dated as of September 30, 2002, between ARCPI Holdings, Inc. and Health Care Property Investors, Inc. [17]

10.35	Master Lease Agreement, dated as of September 30, 2002, between Fort Austin Real Estate Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC [17]

10.36	Promissory Note dated December 17, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Sun City Center Real Estate Holdings, LLC, a Delaware Corporation [1]

10.37	Second Amendment to Master Lease Agreement (Phase I), dated February 28, 2003, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano, L.P., a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnersh ip, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership, and ARC Boynton Beach, LLC, a Tennessee limited liability company [18]

10.38	Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP. [19]

10.39	Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP. [19]

10.40	Promissory Note, dated as of August 25, 2003, between Alabama Somerby, LLC and Daniel Senior Living, L.L.C. [19]

10.41	First Amendment to Master Lease Agreement, dated as of September 23, 2003, between Fort Austin Real Estate Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC. [19]

10.42	Loan agreement, dated March 8, 2004, between ARC Castle Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank. [19]
99

10.43	Loan agreement, dated March 8, 2004, between ARC Northwest Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank. [20]

10.44	Loan agreement, dated March 8, 2004, between ARC Scottsdale, LLC, a Tennessee Limited Liability Company, and Guaranty Bank. [20]

10.45	Loan agreement, dated March 8, 2004, between ARC Westover Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank. [20]

10.46	Fourth Amendment to Master Lease Agreement (Phase I), dated July 15, 2004, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano, L.P., a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership, and ARC Boynton Beach, LLC, a Tennessee limited liability company. [21]

10.47	Third Amendment to Master Lease Agreement (Phase II), dated July 15, 2004, between ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC. [21]

10.48	First Amendment to Master Lease Agreement (Phase III), dated July 15, 2004, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, Texas HCP Revx, L.P., ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Labarc Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., and Labarc L.P. [22]

10.49*	American Retirement Corporation Deferred Compensation Plan. [22]

10.50* **	2004 and 2005 Additional Bonus Criteria Under Officer’s Incentive Compensation Plan

10.51* **	Summary of Director and Executive Officer Compensation

10.52* **	Form of Non-Qualified Stock Option Agreement

10.53* **	Form of Incentive Stock Option Agreement

10.54* **	Form of Outside Director Stock Option Agreement

10.55* **	Form of Restricted Stock Agreement

21**	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of W.E. Sheriff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.E. Sheriff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bryan D. Richardson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-23197).

4	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 24, 1998.

5	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

6	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

7	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No 333-106669).

8	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

9	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

11	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

12	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

13	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
100

14	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

15	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

16	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

17	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

18	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

19	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

20	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

21	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

22	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004.

*	Management contract or compensatory plan or arrangement.

**	Previously filed.
101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

June 8, 2005	By:	/s/ W.E. Sheriff

W.E. Sheriff Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W.E. Sheriff	Chairman,	June 9, 2005
Chief Executive Officer and President (Principal Executive Officer)
W.E. Sheriff

/s/ Bryan D. Richardson	Executive Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	June 9, 2005

Bryan D. Richardson

/s/ Frank M. Bumstead	Director	June 9, 2005

Frank M. Bumstead

/s/ Donald D. Davis	Director	June 9, 2005

Donald D. Davis

/s/ John C. McCauley	Director	June 9, 2005

John C. McCauley

/s/ John A. Morris, Jr., M.D.	Director	June 9, 2005

John A. Morris, Jr., M.D.

/s/ Daniel K. O’Connell	Director	June 9, 2005

Daniel K. O’Connell

/s/ J. Edward Pearson	Director	June 9, 2005

J. Edward Pearson

/s/ Nadine C. Smith	Director	June 9, 2005

Nadine C. Smith

/s/ Lawrence J. Stuesser	Director	June 9, 2005

Lawrence J. Stuesser
102

American Retirement Corporation Schedule II - Valuation and Qualifying Accounts (In thousands)
		Additions

Description	Balance at Beginning of Period (restated)	Charged to costs and expenses (restated)	Charged to other accounts	Deductions	Balance at End of Period (restated)

Allowance for Doubtful Accounts
Year ended December 31, 2002	$2,928	$1,123	$—	$(1,430)	$2,621

Year ended December 31, 2003	$2,621	$1,501	$—	$(1,560)	$2,562

Year ended December 31, 2004	$2,562	$1,942	$—	$(1,266)	$3,238

Deferred Tax Valuation Account
Year ended December 31, 2002	$16,228	$31,451	$—	$—	$47,679

Year ended December 31, 2003	$47,679	$8,301	$—	$—	$55,980

Year ended December 31, 2004	$55,980	$10,116	$—	$—	$66,096

Reserve for Contractual loss
Year ended December 31, 2002	$787	$—	$—	$(90)	$697

Year ended December 31, 2003	$697	$—	$—	$(21)	$676

Year ended December 31, 2004	$676	$—	$—	$(606)	$70

See accompanying notes to consolidated financial statements.
103

American Retirement Corporation
Schedule IV — Mortgage Loans on Real Estate
(In thousands)

							Principal amount of loans subject to delinquen tprincipal or interest
		Final Maturity Date	Periodic Payment Terms			Carrying amount of mortgages(2)
	Interest Rate				Face amount of mortgages
Description				Prior liens

First mortgage loan	5.90%	1-Jun-38	(1)	—	18,121	18,121	—

				$—	$18,121	$18,121	$—

(1)	Principal payment based upon a June 1, 2038 amortization schedule with outstanding principal due at maturity.

(2)	The carrying amount of the mortgage for federal income tax purposes is $18,121.

Balance at December 31, 2001		$79,505

Additions during period:
New mortgage loans	18,548
Deductions during period:
Collections of principal	(109)
Other(3)	(79,505)

Balance at December 31, 2002		$18,439

Collections of principal	(156)

Balance at December 31, 2003		$18,283

Collections of principal	(162)

Balance at December 31, 2004		$18,121

(3)	Principal payment based upon forgiveness of note receivables in exchange for termination of certain leases.

See accompanying report of independent registered publlic accounting firm.
104