Form 10-Q
period 2005-03-31
AMERICAN RETIREMENT CORP
filed 2005-06-10
CIK 787784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.   No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No ☐

As of June 6, 2005, 31,091,211 shares of the registrant’s common stock, $0.01 par value, were outstanding.

INDEX PART I. FINANCIAL INFORMATION

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	March 31,	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$35,680	$28,454
Restricted cash	26,816	25,270
Accounts receivable, net of allowance for doubtful accounts	15,855	16,175
Inventory	1,323	1,364
Prepaid expenses	4,461	2,667
Deferred income taxes	1,847	2,873
Assets held-for-sale	4,600	321
Other current assets	8,029	8,169

Total current assets	98,611	85,293

Restricted cash, excluding amounts classified as current	23,839	24,864
Land, buildings and equipment, net	514,542	496,297
Notes receivable	18,418	18,563
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	27,224	29,362
Other assets	55,005	55,636

Total assets	$774,102	$746,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,916	$10,372
Current portion of capital lease and lease financing obligations	16,686	16,474
Accounts payable	5,425	5,937
Accrued interest	489	988
Accrued payroll and benefits	10,924	10,125
Accrued property taxes	5,940	8,872
Other accrued expenses	7,644	8,035
Other current liabilities	10,265	8,505
Tenant deposits	4,885	4,804
Refundable portion of entrance fees	81,886	79,148
Deferred entrance fee income	31,914	33,800

Total current liabilities	181,974	187,060

Long-term debt, less current portion	101,806	125,584
Capital lease and lease financing obligations, less current portion	178,436	182,652
Deferred entrance fee income	122,981	111,386
Deferred gains on sale-leaseback transactions	95,920	98,876
Deferred income taxes	1,464	3,255
Other long-term liabilities	18,945	17,751

Total liabilities	701,526	726,564

Minority interest	13,163	14,213

Commitments and contingencies (See notes)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 30,944,988 and 25,636,429 shares issued and outstanding, respectively	309	252
Additional paid-in capital	218,904	168,092
Accumulated deficit	(157,800)	(160,425)
Deferred compensation, restricted stock	(2,000)	(2,218)

Total shareholders’ equity	59,413	5,701

Total liabilities and shareholders’ equity	$774,102	$746,478

See accompanying notes to condensed consolidated financial statements.
3

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,

	2005	2004

		(restated)
Revenues:
Resident and health care	$117,689	$107,951
Management and development services	500	424
Reimbursed expenses	802	768

Total revenues	118,991	109,143

Operating expenses:
Community operating expenses	79,337	73,852
General and administrative	6,591	6,588
Lease expense	15,510	14,821
Depreciation and amortization	9,271	6,913
Amortization of leasehold acquisition costs	699	718
Loss (gain) on sale of assets	12	(105)
Reimbursed expenses	802	768

Total operating expenses	112,222	103,555

Operating income	6,769	5,588

Other income (expense):
Interest expense	(3,557)	(9,701)
Interest income	720	602
Other	139	111

Other expense, net	(2,698)	(8,988)

Income (loss) before income taxes and minority interest	4,071	(3,400)

Income tax expense	1,375	145

Income (loss) before minority interest	2,696	(3,545)

Minority interest in earnings of consolidated subsidiaries, net of tax	(71)	(962)

Net income (loss)	$2,625	$(4,507)

Basic earnings (loss) per share	$0.09	$(0.21)

Dilutive earnings (loss) per share	$0.09	$(0.21)

Weighted average shares used for basic earnings (loss) per share data	28,899	21,258
Effect of dilutive common stock options	1,801	—

Weighted average shares used for dilutive earnings (loss) per share data	30,700	21,258

See accompanying notes to condensed consolidated financial statements.
4

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,

	2005	2004

		(restated)
Cash flows from operating activities:
Net income (loss)	$2,625	$(4,507)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Depreciation and amortization	9,970	7,631
Amortization of deferred financing costs	96	801
Deferred entrance fee items:
Amortization of deferred entrance fee income	(4,064)	(4,526)
Proceeds from entrance fee sales - deferred income	7,805	7,181
Deferred income tax benefit	(765)	—
Accrual of deferred interest	—	1,988
Amortization of deferred gain on sale-leaseback transactions	(2,956)	(2,546)
Amortization of deferred compensation	218	—
Minority interest in earnings of consolidated subsidiaries	71	962
Tax benefit from exercise of stock options	395	—
(Gains) losses from unconsolidated joint ventures	(66)	144
Loss (gain) on sale of assets	12	(105)
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	334	(1,054)
Inventory	49	25
Prepaid expenses	(1,834)	(1,059)
Other assets	441	4,406
Accounts payable	(517)	(131)
Accrued interest	(499)	(114)
Other accrued expenses and other current liabilities	(757)	(4,355)
Tenant deposits	(9)	(78)
Deferred lease liability	1,249	(315)
Other liabilities	57	1,803

Net cash and cash equivalents provided by operating activities	11,855	6,151

Cash flows from investing activities:
Additions to land, buildings and equipment	(5,679)	(4,665)
Acquisition of community and property	(13,950)	—
Proceeds from the sale of assets	208	—
Purchase of restricted cash	(3,389)	(3,136)
Proceeds from restricted cash	3,749	1,681
Net change in other restricted cash accounts	(1,181)	481
Receipts from notes receivable	42	91
Other investing activities	233	366

Net cash and cash equivalents used by investing activities	(19,967)	(5,182)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	43,645
Principal payments on long-term debt	(32,283)	(45,851)
Principal reductions in master trust liability	(285)	(322)
Refundable entrance fee items:
Proceeds from entrance fee sales - refundable portion	4,996	3,484
Refunds of entrance fee terminations	(6,517)	(3,112)
Expenditures for financing costs	(63)	(165)
Distributions to minority interest holders	(984)	(1,068)
Proceeds from the issuance of common stock	49,934	35
Proceeds from the exercise of stock options	540	81

Net cash and cash equivalents provided (used) by financing activities	15,338	(3,273)

See accompanying notes to condensed consolidated financial statements.
5

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

	Three months ended March 31,

	2005	2004

		(restated)
Net increase (decrease) in cash and cash equivalents	$7,226	$(2,304)

Cash and cash equivalents at beginning of period	28,454	17,192

Cash and cash equivalents at end of period	$35,680	$14,888

Supplemental disclosure of cash flow information:
Cash paid during the quarter for interest (including capitalized interest)	$3,771	$6,574

Income taxes paid	$611	$270

During the three months ended March 31, 2005, the Company acquired an entrance-fee continuing care retirement community and a free-standing assisted living community for approximately $14.0 million of cash (including estimated closing costs of $0.6 million) plus the assumption of various liabilities, including existing entrance fee refund obligations. As a result of the transaction, assets and liabilities changed as follows:

	Three months ended March 31,

	2005	2004

Land, buildings and equipment acquired, net	$26,139	$—
Deferred entrance fee income	(9,779)	—
Refundable portion of entrance fees	(631)	—
Other	(1,779)	—

Cash paid for acquisition of community and property	$13,950	$—

Supplemental disclosure of non-cash transactions:

During the three months ended March 31, 2004, the Company issued 3,892,728 shares of common stock, par value $0.01 per share, to certain holders of the Company’s 10% Convertible Senior Subordinated Series B Notes. The holders elected to convert $8.8 million of the Series B Notes to common stock at the conversion price of $2.25 per share. On April 1, 2004, the Company elected to redeem the balance of the Series B Notes on April 30, 2004. As a result, debt and equity were changed as follows:

	Three months ended March 31,

	2005	2004

Long-term debt	$—	$(8,759)
Common stock	—	39
Additional paid-in capital	—	8,720

See accompanying notes to condensed consolidated financial statements.
6

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

The preparation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2.   Restatement

The Company filed an amendment on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004, to restate its consolidated statements of operations, statements of shareholders’ equity and comprehensive loss and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and its balance sheets as of December 31, 2004 and 2003 and for the quarterly periods of the fiscal years ended December 31, 2004 and 2003. The information contained herein reflects such restatement.

The following is a summary of the impact of the restatement on the Company's condensed consolidated statements of operations and cash flows for quarter ended March 31, 2004 (in thousands, except per share data):

Condensed Consolidated Statement of Operations

	For the three months ended March 31, 2004

	As previously filed	Adjustments	Restated

Total revenues	$ 109,143	$ —	$ 109,143

Lease expense	15,114	(293)	14,821
(Gain) loss on sale of assets	—	(105)	(105)
Total operating expenses	103,953	(398)	103,555
Operating income	5,190	398	5,588

(Gain) loss on sale of assets	(105)	105	—
Other expense, net	(8,883)	(105)	(8,988)
Loss before income taxes and minority interest	(3,693)	293	(3,400)
Income tax expense	145	—	145
Net loss	(4,800)	293	(4,507)

Basic and diluted loss per share	(0.23)	0.02	(0.21)

Condensed Consolidated Statement of Cash Flows
	For the three months ended March 31, 2004

	As previously filed	Adjustments	Restated

Net loss	(4,800)	293	(4,507)
Entrance fee items:
Amortization of deferred entrance fee income	(4,526)	—	(4,526)
Proceeds from entrance fee sales-deferred income	10,665	(3,484)	7,181
Refunds of entrance fee terminations	(3,112)	3,112	—
Accrual of deferred interest	—	1,988	1,988
Other assets	4,384	22	4,406
Deferred lease liability	—	(315)	(315)
Net cash and cash equivalents provided by operating activities	4,535	1,616	6,151

Net cash and cash equivalents used by investing activities	(5,182)	—	(5,182)

Accrual of deferred interest	1,988	(1,988)	—
Entrance fee items:
Proceeds from entrance fee sales-refundable portion	—	3,484	3,484
Refunds of entrance fee termination	—	(3,112)	(3,112)
Net cash and cash equivalents used by financing activities	(1,657)	(1,616)	(3,273)

Net decrease in cash and cash equivalents	(2,304)	—	(2,304)

3.   Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary of the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities’ assets and operations, notwithstanding, in some cases, a lack of majority ownership. All significant inter-company balances and transactions are eliminated in consolidation.

4.   Current Quarter Activity

Completion of Public Offering

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of its common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, approximated $49.9 million.

Acquisitions

On February 1, 2005, the Company acquired Galleria Woods, an entrance-fee continuing care retirement community with 207 units, located in Birmingham, Alabama. The Company acquired the community, whose occupancy at March 31, 2005 was 75%, for approximately $5.5 million of cash (including estimated closing costs) plus the assumption of existing entrance-fee refund obligations of approximately $10.4 million, generally repayable from the entrance fees of future residents. In addition, the Company has plans for significant physical improvements at Galleria Woods with a budget of approximately $2.0 million for planned upgrades at the community. As a result of this transaction, the Company expects that annual depreciation expense will increase approximately $0.5 million.

The transaction was accounted for using the purchase method of accounting as required by SFAS No. 141 and, accordingly, the results of operations of the acquired community will be included in the Company’s consolidated financial statements from the date of acquisition. The cost to acquire Galleria Woods has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values, and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The initial allocation of the purchase price to the acquired net assets is as follows (in thousands):

Land, buildings and equipment	$16,091

Other Assets	70

Deferred entrance fee income	9,779

Refundable portion of entrance fees	631

Fair value of other liabilities assumed	284

On February 10, 2005, the Company acquired a free-standing assisted living community located in Houston, Texas for $8.7 million. The Company had previously leased the community since 1999. At March 31, 2005, the 3-story building, with 100 units, was 84% occupied. As a result of this transaction, the Company expects that annual lease expense will be reduced by approximately $1.2 million, and annual depreciation expense will increase by approximately $0.3 million.

5.   Segment Information

The Company operates principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities, and (3) management services. The Company currently operates 29 retirement centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 29 retirement centers, the Company owns five, operates four pursuant to leases classified as lease financing obligations (which include purchase options), operates 19 pursuant to operating leases and consolidates one variable interest entity, a retirement center that the Company manages (Freedom Square). The Company operates seven retirement centers which are entrance fee communities for which the Company receives an upfront fee and provides housing and health care services under various types of entrance fee agreements with residents.

The Company currently operates 33 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. Of the 33 free-standing assisted living communities operated by the Company, 12 are owned (two in joint ventures), six are operated pursuant to leases classified as lease financing obligations, and 15 are operated pursuant to operating leases.

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

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three months ended March 31, 2005 and 2004, and total assets by segment at March 31, 2005 and December 31, 2004 (in thousands).(1)(2)(3)

	Three Months Ended March 31,
	2005	2004

		(restated)
Revenues
Retirement centers	$91,482	$85,288
Free-standing assisted living communities	26,207	22,663
Management services (2)	1,302	1,192

Total revenue	$118,991	$109,143

Retirement centers
Resident and healthcare revenues	$91,482	$85,288
Community operating expense	60,890	56,791

Segment operating income (3)	30,592	28,497

Free-standing assisted living communities
Resident and healthcare revenues	26,207	22,663
Community operating expense	18,447	17,061

Segment operating income (3)	7,760	5,602

Management services operating contribution	500	424

General and administrative expense	6,591	6,588
Lease expense	15,510	14,821
Depreciation and amortization (4)	9,970	7,631
Loss (gain) on sale of assets	12	(105)

Operating income	$6,769	$5,588

	March 31, 2005	December 31, 2004

Total Assets
Retirement centers	$516,646	$498,132
Free-standing assisted living communities	189,214	182,353
Management services	68,242	65,993

Total	$774,102	$746,478

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.

(2)	Management Services represent the Company’s management fee revenues and reimbursed expense revenue.

(3)	Segment operating income is defined as segment revenues less segment operating expenses.

(4)	The Company’s depreciation expense for the three months ended March 31, 2004 includes $0.5 million of depreciation expense which would have been recognized during 2003 while the assets were held-for-sale if the assets had been continuously classified as held-for-use.
9

6.   Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Share Based Payment, an amendment to SFAS No. 148, Stock-Based Compensation – Transition and Disclosure and a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation and is effective as of the beginning of the first annual period that begins after June 15, 2005. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data).

	Three Months Ended March 31,
	2005	2004

		(restated)
Net income (loss), as reported	$2,625	$(4,507)
Deduct total stock-based employee compensation expense determined under fair-value-based method	(28)	(166)

Pro forma net income (loss)	$2,597	$(4,673)

Earnings (loss) per share:
Basic - as reported	$0.09	$(0.21)
Diluted - as reported	$0.09	$(0.21)
Basic - pro forma	$0.09	$(0.22)
Diluted - pro forma	$0.09	$(0.22)

As permitted by SFAS No. 123R, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The weighted average fair value of options granted during the quarters ended March 31, 2005 and 2004 was $5.61 and $2.31, respectively. Considering 2004 market trends, the Company expects this average to continue to increase. At March 31, 2005, the Company had 0.7 million unvested options outstanding, of which 0.1 million vest during the remainder of 2005. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing share payments January 1, 2006.

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant. These grants will vest ratably over the next three years. Measured compensation related to those grants totaled $2.6 million which is being amortized as compensation expense over the period of vesting. For the three months ended March 31, 2005, the Company expensed $0.2 million as compensation expense related to the amortization of the restricted stock.

7.   Earnings (Loss) per Share

Basic and diluted earnings per share for the three months ended March 31, 2005 has been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At March 31, 2005 and 2004, there were approximately 2.1 million and 1.6 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding periods, respectively.

A computation of diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

		(restated)
Income (loss) before minority interest	$2,696	$(3,545)
Minority interest in earnings of consolidated subsidiaries, net of tax	(71)	(962)

Adjusted net income (loss)	$2,625	$(4,507)

Weighted average shares used for basic earnings per share data	28,899	21,258
Effect of dilutive common securities:
Employee stock options	1,801	—

Weighted average shares used for diluted earnings per share data	30,700	21,258

Basic income (loss) per share	$0.09	$(0.21)
Effect of dilutive securities	—	—

Diluted income (loss) per share	$0.09	$(0.21)

The following options outstanding during the three months ended March 31, 2005 and 2004 were excluded from the computation of diluted earnings per share for the respective period because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	Three Months Ended March 31,

	2005	2004

Number of options (in thousands)	111	598
Weighted-average exercise price	$14.61	$6.64

On April 1, 2004, the Company elected to redeem the balance of its 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes). The notes were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 as the effect would be anti-dilutive.

8. Long-term Debt and Other Transactions A summary of long-term debt is as follows (in thousands):

	March 31, 2005	December 31, 2004

Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2005 and 2037. Interest rates at March 31, 2005 range from 5.47% to 9.5%. The loans are secured by certain land, buildings and equipment.	$98,709	$109,401

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2005 and 2008. Fixed interest rate at March 31, 2005 was 1.21%. The loans are secured by certain land, buildings and equipment.	9,013	26,555

Subtotal debt	107,722	135,956

Capital lease and lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 2.93% to 10.9%, with final payments due between 2009 and 2017. The obligations are secured by certain land, buildings and equipment.	195,122	199,126

Total debt including capital lease and lease financing obligations	302,844	335,082

Less current portion of debt	5,916	10,372

Less current portion of capital lease and lease financing obligations	16,686	16,474

Long-term debt, excluding current portion	$280,242	$308,236

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt March 31, 2005

For the twelve months ended March 31, 2006	$5,916	$16,686	$22,602
For the twelve months ended March 31, 2007	18,158	17,171	35,329
For the twelve months ended March 31, 2008	5,244	17,798	23,042
For the twelve months ended March 31, 2009	8,661	18,663	27,324
For the twelve months ended March 31, 2010	2,648	19,556	22,204
Thereafter	67,095	105,248	172,343

	$107,722	$195,122	$302,844

2005 Debt Repayments

The Company used the proceeds of its January 26, 2005 secondary offering to make certain debt repayments. During January 2005, the Company repaid in full the balance on a mortgage loan from HCPI in the amount of $5.7 million, bearing interest at 9%. In addition, during January 2005, the Company repaid in full the $17.2 million of 9.625% fixed interest-only mortgage notes, issued in 2001, due October 1, 2008. See Note 4.

Other Activity

Approximately $64.6 million of the Company’s $195.1 million of lease financing obligations include contingent earn-out provisions under certain leases which expire between December 2005 and October 2006. The contingent earn-out provisions relate to one retirement center and six free-standing assisted living communities. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as lease financing obligations, but will be accounted for as operating leases. As a result, lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected reduction of lease financing obligations as a result of these expirations, unless further extended, is:

During the three months ended December 31, 2005	$5.7 million
During the three months ended March 31, 2006	8.2 million
During the three months ended December 31, 2006	50.7 million

$64.6 million

During the year ended December 31, 2004, the Company elected to forgo earn-outs related to two free-standing assisted living communities. The expiration of these earn-outs relieved the continuing involvement for these leases and changed the accounting from lease financing obligations to operating leases. This resulted in a net gain of $0.4 million which was deferred and will be recognized over the remaining term of the leases.

In addition, the Company guarantees approximately $18.3 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $9.9 million relates to a retirement center which the Company leases and $8.4 million relates to a joint venture which the Company manages. These guarantees require that the Company pay or perform the borrower’s obligation. Accordingly, the Company would be required to make any payments, and perform any obligations, if the relevant borrower fails to do so. To date, the Company has not been required to fund any debt guarantees, and at March 31, 2005, the Company does not believe that it will be required to make payments under its current outstanding guarantees. If it were required to fund a debt guarantee, the Company would be entitled to seek indemnity or contribution payments from the borrower and, if applicable, any co-guarantor.

Liquidity

The Company believes that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

The Company has substantial debt and lease obligations. During the past twelve months, total debt decreased $59.2 million from $362.0 million at March 31, 2004 to $302.8 million at March 31, 2005. In addition, for the three months ended March 31, 2005, the Company recorded net income during the quarter of $2.6 million, and improved operating results from its retirement center, free-standing assisted living community and management services business segments. Approximately $244.6 million or 80.8% of the Company’s debt has fixed interest rates, which on a weighted average basis were 6.5% at March 31, 2005. The remaining $58.2 million or 19.2% of debt has variable interest rates, which on a weighted average basis were 5.75% at March 31, 2005. In addition, as of March 31, 2005, the Company had guaranteed $18.3 million of third-party senior debt in connection with a free-standing assisted living community that the Company manages and a retirement center that the Company leases.

The Company has scheduled current debt and lease principal payments of $22.6 million and minimum rental obligations of $69.3 million under long-term operating leases due during the twelve months ended March 31, 2006.

As of March 31, 2005, the Company had approximately $35.7 million in unrestricted cash and cash equivalents and $50.7 million in restricted cash. At March 31, 2005, the Company had $83.4 million of negative working capital which includes the classification of $113.8 million of entrance fees and $4.9 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. During 2002, 2003 and 2004, the Company has experienced that only 12%, 11%, and 9%, respectively of these entrance fee liabilities have become payable, and were required to be settled in cash, during the next twelve months. During this same period, entrance fee liabilities paid have been offset by proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $21.5 million, $26.7 million, and $31.2 million of cash during 2002, 2003, and 2004, respectively.

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $49.9 million.

Substantially all of the Company's assets are pledged (including first priority mortgages) to secure its indebtedness. Certain of the Company’s indebtedness and lease agreements are cross-collateralized or cross-defaulted. Any default with respect to such obligations could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse effect on the Company. Certain of the Company’s debt instruments and leases contain financial and other covenants, typically related to the specific communities financed or leased. The Company believes that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months. Should the cash and cash flow not be sufficent, there is no guarantee that the Company will be able to obtain alternative financing under acceptable terms.

9.   Operating Leases

As of March 31, 2005, the Company operated 44 of its senior living communities under long-term leases (34 operating leases and ten capital lease or lease financing obligations). Of the 34 operating lease communities, 25 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from three to 19 years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on occupancy levels or other measures. Contingent rent that depends on factors directly related to the future use of leased property is accrued when it is deemed probable such amounts will be due. In addition, a majority of the Company’s lease agreements impose certain restrictions or require authorizations for certain changes such as expansions or significant modifications.

Net lease expense for the three months ended March 31, 2005 was $15.5 million, which includes lease payments of $17.0 million, plus accruals for future lease escalators (straight-line lease expense) of $1.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million. Net lease expense for the three months ended March 31, 2004 was $14.8 million, which includes lease payments of $15.8 million, plus accruals for future lease escalators of $1.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.5 million.

Future minimum lease payments at March 31, 2005 are as follows (in thousands):

Twelve months ended March 31, 2006	$69,335
Twelve months ended March 31, 2007	70,677
Twelve months ended March 31, 2008	71,498
Twelve months ended March 31, 2009	71,332
Twelve months ended March 31, 2010	72,796
Thereafter	459,452

$815,090

The following table provides a summary of operating lease obligations at March 31, 2005 by lessor (in thousands):

	Future Minimum Lease Payments

	Twelve Months Ended March 31, 2006	Remaining Lease Term

Master lease agreements for ten communities. Initial term ranging from 10 to 15 years, with renewal options for two additional ten year terms.	$23,940	$260,222

Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms.	9,144	144,677

Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms.	11,351	120,307

Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.	4,346	83,303

Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease.	3,981	49,337

Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms.	6,031	47,197

Other lease agreements for four communities, as well as a lease for the home office. Initial terms ranging from eight to 17 years, with various renewal options.	10,542	110,047

Total operating lease obligations	$69,335	$815,090

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

Insurance

The delivery of personal and health care services entails an inherent risk of liability. Participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. The Company currently maintains general and professional medical malpractice insurance policies for the Company’s owned, leased and certain of its managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years, particularly during 2002 and 2003. In response to these conditions, the Company has significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified its insurance programs.

The Company currently maintains single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retention of $1.0 million and $5.0 million, respectively. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of March 31, 2005.

The Company operates under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of March 31, 2005, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $6.3 million in the aggregate. As of March 31, 2005, the Company provided cash collateralized letters of credit in the aggregate amount of $8.4 million related to this program, which are reflected as restricted cash on the Company’s consolidated balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers’ Compensation system. The Company carries excess loss coverage of $250,000 per individual under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

The Company maintains a self-insurance program for employee medical coverage, with stop-loss insurance coverage of approximately $250,000 per associate. Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

During the three months ended March 31, 2005 and 2004, the Company expensed $4.2 million and $4.7 million, respectively, related to premiums, claims and costs for general liability and professional medical malpractice, workers’ compensation, and employee medical insurance related to multiple insurance years.

Management Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to six months’ notice. One management agreement provides the Company with two ten year renewal options. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities in exchange for a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company’s existing management agreements expire at various times through June 2018.

In connection with these management agreements, the Company has guaranteed mortgage debt of $8.4 million related to a joint venture which the Company manages.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company’s business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community’s license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at March 31, 2005.

Other

A portion of the Company’s skilled nursing revenues are attributable to reimbursements under Medicare. Certain per person annual limits on therapy services, which were effective September through December 2003, have been placed on moratorium for two years. These caps will be effective for the fourth quarter of 2006, unless revised or extended.

11.   Subsequent Events

Freedom Plaza Care Center (FPCC) is a 128-bed skilled nursing and 44-bed assisted living center with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. W.E. Sheriff, the Company’s chairman, chief executive officer and president, owns 50% of Maybrook Realty, Inc., which owns FPCC. The Company has exercised its option for the purchase of the real estate interests of FPCC. The option provided for a fixed purchase price of approximately $20.3 million to Maybrook. The Company has also entered into a purchase agreement with the ground lessor to acquire its interest in the property for a purchase price of approximately $3.1 million, including an adjacent parcel of land. Upon closing (expected July 2005), the Company will simultaneously acquire the real estate interests of both Maybrook and the ground lessor in FPCC and own 100% of the community. The total purchase price for these two transactions is expected to be $23.7 million (including $0.3 million of transaction costs), which is supported by a fair market value appraisal. The Company intends to pay the purchase price with $4.7 million of cash and the proceeds of a $19.0 million mortgage loan obtained from a commercial bank.

During 2005, the Company intends to expand FPCC with the addition of 20 assisted living units and 18 dementia beds. For the twelve months ended December 31, 2004, the Company’s operating results for FPCC included revenues of $12.4 million, operating contribution of $3.5 million and $2.2 million of lease expense. During 2004, the community averaged 95.6% occupancy. As a result of this transaction, the Company expects that its annual lease expense will be reduced by approximately $2.2 million, which will be offset by an increase in depreciation expense of approximately $0.8 million and an estimated increase in interest expense of $1.0 million.

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

•
Lease expense  – Our lease expense has grown significantly over the past several years, as a result of the large number of sale-leaseback transactions completed in connection with various financing transactions. Our lease expense includes the rent expense for all operating leases, including an accrual for known lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes), and is reduced by the amortization of deferred gains on previous sale-leaseback transactions.

•
Depreciation and amortization expense  – We incur significant depreciation expense on our fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

•	Interest expense – Our interest expense is comprised of interest on our outstanding debt, capital lease and lease financing obligations.

Results of Operations

We filed an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004, to restate our consolidated statements of operations, statements of shareholders' equity and comprehensive loss and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and our balance sheets as of December 31, 2004 and 2003 and for the quarterly periods of the fiscal years ended December 31, 2004 and 2003. The information reflected herein for the quarter ended March 31, 2004 reflects such restatement.

Recent Events

During January 2005, we completed a secondary equity offering of 5,175,000 common shares, resulting in approximately $49.9 million of net proceeds to us. We used $37.1 million of these proceeds to further reduce certain high cost debt, to acquire a retirement center, and to acquire an assisted living community. We will use the remaining proceeds to acquire certain leased real estate at our communities, and for upcoming expansion and development activity at our communities or for working capital.

Highlights of Operating Results

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
Our statements of operations for the three months ended March 31, 2005 show significant improvement versus the prior year quarter. Net income for the three months ended March 31, 2005 was $2.6 million versus net loss for the three months ended March 31, 2004 of $4.5 million. Cash provided by operating activities has increased $5.7 million, to $11.9 million from $6.2 million for the three months ended March 31, 2005 and 2004, respectively.

•
In order to continue to increase net income, we are focusing primarily on improving results in our free-standing assisted living and retirement center segments, while controlling our general and administrative costs and reducing our debt service costs. We plan to increase occupancy in our free-standing assisted living community segment and increase revenue per unit, while controlling our operating costs. We also intend to increase ancillary services and revenue per unit in our retirement center segment, increase occupancy at selected communities, and control our operating costs, including labor, insurance and liability related costs.

19

•
We are focusing on increasing our free-standing assisted living community operating contribution further primarily by increasing occupancy above the current 90% level, and by increasing revenue per unit through price increases, ancillary services, and the “mark-to-market” effect of turnover of units that are at lower rates, while maintaining control of our operating costs. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents, turnover typically results in significantly increased monthly fees for the new resident. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 90% should produce high incremental community operating contribution margins for this segment. The risks to improving occupancy in our free-standing assisted living community portfolio are unexpected increases in move outs in any period (due to health or other reasons) and the development of new unit capacity or renewed price discounting by competitors in our markets, which could make it more difficult to fill vacant units and which could result in lower revenue per unit.

•
Our free-standing assisted living communities have continued to increase revenue and community operating contribution during 2005, primarily as a result of a 8.6% increase in revenue per unit, as well as an increase in ending occupancy from 84% as of March 31, 2004, to 90% as of March 31, 2005.

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

•
Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 61% for the three months ended March 31, 2005 versus the three months ended March 31, 2004.

•
Our free-standing assisted living community operating contribution per unit per month increased 30% during the three months ended March 31, 2005, versus the same period last year to $1,020 per unit per month.

•
We are also focused on increasing the revenues and operating contribution of our retirement centers. Revenue per unit increases at our retirement centers resulted primarily from increases in selling rates, increased therapy and ancillary service revenues, as well as annual billing rate increases to existing residents (typically 2% to 4% under most resident agreements). In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in significantly increased monthly fees for the new resident. This “mark-to-market” increase is generally more significant in entrance fee communities due to much longer average length of stay (ten or more years).

•
Retirement center community operating contribution increased significantly over the prior year quarter, primarily as a result of increased revenue per unit and occupancy increases. Revenues were up 7.3% for the three months ended March 31, 2005 versus the three months ended March 31, 2004. Our retirement center operating contribution per unit per month increased 5.4% during 2005, to $1,195 per unit per month.

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at March 31, 2005 and 2004.

	Number of Communities / Total Ending Capacity March 31,		Ending Occupancy % / Ending Occupied Units March 31,		Average Occupancy % / Average Occupied Units Three Months Ended March 31,

	2005	2004	2005	2004	2005	2004

Retirement Centers	29	28	95%	94%	95%	94%
	9,072	8,870	8,585	8,374	8,532	8,376

Free-standing ALs	33	33	90%	84%	89%	83%
	3,007	3,002	2,694	2,520	2,668	2,505

Management Services	5	5	95%	93%	95%	93%
	1,187	1,190	1,131	1,101	1,125	1,051

Total	67	66	94%	92%	94%	91%
	13,266	13,062	12,410	11,995	12,325	11,932

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

	Three Months Ended March 31,		2005 vs. 2004

	2005	2004	Change	%

		(restated)
Revenues:
Retirement Centers	$91,482	$85,288	$6,194	7.3%
Free-standing ALs	26,207	22,663	3,544	15.6%
Management Services	1,302	1,192	110	9.2%

Total revenue	$118,991	$109,143	$9,848	9.0%

Retirement Centers
Ending occupied units	8,585	8,374	211	2.5%
Ending occupancy %	95%	94%	1%
Average occupied units	8,532	8,376	156	1.9%
Average occupancy %	95%	94%	1%
Revenue per occupied unit (per month)	$3,574	$3,394	$180	5.3%
Operating contribution per unit (per month)	1,195	1,134	61	5.4%

Resident and healthcare revenue	91,482	85,288	6,194	7.3%
Community operating expense	60,890	56,791	4,099	7.2%

Community operating contribution (2)	30,592	28,497	2,095	7.4%

Operating contribution margin (3)	33.4%	33.4%	0.0%	0.1%

Free-standing ALs
Ending occupied units (4)	2,562	2,394	168	7.0%
Ending occupancy % (4)	90%	84%	6%
Average occupied units (4)	2,537	2,384	153	6.4%
Average occupancy % (4)	89%	84%	5%
Revenue per occupied unit	$3,443	$3,169	$274	8.6%
Operating contribution per unit (per month)	1,020	783	237	30.3%

Resident and healthcare revenue	26,207	22,663	3,544	15.6%
Community operating expense	18,447	17,061	1,386	8.1%

Community operating contribution (2)	7,760	5,602	2,158	38.5%

Operating contribution margin (3)	29.6%	24.7%	4.9%	19.8%

Management services operating contribution (2)	$500	$424	$76	17.9%

Total segment operating contributions	38,852	34,523	4,329	12.5%
As a % of total revenue	32.7%	31.6%	1.0%	3.2%

General and administrative	$6,591	$6,588	$3	0.0%
Lease expense	15,510	14,821	689	4.6%
Depreciation and amortization	9,271	6,913	2,358	34.1%
Amortization of leasehold costs	699	718	(19)	-2.6%
Loss (gain) on the sale of assets	12	(105)	117	-111.4%

Operating income	$6,769	$5,588	$1,181	21.1%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.

(2)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.

(3)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.

(4)
Excludes two free-standing assisted living communities we partially own through joint ventures. These joint ventures are not included in the consolidated free-standing assisted living segment results since we do not own a majority interest.

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

Retirement Centers

Revenue - Retirement center revenues were $91.5 million for the three months ended March 31, 2005, compared to $85.3 million for the three months ended March 31, 2004, an increase of $6.2 million, or 7.3%, which was comprised of:

•
$0.8 million related to revenues from the February acquisition of Galleria Woods. At March 31, 2005, 156 units or 75% of the community was occupied. We expect to increase occupancy at this retirement center.

•
$0.6 million from other increases in occupancy. Occupancy of the retirement center segment at March 31, 2005 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions. We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels for our retirement centers.

•
$4.8 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $2.3 million increase in therapy services). Rate increases include the impact of increased Medicare reimbursement rates for skilled nursing and therapy services, the mark-to-market effect from turnover of residents (reselling units at higher current selling rates) and annual increases in monthly service fees from existing residents. We expect that selling rates to new residents will generally continue to increase during 2005, absent an adverse change in market conditions.

Community operating expenses - Retirement center community operating expenses were $60.9 million for the three months ended March 31, 2005, compared to $56.8 million for the quarter ended March 31, 2004, an increase of $4.1 million, or 7.2%, which was comprised of:

•	$0.8 million related to operating expenses from the February acquisition of an entrance fee community with 207 units.

•
$2.5 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $2.2 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$0.7 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Community operating contribution - Retirement center operating contribution was $30.6 million for the three months ended March 31, 2005, compared to $28.5 million for the three months ended March 31, 2004, an increase of $2.1 million, or 7.4%.

•	The operating contribution margin remained at 33.4% for the three months ended March 31, 2005 and 2004.

•
The operating contribution margin in 2005 reflected continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs. These margin improvements were offset by the break-even contribution of the Galleria Woods community acquired in February 2005. We expect continued operating margin improvement for this community, as it increases its occupancy above its current 75% level.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $26.2 million for the three months ended March 31, 2005, compared to $22.7 million for the three months ended March 31, 2004, an increase of $3.5 million, or 15.6%, which was comprised of:

•	$1.7 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.7 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•	$1.8 million from increased occupancy, exclusive of acquisition-based increases. Total occupancy increased from 84% at March 31, 2004 to 90% at March 31, 2005, an increase of six percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities partially owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $18.4 million for the three months ended March 31, 2005, compared to $17.1 million for the three months ended March 31, 2004, an increase of $1.4 million or 8.1%, which was comprised of:

•	$0.9 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.5 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 90%, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•	$0.5 million of other net cost increases. This includes increased community overhead costs, such as marketing and utilities, as well as food costs and various other cost increases.

Community operating contribution - Free-standing assisted living community operating contribution was $7.8 million for the three months ended March 31, 2005, compared to $5.6 million for the three months ended March 31, 2004, an increase of $2.2 million, or 38.5%.

•	For the three months ended March 31, 2004 and 2005, the operating contribution margin increased from 24.7% to 29.6%, an increase of 4.9 percentage points.

•	The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 61% for the three months ended March 31, 2005 versus the three months ended March 31, 2004.
24

•
We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.

Management services revenues and operating contribution were $0.5 million for the three months ended March 31, 2005, compared to $0.4 million for the three months ended March 31, 2004, a slight increase of $0.1 million, or 17.9%.

General and Administrative.  General and administrative expense remained at $6.6 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

•	General and administrative expense as a percentage of total consolidated revenues was 5.5% and 6.0% for the three months ended March 31, 2005 and 2004, respectively.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.0% and 5.5% for the three months ended March 31, 2005 and 2004, respectively, calculated as follows:

	Three Months Ended March 31,

	2005	2004

Total consolidated revenues	$118,991	$109,143
Revenues of unconsolidated managed communities	13,244	12,086
Less management fees	500	424

Total combined revenue	$131,735	$120,805

Total general and administrative expense	$6,591	$6,588

General and administrative expense as a % of
total consolidated revenues	5.5%	6.0%

General and administrative expense as a % of total combined revenue	5.0%	5.5%

Lease Expense. Lease expense was $15.5 million for the three months ended March 31, 2005, compared to $14.8 million for the three months ended March 31, 2004, an increase of $0.7 million, or 4.6%.

•
As a result of sale-leaseback transactions completed in July 2004, a retirement center is currently operated pursuant to operating leases (previously owned), and two retirement centers and one free standing assisted living center are currently lease financing obligations (previously owned). For the first quarter of 2005, lease expense increased $0.5 million as a result of these transactions. These increases were offset by approximately $0.4 million of increased amortization of deferred gain on sale and $0.2 million in reduced lease expense associated with the February 10, 2005 acquisition of one free-standing assisted living community. This community was previously leased.

•
As a result of the expiration of contingent earn-outs included in lease agreements for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). Lease expense for the three months ended March 31, 2005 increased $0.4 million related to these two free-standing assisted living communities.

25

•
Net lease expense for the three months ended March 31, 2005 was $15.5 million, which includes current lease payments of $17.0 million, plus straight-line accruals for future lease escalators of $1.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million.

•	As of March 31, 2005, we had operating leases for 34 of our communities, including 19 retirement centers and 15 free-standing assisted living communities.

Depreciation and Amortization.  Depreciation and amortization expense was $9.3 million for the three months ended March 31, 2005, compared to $6.9 million for the three months ended March 31, 2004, an increase of $2.4 million, or 34.1%. Approximately $2.3 million of the increase was related to the July 2004 transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and one free-standing assisted living community. The remainder of the increase is primarily attributable to the depreciation impact of the February acquisitions of one continuing care retirement community and one free-standing assisted living community. Depreciation expense for the three months ended March 31, 2005 increased approximately $0.1 million as a result of these acquisitions. Depreciation expense for the three months ended March 31, 2005 was $9.3 million and is expected to remain at approximately that amount per quarter, absent any subsequent refinancing or transactional activity.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was consistent at $0.7 million for the three months ended March 31, 2005 and 2004.

Interest Expense.    Interest expense was $3.6 million for the three months ended March 31, 2005, compared to approximately $9.7 million for the three months ended March 31, 2004, a decrease of $6.1 million, or 63.3%. This decrease was primarily the result of:

•
The redemption of $4.5 million in principal amount of our Series B Notes on April 30, 2004.   This transaction decreased the three months ended March 31, 2005 interest expense compared to the three months ended March 31, 2004 interest expense by approximately $0.5 million.

•
In connection with the sale-leaseback transactions completed in July 2004, we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the three months ended March 31, 2005 interest expense compared to the three months ended March 31, 2004 interest expense by approximately $4.5 million.

•
In connection with the $49.9 million public equity offering completed in January 2005, we repaid $17.2 million of its 9.625% fixed interest only mortgage notes, issued in 2001, due October 1, 2008. In addition, during January 2005, we repaid a $5.7 million, 9% fixed interest mortgage note, issued in July 2004, due July 2006. These payments were made from the proceeds of the offering. These transactions decreased the three months ended March 31, 2005 interest expense compared to the three months ended March 31, 2004 interest expense by approximately $0.4 million.

•
Interest expense is expected to approximate a quarterly amount of $4.4 million, before the impact of any increase in the interest rates of our variable rate debt or other refinancing or transactional activity.

Other Income (Expense). Interest income was $0.7 million for the three months ended March 31, 2005, compared to $0.6 million for the three months ended March 31, 2004. Interest income may vary from these amounts in the future based on cash and restricted cash balances, as well as changes in interest rates.

Income Taxes.   The provision for income taxes was an expense of $1.4 million for the three months ended March 31, 2005, and $145,000 for the three months ended March 31, 2004. We have a valuation allowance against deferred tax assets of approximately $66.1 million as of March 31, 2005. As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized. If we continue to improve our reported and expected results, we expect that we will meet the “more likely than not” recoverability criteria in the future. Upon meeting that criteria, we will reduce or eliminate our valuation allowance of approximately $66.1 million against deferred tax assets, resulting in a significant reduction of tax expense (or recording tax benefit) in such period, which will result in a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax.  Minority interest in earnings of consolidated subsidiaries, net of tax, was $71,000 and $962,000 for the three months ended March 31, 2005 and 2004, respectively. A $0.7 million reduction in minority interest was attributable to increased lifecare sales for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 for Freedom Square. An additional $0.2 million reduction was attributable to the July 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those three communities).

Net Income. We experienced net income of $2.6 million, or $0.09 earnings per basic and diluted share, for the three months ended March 31, 2005, compared to a net loss of $4.5 million, or $0.21 loss per basic and diluted share, for the three months ended March 31, 2004.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months.

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, the proceeds from the sale of entrance fees, and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with 16.2% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due upon termination of entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We have substantial payment commitments on our outstanding debt, capital leases and lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
We have total debt of $302.8 million at March 31, 2005. We also guaranty $18.3 million of third party senior debt in connection with a retirement center and a free-standing assisted living community that we operate.

•
Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $107.7 million, including payments of $5.9 million of maturity payments due during the twelve months ended March 31, 2006. We intend to pay or these amounts as they come due primarily from cash provided by operations.

•
As of March 31, 2005, we lease 44 of our communities (34 operating leases and 10 leases accounted for as lease financing obligations). We also lease certain equipment. As a result, we have significant lease payments. Our capital lease and lease financing obligations include payments of $16.7 million that are due in the twelve months ended March 31, 2006. During the twelve months ending March 31, 2006, we are also obligated to make minimum rental payments of approximately $69.3 million under long-term operating leases. We intend to pay these capital lease and lease financing obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

27

•
Our cash needs for debt and capital lease and lease financing obligations, including interest payments, will remain a significant cost for the foreseeable future. In order to further increase our liquidity, we are focusing on increasing our cash flow from operations and reducing our leverage and debt service costs. We are focused on increasing our cash flow from operations primarily by increasing our occupancy levels and revenue per unit at our communities through periodic selling rate increases and additional ancillary services, while controlling operating expenses and maintaining strong entrance fee sales. We are continuously exploring opportunities to reduce our leverage and average debt cost by refinancing higher cost debt. In addition, we plan to reduce our leverage through scheduled amortization of debt and prepayments of certain additional amounts as funds are available.

As of March 31, 2005, we had approximately $35.7 million in unrestricted cash and cash equivalents and $50.7 million in restricted cash. At March 31, 2005, we had $83.4 million of negative working capital, which includes the reclassification of $113.8 million of entrance fees as current liabilities and $4.9 million in tenant deposits as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 10% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $6.3 million of cash for the three months ended March 31, 2005.

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $49.9 million.

We may consider, from time to time, development or acquisition of additional senior living communities or other assets. We also plan to add additional units to our portfolio, primarily through the expansion of our existing retirement center communities. We currently have expansion projects in various stages of development relating to our communities. Several of these are expected to begin construction during 2005, and would increase our unit capacity over the next several years (beginning in 2006). These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

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

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2005, since 80.8% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs. As a result of operating losses, we have not incurred significant tax payments in recent years. Taxable gains on various sale-leaseback transactions fully utilized our federal tax loss carryforwards during 2004, and we expect to be a taxpayer for 2005 and future years.

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

Tax Valuation Allowance

As of March 31, 2005, we have a valuation allowance against deferred tax assets of approximately $66.1 million. As a result of our reported losses in the past several years, we do not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities. We will continue to assess our ability to generate sufficient taxable income (from positive income and other factors) during future periods in which the deferred tax assets may be utilized.

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

Cash Flow, Investing and Financing Activity

During the three months ended March 31, 2005, we experienced a positive net cash flow of $7.2 million. Net cash provided by operating activities was $11.9 million, net cash used by investing activities was $20.0 million and net cash provided by financing activities was $15.3 million. Our unrestricted cash balance was $35.7 million as of March 31, 2005, as compared to $28.5 million as of December 31, 2004. Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from our January public offering, while cash was used primarily for acquisitions, debt service and lease obligations, debt repayments, capital expenditures and working capital.

Net cash provided by operating activities increased from $6.2 million for the three months ended March 31, 2004 to $11.9 million for the three months ended March 31, 2005, an improvement of $5.7 million, primarily as a result of improved operational results and a reduction in interest paid associated with the repayment of various debt instruments, and increased net cash from entrance fee sales and refunds.

Net cash provided by entrance fee sales, net of refunds, decreased $1.3 million for the three months ended March 31, 2005 as compared to March 31, 2004, as follows:

	Three Months Ended March 31,

	2005	2004

		(restated)
Cash flows from operating activities:
Proceeds from entrance fee sales - deferred income	$7,805	$7,181

Cash flows from financing activities:
Proceeds from entrance fee sales - refundable portion	$4,996	$3,484
Refunds of entrance fee terminations	(6,517)	(3,112)

Net cash provided by entrance fee sales	$6,284	$7,553

We are focused on maintaining strong entrance fee sales for the remainder of 2005. Excluding the February 2005 acquisition of Galleria Woods, our existing entrance fee communities average 95.6% occupancy, and additional growth of entrance fee sales at these communities may become a function of the available inventory of vacant units.

We routinely make capital expenditures to maintain or enhance communities under our control. Our maintenance capital spending is primarily for refurbishing apartments and maintaining the quality of our communities. Capital spending for the three months ended March 31, 2005 was $19.6 million, including $4.9 million of maintenance capital spending, and $14.7 million of capital expenditures related to expansion and development activities. Our expected 2005 maintenance capital spending is approximately $22.8 million. In addition, capital spending on expansion and development activities is expected to increase during 2005.

Net cash provided by financing activities was $15.3 million compared with a $3.3 million use from financing activities for the three months ended March 31, 2005 and March 31, 2004, respectively. During the three months ended March 31, 2005, we received proceeds of $49.9 million from the January 26, 2005 public offering of 5,175,000 shares of our common stock. Furthermore, we repaid $27.4 million on various mortgage notes (see Note 21 of the Consolidated Financial Statements contained in our Form 10-K/A for the year ended December 31, 2004), made principal payments on other indebtedness of $4.9 million and made distributions to minority interest holders of $1.0 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $0.3 million during the three months ended March 31, 2005.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of March 31, 2005 (amounts in thousands):

	Payments Due by Twelve Months Ended March 31,

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations	$107,722	$5,916	$18,158	$5,244	$8,661	$2,648	$67,095
Capital Lease and Lease financing obligations	195,122	16,686	17,171	17,798	18,663	19,556	105,248
Operating lease obligations	815,090	69,335	70,677	71,498	71,332	72,796	459,452
Refundable entrance fee obligations(3)	81,886	9,007	9,007	9,007	9,007	9,007	36,851

Total contractual obligations	$1,199,820	$100,944	$115,013	$103,547	$107,663	$104,007	$668,646

Interest income on notes receivable(1)	(23,622)	(1,076)	(1,065)	(1,057)	(1,042)	(1,028)	(18,354)

Contractual obligations, net	$1,176,198	$99,868	$113,948	$102,490	$106,621	$102,979	$650,292

	Amount of Commitment Expiration Per Period

	Total	2005	2006	2007	2008	2009	Thereafter

Guaranties(2)	$18,338	$500	$8,642	$375	$407	$440	$7,974

Total commercial commitments	$18,338	$500	$8,642	$375	$407	$440	$7,974

(1)	A portion of the lease payments noted in the above table is repaid to us as interest income on a note receivable from the lessor.

(2)
Guarantees include mortgage debt related to two communities. The mortgage debt we guarantee relates to a retirement center under a long-term operating lease agreement, and to a free-standing assisted living community in which we have a joint venture interest.

(3)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resale of entrance fee units each year completely offset refunds paid, and generate excess cash to us.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by our management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of our financial statements are more fully described in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and our consolidated financial statements and the notes thereto.

Risks Associated with Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of us or our management including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our expectations regarding the “mark-to-market” effect of resident turnover and the incremental operating margin from increasing occupancy at our free-standing assisted living communities; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease financing obligations; the projections of revenue, income or loss, capital expenditures, interest rates and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that we have generated losses prior to the fourth quarter of 2004, (ii) the risks associated with our financial condition and the fact that we are highly leveraged, (iii) the risk that we will be unable to improve operating results at our free-standing assisted living communities, sell our entrance fee units or increase our cash flow or generate expected levels of cash, (iv) the risk that alternative or replacement financing sources will not be available to us, (v) the risks associated with market conditions for the senior living industry, (vi) the risk that we will be unable to obtain liability insurance in the future or that the costs associated with such insurance or related losses (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, (viii) the risks and uncertainties associated with complying with new and evolving standards of corporate governance and regulatory requirements, as well as the costs and management time associated with these activities, (ix) the risk of adverse changes in governmental reimbursement programs, (x) the risk of rising interest rates, and (xi) the risks and uncertainties set forth under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and our other filings with the Securities and Exchange Commission.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk  We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not income or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt, but do affect future income and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. We have $58.2 million of variable rate debt at March 31, 2005. However, $47.8 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing our interest rate. Therefore, a one percentage point increase in the market interest rate would result in an increase in interest expense for the coming year of approximately $0.5 million plus $0.1 million interest for variable rate debt not subject to rate floors. A one percentage point decrease in the market interest rate would result in an decrease in interest expense for the coming year of approximately $0.3 million plus $0.1 million for variable rate debt not subject to rate floors.

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

We do not expect changes in interest rates to have a material effect on income or cash flows in 2005, since 80.8% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 6, 2005, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified material weaknesses in internal control over financial reporting as of December 31, 2004, as follows:

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

In connection with the preparation of the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004, and this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, and solely because of the material weaknesses discussed above, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005, and such disclosure controls and procedures did not timely provide them with material information relating to the Company and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to quarter end, we determined that certain of our accounting policies were not in accordance with generally accepted accounting principles, and that, as such, a restatement of our previously issued financial statements was necessary. On June 9, 2005, we restated our previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly periods in 2004 and 2003. During the process of restating the Company’s previously issued financial statements, we conducted a review of our controls over the selection, application and monitoring of appropriate accounting policies and procedures.

In order to remediate the weaknesses in our internal control over financial reporting, subsequent to quarter end, we have conducted a detailed review of our controls over the selection, application and monitoring of appropriate accounting policies and procedures, and have added personnel and implemented additional review procedures. We are confident that, as of the date of this filing, we have taken steps that will fully remediate the material weaknesses (as described above) in our disclosure controls and our internal controls over financial reporting.

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

AMERICAN RETIREMENT CORPORATION

Date: June 9, 2005	By:	/s/ Bryan D. Richardson

Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer (Principal Financial
and Accounting Officer)
34