Form 10-Q
period 2005-06-30
AMERICAN RETIREMENT CORP
filed 2005-08-05
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number 01-13031

American Retirement Corporation
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1674303
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

111 Westwood Place, Suite 200, Brentwood, TN (Address of Principal Executive Offices)	37027 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (615) 221-2250

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No  __

As of August 3, 2005, 31,197,775 shares of the registrant’s common stock, $0.01, were outstanding.

INDEX
PART I.  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$46,472	$28,454
Restricted cash	18,709	25,270
Accounts receivable, net of allowance for doubtful accounts	16,117	16,175
Inventory	1,343	1,364
Prepaid expenses	3,355	2,667
Deferred income taxes	8,049	5,645
Other current assets	11,273	8,490
Total current assets	105,318	88,065

Restricted cash, excluding amounts classified as current	20,345	24,864
Notes receivable	21,270	18,563
Deferred income taxes	51,646	-
Leasehold acquisition costs, net of accumulated amortization	23,175	29,362
Land, buildings and equipment, net	516,786	496,297
Goodwill	36,463	36,463
Other assets	54,434	55,636
Total assets	$829,437	$749,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,975	$10,372
Current portion of capital lease and lease financing obligations	16,922	16,474
Accounts payable	4,096	5,937
Accrued payroll and benefits	12,407	10,125
Accrued property taxes	8,438	8,872
Other accrued expenses	9,923	9,023
Other current liabilities	9,716	8,505
Tenant deposits	4,733	4,804
Refundable portion of entrance fees	83,556	79,148
Deferred entrance fee income	35,732	33,800
Total current liabilities	192,498	187,060

Long-term debt, less current portion	98,549	125,584
Capital lease and lease financing obligations, less current portion	174,212	182,652
Deferred entrance fee income	121,258	111,386
Deferred gains on sale-leaseback transactions	92,965	98,876
Deferred income taxes	-	6,027
Other long-term liabilities	21,938	17,751
Total liabilities	701,420	729,336

Minority interest	7,739	14,213

Commitments and contingencies (See notes)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares authorized,
31,205,588 and 25,636,429 shares issued and outstanding, respectively	312	252
Additional paid-in capital	220,487	168,092
Accumulated deficit	(98,800)	(160,425)
Deferred compensation, restricted stock	(1,721)	(2,218)
Total shareholders' equity	120,278	5,701
Total liabilities and shareholders' equity	$829,437	$749,250

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended June 30,
	2005	2004
		(restated)
Revenues:
Resident and health care	$120,641	$109,110
Management and development services	516	515
Reimbursed expenses	542	524
Total revenues	121,699	110,149

Operating expenses:
Community operating expenses	79,896	74,065
General and administrative	6,765	6,114
Lease expense	15,445	14,872
Depreciation and amortization	8,773	6,547
Amortization of leasehold acquisition costs	689	728
Loss (gain) on disposal or sale of assets	344	(6)
Reimbursed expenses	542	524
Total operating expenses	112,454	102,844

Operating income	9,245	7,305

Other income (expense):
Interest expense	(3,916)	(8,932)
Interest income	874	669
Other	5	(364)
Other expense, net	(3,037)	(8,627)

Income (loss) before income taxes and minority interest	6,208	(1,322)

Income tax (benefit) expense	(53,392)	75

Income (loss) before minority interest	59,600	(1,397)

Minority interest in earnings of consolidated subsidiaries, net of tax	(600)	(863)

Net income (loss)	$59,000	$(2,260)

Basic earnings (loss) per share	$1.90	$(0.09)
Dilutive earnings (loss) per share	$1.82	$(0.09)

Weighted average shares used for basic earnings (loss) per share data	31,053	24,290
Effect of dilutive common stock options	1,278	-
Weighted average shares used for dilutive earnings (loss) per share data	32,331	24,290

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Six months ended June 30,
	2005	2004
		(restated)
Revenues:
Resident and health care	$238,330	$217,061
Management and development services	1,016	939
Reimbursed expenses	1,344	1,292
Total revenues	240,690	219,292

Operating expenses:
Community operating expenses	159,233	147,917
General and administrative	13,356	12,702
Lease expense	30,955	29,693
Depreciation and amortization	18,044	13,460
Amortization of leasehold acquisition costs	1,388	1,446
Loss (gain) on disposal or sale of assets	356	(111)
Reimbursed expenses	1,344	1,292
Total operating expenses	224,676	206,399

Operating income	16,014	12,893

Other income (expense):
Interest expense	(7,473)	(18,633)
Interest income	1,594	1,271
Other	144	(253)
Other expense, net	(5,735)	(17,615)

Income (loss) before income taxes and minority interest	10,279	(4,722)

Income tax (benefit) expense	(52,017)	220

Income (loss) before minority interest	62,296	(4,942)

Minority interest in earnings of consolidated subsidiaries, net of tax	(671)	(1,825)

Net income (loss)	$61,625	$(6,767)

Basic earnings (loss) per share	$2.06	$(0.30)
Dilutive earnings (loss) per share	$1.96	$(0.30)

Weighted average shares used for basic earnings (loss) per share data	29,976	22,770
Effect of dilutive common stock options	1,540	-
Weighted average shares used for dilutive earnings (loss) per share data	31,516	22,770

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Six months ended June 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$61,625	$(6,767)
Adjustments to reconcile net income (loss) to cash and cash
equivalents provided by operating activities:
Tax benefit from release of tax valuation allowance	(55,697)	-
Depreciation and amortization	19,432	14,906
Loss on extinguishment of debt	794
Amortization of deferred financing costs	253	1,208
Deferred entrance fee items:
Amortization of deferred entrance fee income	(8,894)	(8,745)
Proceeds from entrance fee sales - deferred income	18,211	15,325
Accrual of deferred interest	-	4,074
Amortization of deferred gain on sale-leaseback transactions	(5,911)	(5,078)
Amortization of deferred compensation	412	-
Minority interest in earnings of consolidated subsidiaries	671	1,825
Tax benefit from exercise of stock options	558	-
(Gains) losses from unconsolidated joint ventures	(160)	220
Loss (gain) on disposal or sale of assets	356	(111)
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	72	(651)
Inventory	29	34
Prepaid expenses	(762)	376
Deferred income taxes	(8,431)	-
Other assets	3,861	3,973
Accounts payable	(1,846)	(121)
Other accrued expenses and other current liabilities	4,000	(2,029)
Tenant deposits	(161)	(66)
Deferred lease liability	1,445	(624)
Other liabilities	755	3,640
Net cash and cash equivalents provided by operating activities	30,612	21,389

Cash flows from investing activities:
Additions to land, buildings and equipment	(13,583)	(9,572)
Acquisition of community and property	(13,950)	-
Proceeds from the sale of assets	6,073	-
Investment in restricted cash	(8,327)	(7,578)
Proceeds from release of restricted cash	19,343	4,144
Net change in other restricted cash accounts	(236)	(364)
Issuances of notes receivable	(3,000)	-
Receipts from notes receivable	113	180
Other investing activities	466	366
Net cash and cash equivalents used by investing activities	(13,101)	(12,824)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	43,838
Principal payments on long-term debt	(45,569)	(49,239)
Principal reductions in master trust liability	(553)	(634)
Refundable entrance fee items:
Proceeds from entrance fee sales - refundable portion	8,878	7,295
Refunds of entrance fee terminations	(11,615)	(5,872)
Expenditures for financing costs	(238)	(341)
Distributions to minority interest holders	(2,378)	(2,225)
Proceeds from the issuance of common stock	49,934	142
Proceeds from the issuance of stock under the associate stock purchase plan	1,035	-
Proceeds from the exercise of stock options	1,013	204
Net cash and cash equivalents provided (used) by financing activities	507	(6,832)

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)
	Six months ended June 30,
	2005	2004
		(restated)

Net increase in cash and cash equivalents	$18,018	$1,733

Cash and cash equivalents at beginning of period	28,454	17,192
Cash and cash equivalents at end of period	$46,472	$18,925

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (including capitalized interest)	$7,919	$12,844
Income taxes paid	$2,613	$494

During the six months ended June 30, 2005, the Company acquired the real assets of an assisted living community previously operated pursuant to an operating lease and an entrance-fee continuing care retirement community for approximately $14.0 million of cash plus the assumption of various liabilities, including existing entrance fee refund obligations. As a result of the transaction, assets and liabilities changed as follows:

	Six months ended June 30,
	2005	2004

Land, buildings and equipment acquired	$26,139	$-
Refundable portion of entrance fees	(631)	-
Deferred entrance fee income	(9,779)	-
Other	(1,779)	-
Cash paid for acquisition of community and property	$13,950	$-

Supplemental disclosure of non-cash transactions:
During the six months ended June 30, 2005, the Company completed a transaction with a real estate investment trust ("REIT") pursuant to which the Company received $9.5 million in proceeds under its existing leases on two of its retirement center communities. This investment by the REIT is recorded by the Company as a refinancing of a previous $8.7 million note payable. In connection with this refinancing, the Company incurred a loss on debt extinguishment which is included as a non-cash charge in the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2005.

During the six months ended June 30, 2004, the Company issued 4,808,898 shares of common stock, par value $0.01 per share, to certain holders of the Company's 10% Convertible Senior Subordinated Series B Notes. The holders elected to convert $10.9 million of the Series B Notes to common stock at the conversion price of $2.25 per share. On April 1, 2004, the Company elected to redeem the balance of the Series B Notes on April 30, 2004. As a result, debt and equity were changed as follows:

	Six months ended June 30,
	2005	2004
Long-term debt	$-	$(10,820)
Common stock	-	48
Additional paid-in capital	-	10,772

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. In addtion, certain prior period amounts have been reclassifed to conform to current year presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

The preparation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

2. Restatement

The Company filed an amendment on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 to restate its consolidated statements of operations, statements of shareholders' equity and comprehensive loss and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and its balance sheets as of December 31, 2004 and 2003 and for the quarterly periods of the fiscal years ended December 31, 2004 and 2003. The information contained herein reflects such restatement.

The following is a summary of the impact of the restatement on the Company’s condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 (in thousands, except per share data):

Condensed Consolidated Statements of Operations (In thousands, except per share data)
	For the three months ended June 30, 2004			For the six months ended June 30, 2004
	As previously filed	Adjustments	Restated	As previously filed	Adjustments	Restated

Total revenues	$110,149	$-	$110,149	$219,292	$-	$219,292

Lease expense	15,158	(286)	14,872	30,272	(579)	29,693
(Gain) loss on sale of assets	-	(6)	(6)	-	(111)	(111)
Total operating expenses	103,136	(292)	102,844	207,089	(690)	206,399
Operating income	7,013	292	7,305	12,203	690	12,893

Loss (gain) on sale of assets	(6)	6	-	(111)	111	-
Other expense, net	(8,621)	(6)	(8,627)	(17,504)	(111)	(17,615)
Loss before income taxes and minority interest	(1,608)	286	(1,322)	(5,301)	579	(4,722)
Income tax expense	75	-	75	220	-	220
Net loss	(2,546)	286	(2,260)	(7,346)	579	(6,767)

Basic and diluted loss per share	(0.10)	0.01	(0.09)	(0.32)	0.02	(0.30)

Condensed Consolidated Statement of Cash Flows (In thousands)
	For the six months ended June 30, 2004
	As previously filed	Adjustments	Restated

Net loss	(7,346)	579	(6,767)
Entrance fee items:
Amortization of deferred entrance fee income	(8,745)	-	(8,745)
Proceeds from entrance fee sales - deferred income	22,620	(7,295)	15,325
Refunds of entrance fee terminations	(5,872)	5,872	-
Accrual of deferred interest	-	4,074	4,074
Other assets	3,928	45	3,973
Deferred lease liability	-	(624)	(624)
Net cash and cash equivalents provided by operating activities	18,738	2,651	21,389

Net cash and cash equivalents used by investing activities	(12,824)	-	(12,824)

Accrual of deferred interest	4,074	(4,074)	-
Entrance fee items:
Proceeds from entrance fee sales - refundable portion	-	7,295	7,295
Refunds of entrance fee terminations	-	(5,872)	(5,872)
Net cash and cash equivalents used by financing activities	(4,181)	(2,651)	(6,832)
Net increase in cash and cash equivalents	1,733	-	1,733

3. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries that manage, own and operate senior living communities. The Company maintains each of its subsidiaries as a separate and distinct legal entity. Absent express contractual provisions or agreements to the contrary, neither the Company nor any of its subsidiaries are liable for, nor are any of their respective assets available to satisfy, the obligations or liabilities of any other subsidiary of the Company. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. All significant intercompany balances and transactions are eliminated in consolidation.

4. Segment Information

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

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three and six months ended June 30, 2005 and 2004, and total assets by segment at June 30, 2005 and December 31, 2004 (in thousands).(1)(2)(3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues
Retirement centers	$93,794	$85,578	$185,276	$170,866
Free-standing assisted living communities	26,847	23,532	53,054	46,195
Management services (2)	1,058	1,039	2,360	2,231
Total revenue	$121,699	$110,149	$240,690	$219,292

Retirement centers
Resident and healthcare revenues	$93,794	$85,578	$185,276	$170,866
Community operating expense	61,869	56,546	122,759	113,337
Segment operating contribution (3)	31,925	29,032	62,517	57,529

Free-standing assisted living communities
Resident and healthcare revenues	26,847	23,532	53,054	46,195
Community operating expense	18,027	17,519	36,474	34,580
Segment operating contribution (3)	8,820	6,013	16,580	11,615

Management services operating contribution	516	515	1,016	939

General and administrative expense	6,765	6,114	13,356	12,702
Lease expense	15,445	14,872	30,955	29,693
Depreciation and amortization (4)	9,462	7,275	19,432	14,906
Loss (gain) on sale of assets	344	(6)	356	(111)
Operating income	$9,245	$7,305	$16,014	$12,893

	June 30,	December 31,
	2005	2004
Total Assets
Retirement centers	$507,626	$498,132
Free-standing assisted living communities	185,840	182,353
Management services	135,971	68,765
Total	$829,437	$749,250

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.
(2)	Management Services represent the Company’s management fee revenue and reimbursed expense revenue.
(3)	Segment operating contribution is defined as segment revenues less segment operating expenses.
(4)
The Company’s depreciation expense for the six months ended June 30, 2004 includes $0.5 million of depreciation expense which would have been recognized during 2003 while the assets were held-for-sale if the assets had been continuously classified as held-for-use.

5. Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Accounting for Share Based Payment, an amendment to SFAS No. 148, Stock-Based Compensation - Transition and Disclosure and a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation and is effective as of the beginning of the first annual period that begins after June 15, 2005 (calendar 2006). The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income (loss), as reported	$59,000	$(2,260)	$61,625	$(6,767)
Deduct total stock-based employee compensation expense determined under fair-value-based method	(294)	(255)	(322)	(421)
Pro forma net income (loss)	$58,706	$(2,515)	$61,303	$(7,188)

Earnings (loss) per share:
Basic - as reported	$1.90	$(0.09)	$2.06	$(0.30)
Diluted - as reported	$1.82	$(0.09)	$1.96	$(0.30)
Basic - pro forma	$1.89	$(0.10)	$2.05	$(0.32)
Diluted - pro forma	$1.82	$(0.10)	$1.95	$(0.32)

As permitted by SFAS No. 123R, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. Beginning in calendar year 2006, the Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123 (Revised). The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The weighted average fair value of options granted during the three and six months ended June 30, 2005 was $6.50 and $6.40, respectively, as compared to $2.25 and $2.28, for the three and six months, respectively, ended June 30, 2004. Considering recent market trends, the Company expects this average to continue to increase. At June 30, 2005, the Company had 0.9 million unvested options outstanding, of which 0.2 million vest during the remainder of 2005. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing share payments January 1, 2006.

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant. These grants vest ratably over a period of three years from the date of grant. Measured compensation related to these grants totaled $2.6 million which is being amortized as compensation expense over the period of vesting. For the three months and six months ended June 30, 2005, the Company expensed $0.3 million and $0.5 million, respectively, as compensation expense related to the amortization of the restricted stock.

6.  Earnings (Loss) per Share

Basic and diluted earnings per share for the three and six months ended June 30, 2005 have been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2005 and 2004, there were approximately 2.1 million and 1.5 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding periods, respectively.

A computation of diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income (loss)	$59,000	$(2,260)	$61,625	$(6,767)

Weighted average shares used for basic earnings per share data	31,053	24,290	29,976	22,770
Effect of dilutive common securities:
Employee stock options	1,278	-	1,540	-
Weighted average shares used for diluted earnings per share data	32,331	24,290	31,516	22,770

Basic income (loss) per share	$1.90	$(0.09)	$2.06	$(0.30)
Effect of dilutive securities	(0.08)	-	(0.10)	-
Diluted income (loss) per share	$1.82	$(0.09)	$1.96	$(0.30)

The following options outstanding during the three and six months ended June 30, 2005 and 2004 were excluded from the computation of diluted earnings per share for the respective period because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The options outstanding during the three and six months ended June 30, 2004 were excluded from the computation of diluted earnings per share for the respective period because of net losses during these periods.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Number of options (in thousands)	36	746	176	1,038
Weighted-average exercise price	$14.48	$4.90	$13.60	$4.84

On April 1, 2004, the Company elected to redeem the balance of its 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes). The notes were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2004 as the effect would be anti-dilutive.

7.  Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):
	June 30,	December 31,
	2005	2004
Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2006 and 2037. Interest rates at June 30, 2005 range from 5.81% to 9.5%. The loans are secured by certain land, buildings and equipment.	$89,782	$109,401

Other long-term debt, interest generally payable monthly with any unpaid principal due between 2005 and 2018. Fixed interest rates at June 30, 2005 range from 4.6% to 9.0%.	15,742	26,555
Subtotal debt	105,524	135,956

Capital lease and lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 0.53% to 10.9%, with final payments due between 2009 and 2017. The obligations are secured by certain land, buildings and equipment.	191,134	199,126
Total debt including capital lease and lease financing obligations	296,658	335,082
Less current portion:
Debt	(6,975)	(10,372)
Capital lease and lease financing obligations	(16,922)	(16,474)
Total long-term debt, excluding current portion:
Debt	98,549	125,584
Capital lease and lease financing obligations	174,212	182,652
Total	$272,761	$308,236

At June 30, 2005, the aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt at June 30, 2005

For the twelve months ended June 30, 2006	$6,975	$16,922	$23,897
For the twelve months ended June 30, 2007	11,148	17,304	28,452
For the twelve months ended June 30, 2008	2,508	18,026	20,534
For the twelve months ended June 30, 2009	7,588	18,867	26,455
For the twelve months ended June 30, 2010	9,007	19,764	28,771
Thereafter	68,298	100,251	168,549
	$105,524	$191,134	$296,658

2005 Activity

The Company used the proceeds of its January 26, 2005 secondary offering to make certain debt repayments. During January 2005, the Company repaid in full the balance on a mortgage loan from Health Care Property Investors (HCPI) in the amount of $5.7 million, bearing interest at 9%. In addition, during January 2005, the Company repaid in full the $17.2 million of 9.625% fixed interest-only mortgage notes, issued in 2001, due October 1, 2008.

During May 2005, the Company repaid in full the balance on a 5.5%, $7.1 million floating rate mortgage loan, due April 2011, related to a free standing assisted living community.

The Company recently completed four transactions as part of its strategy to release portions of its restricted cash, and to increase capacity in its portfolio through certain community expansions and new development. These transactions in the aggregate released approximately $13 million of restricted cash and facilitated the Company’s expansion plans at certain communities.

On June 29, 2005, the Company obtained a letter of credit facility from a commercial bank. The facility provides for the issuance of up to $10.7 million of standby letters of credit and is collateralized by a mortgage on two of the Company’s free-standing assisted living communities. The Company presently has $8.4 million of letters of credit outstanding under this facility, which has an initial term of one year, and can be renewed for two additional one year periods in accordance with its terms. A fee of 1% per annum is payable for any letters of credit issued under the facility. In the event a standby letter of credit is drawn upon, the amount so drawn will bear interest at the prime rate. The letter of credit facility contains certain financial convenants and other restrictions related to certain communities. As a result of this letter of credit facility, the Company released approximately $8.4 million from its restricted cash balance, which was used to repay debt.

On June 29, 2005, the Company completed a transaction with a real estate investment trust (“REIT”)  from whom the Company leases two of its Alabama retirement center communities. Pursuant to this transaction, the Company received $9.5 million in proceeds which were then used to repay the balance of a $9.5 million loan related to its leasehold in the communities. The additional investment by the REIT is recorded by the Company as a refinancing and is included in the Company’s condensed consolidated balance sheet debt at June 30, 2005. In connection with this refinancing, the Company incurred a loss on debt extinguishment. This loss is included in the Company’s condensed consolidated statement of operations as interest expense for the three and six months ended June 30, 2005.

The Company has a master lease with another REIT for nine of its communities. On June 30, 2005, the Company amended the master lease as part of a transaction that involved the sale to the REIT of two of the Company’s owned free-standing assisted living communities for inclusion in the master lease, and the contemporaneous removal of two other free-standing assisted living communities from the master lease. In connection with this exchange, the Company also received $1.5 million of cash from the REIT, which correspondingly increased the Company’s lease basis under the master lease. The operating results of all four of these communities are included in the Company’s condensed consolidated financial statements before and after the exchange. This exchange will facilitate planned expansions for both of the communities that were repurchased and removed from the master lease. Additionally, as part of this transaction, the REIT established a program to reduce up to $7.0 million of security deposit requirements under the master lease based on the satisfaction of certain financial performance tests for the master lease portfolio. The Company currently has $7.0 million of restricted cash underlying these security deposits that will be released incrementally as these tests are met. The master lease was also amended to extend the timing of a purchase option for one community under the master lease. The option was initially exercisable in 2010, which date may be deferred for up to three years at the option of the REIT.

On June 30, 2005, the Company completed a transaction with a third REIT to repurchase the REIT’s minority interest in the lessor of two of its entrance fee communities. As a result of the repurchase of these two minority ownership positions, the Company now owns 100% of both entrance fee communities. In exchange for these minority interests, the Company issued to the REIT a $6.2 million note, due July 1, 2010, bearing interest at 9%. The transaction simplifies the ownership structure of the two communities and facilitates the current expansion of one of them. In a related transaction, the REIT amended a separate lease with the Company to eliminate a $5 million security deposit requirement. As a result, $5 million of the Company’s restricted cash was released to unrestricted cash.

Other Activity

Approximately $63.5 million of the Company’s $191.1 million in lease financing obligations include contingent earnout provisions under certain leases which expire between December 2005 and October 2006. The contingent earnout provisions relate to one retirement center and six free-standing assisted living communities. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as lease financing obligations, but will be accounted for as operating leases. As a result, lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected reduction of lease financing obligations as a result of these expirations, unless further extended and assuming no modifications in payment terms, is:

During the three months ended December 31, 2005	$5.5 million
During the three months ended March 31, 2006	7.2 million
During the three months ended December 31, 2006	46.7 million
$59.4 million

The Company guarantees approximately $18.2 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $9.8 million relates to a retirement center which the Company leases and $8.4 million relates to a joint venture which the Company manages. These guarantees require that the Company pay or perform the borrower’s obligation. Accordingly, the Company would be required to make any payments, and perform any obligations, if the relevant borrower fails to do so. To date, the Company has not been required to fund any debt guarantees, and at June 30, 2005, the Company does not believe that it will be required to make payments under its current outstanding guarantees. If it were required to fund a debt guarantee, the Company would be entitled to seek indemnity or contribution payments from the borrower and, if applicable, any co-guarantor.

Liquidity

The Company believes that its current cash and cash equivalents, expected cash flow from operations, and the proceeds from additional financing transactions will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, lease and tax obligations during the next twelve months.

The Company has substantial debt and lease obligations. During the past twelve months, total debt decreased $38.4 million from $335.1 million at June 30, 2004 to $296.7 million at June 30, 2005. Approximately $247.1 million or 83.3% of the Company’s debt and lease financing obligations have fixed interest rates, which on a weighted average basis were 4.02% at June 30, 2005. The remaining $49.6 million, or 16.7%, of debt has variable interest rates, which on a weighted average basis were 6.04% at June 30, 2005. The Company has scheduled current debt and lease principal payments of $23.9 million and minimum rental obligations of $69.1 million under long-term operating leases due during the twelve months ended June 30, 2006.

As of June 30, 2005, the Company had approximately $46.5 million in unrestricted cash and cash equivalents and $39.1 million in restricted cash. For the six months ended June 30, 2005, the Company’s cash provided by operations was $30.6 million. At June 30, 2005, the Company had $87.2 million of negative working capital, which includes the classification of $119.3 million of entrance fees and $4.7 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. During 2002, 2003 and 2004, the Company experienced that only 12%, 11%, and 9%, respectively, of these entrance fee liabilities actually became payable and were required to be settled in cash. During this same period, entrance fee liabilities paid were offset by proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $21.5 million, $26.7 million, and $31.2 million of cash during 2002, 2003, and 2004, respectively.

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $49.9 million.

Substantially all of the Company's assets are pledged (including first priority mortgages) to secure its indebtedness. Certain of the Company’s indebtedness and lease agreements are cross-collateralized or cross-defaulted. Any default with respect to such obligations could cause the Company’s lenders or lessors to declare defaults, accelerate payment obligations or foreclose upon the communities securing such indebtedness or exercise their remedies with respect to such communities, which could have a material adverse effect on the Company. Certain of the Company’s debt instruments and leases contain financial and other covenants, typically related to the specific communities financed or leased. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, and lease obligations during the next twelve months. Should the Company’s cash and cash flow from operations not be sufficient, there is no guarantee that the Company will be able to obtain alternative financing under acceptable terms.

8. Operating Leases

As of June 30, 2005, the Company operated 44 of its senior living communities under long-term leases (34 operating leases and ten capital lease or lease financing obligations). Of the 34 operating lease communities, 25 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from three to 19 years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on revenue, occupancy levels or other measures. Contingent rent that depends on factors directly related to the future use of leased property is accrued when it is deemed probable such amounts will be due. In addition, a majority of the Company’s lease agreements impose certain restrictions or require pre-approval for certain changes such as expansions or significant modifications to the leased property.

Net lease expense for the three months ended June 30, 2005 was $15.4 million, which includes lease payments of $17.0 million, plus accruals for future lease escalators (straight-line lease expense) of $1.4 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million. Net lease expense for the three months ended June 30, 2004 was $14.9 million, which includes lease payments of $15.9 million, plus accruals for future lease escalators of $1.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.5 million.

Net lease expense for the six months ended June 30, 2005 was $31.0 million, which includes lease payments of $34.0 million, plus accruals for future lease escalators (straight-line lease expense) of $2.9 million, net of the amortization of the deferred gain from prior sale-leasebacks of $5.9 million. Net lease expense for the six months ended June 30, 2004 was $29.7 million, which includes lease payments of $31.8 million, plus accruals for future lease escalators of $3.0 million, net of the amortization of the deferred gain from prior sale-leasebacks of $5.1 million.

Future minimum lease payments at June 30, 2005 are as follows (in thousands):

Twelve months ended June 30, 2006	$69,109
Twelve months ended June 30, 2007	70,214
Twelve months ended June 30, 2008	70,086
Twelve months ended June 30, 2009	70,109
Twelve months ended June 30, 2010	71,115
Thereafter	397,979
$748,612

The following table provides a summary of operating lease obligations at June 30, 2005 by lessor:

	Future Minimum Lease Payments
	Twelve Months Ending	Total Remaining
	June 30, 2006	Lease Term
Master lease agreements for ten communities. Initial term ranging from 10 to 15 years, with renewal options for two additional ten year terms.	$24,048	$251,308
Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms.	9,194	142,418
Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms.	11,022	103,297
Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. The Company also has an option to purchase the community at the expiration of the lease term at fair market value.	4,345	52,285
Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease.	3,893	46,185
Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms.	6,067	45,717
Other lease agreements for four communities, as well as a lease for the home office. Initial terms ranging from eight to 17 years, with various renewal options.	10,540	107,402
Total operating lease obligations	$69,109	$748,612

9.  Income Taxes

As a result of reported losses and other factors, the Company had previously established a valuation allowance against certain deferred tax assets. The Company has determined it is more likely than not that it will realize the benefit of certain of these deferred tax assets, and therefore has reduced its valuation allowance by approximately $55.7 million during the three months ended June 30, 2005, resulting in a significant tax benefit during the period.

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

Insurance

The delivery of personal and health care services entails an inherent risk of liability. Participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. The Company currently maintains general and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years, particularly during 2002 and 2003. In response to these conditions, the Company has significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and has also modified its insurance programs.

The Company currently maintains single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retention of $1.0 million and $5.0 million, respectively. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of June 30, 2005.

The Company operates under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of June 30, 2005, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $6.3 million in the aggregate. As of June 30, 2005, the Company provided cash collateralized letters of credit in the aggregate amount of $9.9 million related to this program, which are reflected as restricted cash on the Company’s consolidated balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. The Company carries excess loss coverage of $250,000 per individual under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

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

During the three and six months ended June 30, 2005, the Company expensed $4.3 million and $8.5 million, respectively, as compared to $3.7 million and $8.4 million for the three and six months ended June 30, 2004, respectively, related to premiums, claims and costs for general liability and professional medical malpractice, workers’ compensation, and employee medical insurance related to multiple insurance years.

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

Regulatory Requirements

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licens-ing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at June 30, 2005.

Other

A portion of the Company’s skilled nursing revenue is attributable to reimbursements under Medicare. Certain per person annual limits on therapy services, which were effective September through December 2003, have been placed on moratorium for two years. These caps will become effective for the first quarter of 2006, unless revised or extended.

11.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, while early application is permitted for nonmonetary asset exchanges occuring in fiscal periods beginning after December 2004. The Company adopted the provisions of SFAS 153 on April 1, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement to Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20) and Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, this statement carries forward the guidance in APB 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS 154 in the first quarter of 2006.

12.  Subsequent Events

On July 7, 2005, the Company acquired all of the real property interests underlying Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-unit assisted living center in Peoria, Arizona for $20.3 million. The Company previously operated FPCC pursuant to a long-term operating lease with Maybrook Realty, which was 50% owned by W.E. Sheriff, the Company’s chairman, chief executive officer and president. The Company consummated the acquisition pursuant to an option under the lease, which provided for a fixed purchase price of $20.3 million. The Company also contemporaneously acquired the third-party ground lessor’s interest in the property, including an adjacent parcel of land, for a purchase price of $3.1 million. The total purchase price for these two transactions was $23.4 million, which was supported by a fair market value appraisal. The purchase price was paid with $4.7 million of cash and with the proceeds of an $18.7 million mortgage loan obtained from Bank of America, N.A. The loan is evidenced by a loan agreement and two promissory notes and is secured by the community. The $18.7 million mortgage loan matures on July 1, 2010, and requires principal payments to be made on an 18-year amortization schedule. Half of the outstanding principal balance of the loan will bear interest at a fixed rate of 6.61% and the other half of the outstanding principal balance will bear interest at a variable rate calculated, at the Company’s election, at either the prime rate plus 1% or the eurodollar fixed rate plus 2.375% (or a combination thereof).

As a result of these transactions, the Company simultaneously acquired the real estate interests of both Maybrook and the ground lessor in FPCC and, consequently, owns 100% of the community. On July 7, 2005, the Company also entered into a $4.5 million construction loan administration agreement (and related promissory note) with Bank of America, N.A. in order to finance a 21 assisted living unit and 20 dementia bed expansion of the community. The $4.5 million loan matures on July 1, 2010, requires quarterly principal payments beginning April 1, 2008, and bears interest at a variable rate calculated, at the Company’s election, at either the prime rate plus 1% or the eurodollar fixed rate plus 2.375% (or a combination thereof).

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

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during this period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. The steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced much of the oversupply in many of our markets in 2002 and 2003. As a result, we were able to increase occupancy, increase rates and reduce promotional discounting for our free-standing assisted living communities during 2003, 2004 and the first six months of 2005. Based on available industry data, we believe that new assisted living development in the near term will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

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

We earn our revenues primarily by providing housing and services to our residents. Approximately 84% of our revenues come from private pay sources, meaning that residents or their families pay from their own funds (or from the proceeds of their privately funded long-term care policies). All private pay residents are billed in advance for the next month’s housing and care. In addition, we receive private pay revenues from the sale of entrance fee contracts at our entrance fee communities. While this cash is received at the time the resident moves in, the non-refundable portion of the entrance fee is primarily recognized as income for financial reporting purposes over the actuarial life of the resident.

Our most significant expenses are:

•
Community operating expenses - Labor and labor related expenses for community associates represent approximately 60% to 65% of this line item. Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance.

•
General and administrative - Labor costs also represent the largest component for this category, comprising the home office and regional staff supporting community operations. Other significant items are travel and legal and professional service costs. In response to higher liability insurance costs and deductibles in recent years, and the inherent liability risk in providing personal and health-related services to seniors, we have significantly increased our staff and resources involved in quality assurance, compliance and risk management.

•
Lease expense - Our lease expense has grown significantly over the past several years, as a result of the large number of sale-leaseback transactions completed in connection with various financing transactions. Our lease expense includes the rent expense for all operating leases, including an accrual for known lease escalators in future years (the impact of these future escalators is spread evenly over the lease term for financial reporting purposes), and is reduced by the amortization of deferred gains on previous sale-leaseback transactions.

•
Depreciation and amortization expense - We incur significant depreciation expense on our fixed assets (primarily community buildings and equipment) and amortization expense related primarily to leasehold acquisition costs.

•	Interest expense - Our interest expense is comprised of interest on our outstanding debt, capital lease and lease financing obligations.

Results of Operations

We filed an amendment on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004 to restate our consolidated statements of operations, statements of shareholders' equity and comprehensive loss and statements of cash flows for the years ended December 31, 2004, 2003 and 2002, and our balance sheets as of December 31, 2004 and 2003 and for the quarterly periods of the fiscal years ended December 31, 2004 and 2003. The information herein reflects such restatement.

Recent Events

During January 2005, we completed a secondary equity offering of 5,175,000 common shares, resulting in approximately $49.9 million of net proceeds to us. We used $37.1 million of these proceeds to further reduce certain high cost debt, to acquire a retirement center, and to acquire the real assets of an assisted living community we previously operated pursuant to an operating lease. We will use the remaining proceeds to acquire certain leased real estate at our communities, and for upcoming expansion and development activity at our communities or for working capital.

During the second quarter of 2005, we completed four transactions as part of our strategy to release portions of our restricted cash, and to increase the capacity level of our portfolio through certain community expansions and new development. These transactions in the aggregate released approximately $13 million of restricted cash and facilitated our expansion plans for certain communities. See Note 7 to the condensed consolidated financial statements.

Highlights of Operating Results

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
Our statements of operations for the three and six months ended June 30, 2005 show significant improvement versus the respective prior year periods. Net income for the three months ended June 30, 2005 was $59.0 million, including the $55.7 million impact of the reduction of our deferred tax valuation allowance, versus a net loss for the three months ended June 30, 2004 of $2.3 million. Net income for the six months ended June 30, 2005 was $61.6 million, including the $55.7 million impact of the reduction of our deferred tax valuation allowance, versus a net loss for the six months ended June 30, 2004 of $6.8 million. Cash provided by operating activities has increased $9.2 million, to $30.6 million from $21.4 million for the six months ended June 30, 2005 and 2004, respectively.

•
In order to continue to increase net income, we are focusing on improving results in our retirement centers and free-standing assisted living segments, while controlling our general and administrative costs and reducing our debt service costs. We are also focused on the growth of our ancillary service revenues, as well as the expansion of capacity at several communities.

•
We are focused on increasing the revenues and operating contribution of our retirement centers. Revenue per unit increases at our retirement centers resulted primarily from increases in selling rates, increased therapy and ancillary service revenues, as well as annual billing rate increases to existing residents (typically 2% to 4% under most resident agreements). In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in significantly increased monthly fees for the new resident. This “mark-to-market” increase is generally more significant in entrance fee communities due to much longer average length of stay (ten or more years).

•
For the three months ended June 30, 2005, retirement center revenues were up 9.6% versus prior year, and segment operating contribution was up 10% versus the same period last year. Operating contribution per unit per month increased 7.4% for the same period, from $1,155 to $1,241. For the six months ended June 30, 2005, retirement center revenues were up 8.4% and segment operating contribution was up 8.7% versus the six months ended June 30, 2004. Operating contribution per unit per month increased 6.6% from $1,144 to $1,219.

•
We are also focusing on increasing our free-standing assisted living segment operating contribution further primarily by increasing occupancy above the current 90% level, and by increasing revenue per unit through price increases, ancillary services, and the “mark-to-market” effect of turnover of units that are at lower rates, while maintaining control of our operating costs. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents, turnover typically results in significantly increased monthly fees for the new resident. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 90% should produce high incremental community operating contribution margins for this segment. The risks to improving occupancy in our free-standing assisted living community portfolio are unexpected increases in move outs in any period (due to health or other reasons) and the development of new unit capacity or renewed price discounting by competitors in our markets, which could make it more difficult to fill vacant units and which could result in lower revenue per unit.

•
Our free-standing assisted living communities have continued to increase revenue and segment operating contribution during 2005, primarily as a result of an 8.4% year over year increase in revenue per unit as of June 30, 2005, as well as an increase in ending occupancy from 86% as of June 30, 2004, to 90% as of June 30, 2005. The increased revenue per unit in our free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, our residency agreements provide for annual rate increases. The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•
Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 85% and 72% for the three and six months ended June 30, 2005, respectively, versus 75% and 85% for the three and six months ended June 30, 2004. Our free-standing assisted living community operating contribution per unit per month increased 39% during the three months ended June 30, 2005, versus the same period last year, to $1,150 per unit per month. For the six months ended June 30, 2005, our free-standing assisted living community operating contribution per unit per month increased 35% versus the same period last year to $1,086 per unit per month.

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at June 30, 2005 and 2004.

	Number of Communities /		Ending Occupancy % /		Average Occupancy % /
	Total Ending Capacity		Ending Occupied Units		Average Occupied Units
	June 30,		June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004

Retirement Centers	29	28	95%	95%	95%	94%
	9,037	8,871	8,567	8,424	8,547	8,380

Free-standing ALs	33	33	90%	86%	89%	84%
	3,012	3,002	2,705	2,590	2,681	2,532

Management Services	5	5	95%	93%	95%	93%
	1,188	1,188	1,129	1,111	1,127	1,072

Total	67	66	94%	93%	94%	92%
	13,237	13,061	12,401	12,125	12,355	11,984

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

	Three Months Ended June 30,		2005 vs. 2004		Six Months Ended June 30,		2005 vs. 2004
	2005	2004	Change	%	2005	2004	Change	%
		(restated)				(restated)
Revenues:
Retirement Centers	$93,794	$85,578	$8,216	9.6%	$185,276	$170,866	$14,410	8.4%
Free-standing Assisted Living Communities	26,847	23,532	3,315	14.1%	53,054	46,195	6,859	14.8%
Management Services	1,058	1,039	19	1.8%	2,360	2,231	129	5.8%
Total revenue	$121,699	$110,149	$11,550	10.5%	$240,690	$219,292	$21,398	9.8%

Retirement Centers
Ending occupied units	8,567	8,424	143	1.7%	8,567	8,424	143	1.7%
Ending occupancy %	95%	95%	0%		95%	95%	0%
Average occupied units	8,572	8,382	190	2.3%	8,547	8,380	167	2.0%
Average occupancy %	95%	94%	1%		95%	94%	1%
Revenue per occupied unit (per month)	$3,647	$3,403	$244	7.2%	$3,613	$3,398	$215	6.3%
Operating contribution per unit (per month)	1,241	1,155	86	7.4%	1,219	1,144	75	6.6%

Resident and healthcare revenue	93,794	85,578	8,216	9.6%	185,276	170,866	14,410	8.4%
Community operating expense	61,869	56,546	5,323	9.4%	122,759	113,337	9,422	8.3%
Segment operating contribution (2)	31,925	29,032	2,893	10.0%	62,517	57,529	4,988	8.7%
Operating contribution margin (3)	34.0%	33.9%	0.1%	0.3%	33.7%	33.7%	NM	NM

Free-standing Assisted Living Communities
Ending occupied units (4)	2,561	2,456	105	4.3%	2,561	2,456	105	4.3%
Ending occupancy % (4)	90%	86%	4%		90%	86%	4%
Average occupied units (4)	2,557	2,430	127	5.2%	2,545	2,408	137	5.7%
Average occupancy % (4)	90%	86%	4%		90%	85%	5%
Revenue per occupied unit	$3,500	$3,228	$272	8.4%	$3,474	$3,197	$277	8.7%
Operating contribution per unit (per month)	1,150	825	325	39.4%	1,086	804	282	35.1%

Resident and healthcare revenue	26,847	23,532	3,315	14.1%	53,054	46,195	6,859	14.8%
Community operating expense	18,027	17,519	508	2.9%	36,474	34,580	1,894	5.5%
Segment operating contribution (2)	8,820	6,013	2,807	46.7%	16,580	11,615	4,965	42.7%
Operating contribution margin (3)	32.9%	25.6%	7.3%	28.6%	31.3%	25.1%	6.2%	24.7%

Management services operating contribution (2)	$516	$515	$1	0.2%	$1,016	$939	$77	8.2%

Total segment operating contributions	41,261	35,560	5,701	16.0%	80,113	70,083	10,030	14.3%
As a % of total revenue	33.9%	32.3%	1.6%	5.0%	33.3%	32.0%	1.3%	4.1%

General and administrative	$6,765	$6,114	$651	10.6%	$13,356	$12,702	$654	5.1%
Lease expense	15,445	14,872	573	3.9%	30,955	29,693	1,262	4.3%
Depreciation and amortization	8,773	6,547	2,226	34.0%	18,044	13,460	4,584	34.1%
Amortization of leasehold costs	689	728	(39)	-5.4%	1,388	1,446	(58)	-4.0%
Loss (gain) on the sale of assets	344	(6)	350	NM	356	(111)	467	NM
Operating income	$9,245	$7,305	$1,940	26.6%	$16,014	$12,893	$3,121	24.2%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.
(2)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.
(3)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.
(4)
Excludes two free-standing assisted living communities we partially own through joint ventures. These joint ventures are not included in the consolidated free-standing assisted living segment results since we do not own a majority interest.

NM	Not meaningful

Three Months Ended June 30, 2005 compared with the Three Months Ended June 30, 2004

Retirement Centers

Revenue - Retirement center revenues were $93.8 million for the three months ended June 30, 2005, compared to $85.6 million for the three months ended June 30, 2004, an increase of $8.2 million, or 9.6%, which was comprised of:

•
$1.2 million related to revenues from the February acquisition of Galleria Woods. At June 30, 2005, 154 units or 74% of the community was occupied. We expect revenues to increase as we increase occupancy at this retirement center.

•
$6.6 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $2.5 million increase in therapy services). Rate increases include the mark-to-market effect from turnover of residents (reselling units at higher current selling rates), annual increases in monthly service fees from existing residents and the impact of increased Medicare reimbursement rates for skilled nursing and therapy services. We expect that selling rates to new residents will generally continue to increase during 2005, absent an adverse change in market conditions.

•
$0.4 million from other increases in occupancy. Occupancy of the retirement center segment at June 30, 2005 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions. We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels for our retirement centers.

Community operating expenses - Retirement center community operating expenses were $61.9 million for the three months ended June 30, 2005, compared to $56.5 million for the three months ended June 30, 2004, an increase of $5.3 million, or 9.4%, which was comprised of:

•	$1.2 million related to operating expenses from the February acquisition of Galleria Woods.

•
$3.0 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $1.5 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$1.1 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Segment operating contribution - Retirement center segment operating contribution was $31.9 million for the three months ended June 30, 2005, compared to $29.0 million for the three months ended June 30, 2004, an increase of $2.9 million, or 10.0%.

•	The operating contribution margin increased slightly to 34.0% from 33.9% for the three months ended June 30, 2005 and 2004, respectively.

•
The operating contribution margin in 2005 reflected continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs. These margin improvements were offset by the break-even contribution of the Galleria Woods community acquired in February 2005. We expect continued operating margin improvement for this community, as it increases its occupancy above its current 74% level.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $26.8 million for the three months ended June 30, 2005, compared to $23.5 million for the three months ended June 30, 2004, an increase of $3.3 million, or 14.1%, which was comprised of:

•
$2.3 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.8 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•
$1.0 million from increased occupancy. Total occupancy increased from 86% at June 30, 2004 to 90% at June 30, 2005, an increase of 4 percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities partially owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $18.0 million for the three months ended June 30, 2005, compared to $17.5 million for the three months ended June 30, 2004, an increase of $0.5 million, or 2.9%, which was comprised of:

•
$0.6 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.3 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 90%, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•
$0.1 million of other net cost decreases, primarily from property tax savings, which were partially offset by increases in community overhead costs, such as marketing and utilities, as well as food costs and various other cost increases.

Segment operating contribution - Free-standing assisted living segment operating contribution was $8.8 million for the three months ended June 30, 2005, compared to $6.0 million for the three months ended June 30, 2004, an increase of $2.8 million, or 46.7%.

•	For the three months ended June 30, 2004 and 2005, the operating contribution margin increased from 25.6% to 32.9%, respectively, an increase of 7.3 percentage points.

•
The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 85% for the three months ended June 30, 2005 versus 75% for the three months ended June 30, 2004.

•
We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental segment operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.

Management services operating contribution was flat at $0.5 million for the three months ended June 30, 2005 and 2004.

General and Administrative. General and administrative expense was $6.8 million for the three months ended June 30, 2005, compared to $6.1 million for the three months ended June 30, 2004, an increase of $0.7 million, or 10.6%.

•	General and administrative expense as a percentage of total consolidated revenues was flat at 5.6% for the three months ended June 30, 2005 and 2004, respectively.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was flat at 5.0% for the three months ended June 30, 2005 and 2004, calculated as follows:

	Three Months Ended June 30,
	2005	2004
Total consolidated revenues	$121,699	$110,149
Revenues of unconsolidated managed communities	13,925	13,668
Less management fees	516	515
Total combined revenue	$135,108	$123,302

Total general and administrative expense	$6,765	$6,114

General and administrative expense as a % of total consolidated revenues	5.6%	5.6%
General and administrative expense as a % of total combined revenue	5.0%	5.0%

Lease Expense. Lease expense was $15.4 million for the three months ended June 30, 2005, compared to $14.9 million for the three months ended June 30, 2004, an increase of $0.6 million, or 3.9%.

•
As a result of a sale-leaseback transaction completed in July 2004, a retirement center is currently operated pursuant to an operating lease (previously owned). Lease expense increased $0.6 million as a result of this transaction. This increase was offset by approximately $0.4 million of increased amortization of deferred gain on sale and $0.3 million in reduced lease expense associated with the February 10, 2005 acquisition of the real estate of one free-standing assisted living community. This community was previously operated pursuant to an operating lease.

•
As a result of the December 31, 2004 expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). Lease expense for the three months ended June 30, 2005 increased $0.5 million related to these two free-standing assisted living communities.

•
Net lease expense for the three months ended June 30, 2005 was $15.4 million, which includes current lease payments of $17.0 million, plus straight-line accruals for future lease escalators of $1.4 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million.

•	As of June 30, 2005, we had operating leases for 34 of our communities, including 19 retirement centers and 15 free-standing assisted living communities.

Depreciation and Amortization. Depreciation and amortization expense was $8.8 million for the three months ended June 30, 2005, compared to $6.5 million for the three months ended June 30, 2004, an increase of $2.2 million, or 34.0%. Approximately $1.9 million of the increase was related to the July 2004 transaction which reduced the depreciable asset lives of previously owned assets to the ten year initial lease term for two retirement centers and one free-standing assisted living community. The remainder of the increase is primarily attributable to the depreciation impact of the February acquisitions of Galleria Woods and the real assets of one free-standing assisted living community previously operated pursuant to an operating lease and ongoing capital expenditures. Depreciation expense for the three months ended June 30, 2005 increased approximately $0.1 million as a result of these acquisitions. Depreciation expense for the three months ended June 30, 2005 was $8.8 million and is expected to remain at approximately that amount per quarter, absent any subsequent refinancing or transactional activity.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was flat at $0.7 million for the three months ended June 30, 2005 and 2004.

Loss on Disposal or Sale of Assets. Loss on disposal or sale of assets was $0.3 million for the three months ended June 30, 2005, compared to a gain of $6,000 for the three months ended June 30, 2004. The 2005 loss was related to fixed asset disposals at certain communities.

Interest Expense. Interest expense was $3.9 million for the three months ended June 30, 2005, compared to $8.9 million for the three months ended June 30, 2004, a decrease of $5.0 million, or 56.2%. This decrease was primarily the result of:

•
The sale-leaseback transactions completed in July 2004, in which we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the three months ended June 30, 2005 interest expense compared to the three months ended June 30, 2004 interest expense by approximately $4.8 million.

•
The public equity offering completed in January 2005, as a result of which we repaid $17.2 million of our 9.625% fixed interest only mortgage notes, issued in 2001, due October 1, 2008. These payments were made from the proceeds of the offering. These transactions decreased the three months ended June 30, 2005 interest expense compared to the three months ended June 30, 2004 interest expense by approximately $0.4 million.

•
The change in fair value of our interest rate swap, which decreased interest expense for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 by approximately $0.3 million.

•
The expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities. These leases are presently accounted for as operating leases (versus lease financing obligation treatment for these leases for periods prior to December 31, 2004). We will continue to evaluate our other lease earnouts versus our cash needs, the cost and terms of alternative financing, and may consider extending earnout terms in certain cases. Interest expense for the three months ended June 30, 2005 decreased $0.3 million related to these two free-standing assisted living communities.

•
This decrease was partially offset by a $0.8 million charge resulting from the early extinguishment of debt related to the Somerby earnout transaction. See Note 7 to the condensed consolidated financial statements.

•
Interest expense is expected to approximate a quarterly amount of $3.2 million, before the impact of any increase in the interest rates of our variable rate debt or other refinancing or transactional activity.

Interest Income. Interest income was $0.9 million for the three months ended June 30, 2005, compared to $0.7 million for the three months ended June 30, 2004. Interest income will vary from these amounts in the future based on continued reductions in required cash balances, as well as changes in interest rates. See Note 7 to the condensed consolidated financial statements.

Income Taxes. The provision for income taxes was a benefit of $53.4 million for the three months ended June 30, 2005, compared to a $0.1 million expense for the three months ended June 30, 2004. As a result of our reported losses and other factors, we had previously established a valuation allowance against certain deferred tax assets. As a result of our improved net income and other factors, we have concluded that we now meet the “more likely than not” recoverability criteria necessary to recognize the benefit of certain deferred tax assets. Accordingly, we have reduced our valuation allowance against deferred assets by approximately $55.7 million during the three months ended June 30, 2005, resulting in a significant tax benefit in the period, and a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $0.6 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively. This reduction in minority interest was primarily attributable to the July 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing asisted living community (while retaining a 10% interest in those communities).

Net Income. We experienced net income of $59.0 million (including the $55.7 million impact of the reduction of our deferred tax valuation allowance), or $1.90 earnings per basic share and $1.82 per diluted share, for the three months ended June 30, 2005, compared to a net loss of $2.3 million, or $0.09 loss per basic and diluted share, for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

Retirement Centers

Revenue - Retirement center revenues were $185.3 million for the six months ended June 30, 2005, compared to $170.9 million for the six months ended June 30, 2004, an increase of $14.4 million, or 8.4%, which was comprised of:

•
$2.0 million related to revenues from the February acquisition of Galleria Woods. At June 30, 2005, 154 units or 74% of the community was occupied. We expect to increase occupancy at this retirement center.

•
$11.4 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $4.8 million increase in therapy services). Rate increases include the mark-to-market effect from turnover of residents (reselling units at higher current selling rates), annual increases in monthly service fees from existing residents and the impact of increased Medicare reimbursement rates for skilled nursing and therapy services. We expect that selling rates to new residents will generally continue to increase during the remainder of 2005, absent an adverse change in market conditions.

•
$1.0 million from other increases in occupancy. Occupancy of the retirement center segment at June 30, 2005 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions. We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels for our retirement centers.

Community operating expenses - Retirement center community operating expenses were $122.8 million for the six months ended June 30, 2005, compared to $113.3 million for the six months ended June 30, 2004, an increase of $9.4 million, or 8.3%, which was comprised of:

•	$2.0 million related to operating expenses from the February acquisition of Galleria Woods.

•
$5.6 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $2.8 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$1.8 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Segment operating contribution - Retirement center operating contribution was $62.5 million for the six months ended June 30, 2005, compared to $57.5 million for the six months ended June 30, 2004, an increase of $5.0 million, or 8.7%.

•	The operating contribution margin remained at 33.7% for the six months ended June 30, 2005 and 2004.

•
The operating contribution margin in 2005 reflected continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs. These margin improvements were offset by the break-even contribution of the Galleria Woods community acquired in February 2005, and the additional start-up costs associated with the growth of our therapy programs and outside therapy contracts.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $53.1 million for the six months ended June 30, 2005, compared to $46.2 million for the six months ended June 30, 2004, an increase of $6.9 million, or 14.8%, which was comprised of:

•
$4.8 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $1.5 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•
$2.1 million from increased occupancy. Total occupancy increased from 86% at June 30, 2004 to 90% at June 30, 2005, an increase of 4 percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•	These amounts exclude the revenue and occupancy for two free-standing assisted living communities partially owned through unconsolidated joint ventures.

Community operating expenses - Free-standing assisted living community operating expenses were $36.5 million for the six months ended June 30, 2005, compared to $34.6 million for the six months ended June 30, 2004, an increase of $1.9 million, or 5.5%, which was comprised of:

•
$1.6 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.3 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 90%, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•
$0.3 million of other net cost increases. This includes increased community overhead costs, such as marketing and utilities, as well as food costs and various other cost increases, net of certain property tax savings.

Segment operating contribution - Free-standing assisted living segment operating contribution was $16.6 million for the six months ended June 30, 2005, compared to $11.6 million for the six months ended June 30, 2004, an increase of $5.0 million, or 42.7%.

•	For the six months ended June 30, 2004 and 2005, the operating contribution margin increased from 25.1% to 31.3%, an increase of 6.2 percentage points.

•
The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 72% for the six months ended June 30, 2005 versus 85% for the six months ended June 30, 2004.

•
We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of revenue increase) for this segment.

Management Services. Management services revenues and operating contribution were $1.0 million for the six months ended June 30, 2005, compared to $0.9 million for the six months ended June 30, 2004, an increase of $0.1 million, or 8.2%.

General and Administrative. General and administrative expense was $13.4 million for the six months ended June 30, 2005, compared to $12.7 million for the six months ended June 30, 2004.

•	General and administrative expense as a percentage of total consolidated revenues was 5.5% and 5.8% for the six months ended June 30, 2005 and 2004, respectively.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.0% and 5.2% for the six months ended June 30, 2005 and 2004, respectively, calculated as follows:

	Six Months Ended June 30,
	2005	2004
Total consolidated revenues	$240,690	$219,292
Revenues of unconsolidated managed communities	27,149	25,754
Less management fees	1,016	939
Total combined revenue	$266,823	$244,107

Total general and administrative expense	$13,356	$12,702

General and administrative expense as a % of total consolidated revenues	5.5%	5.8%
General and administrative expense as a % of total combined revenue	5.0%	5.2%

Lease Expense. Lease expense was $31.0 million for the six months ended June 30, 2005, compared to $29.7 million for the six months ended June 30, 2004, an increase of $1.3 million, or 4.3%.

•
As a result of a sale-leaseback transaction completed in July 2004, a retirement center is currently operated pursuant to an operating lease (previously owned). Lease expense increased $1.2 million as a result of this transaction. This increase was offset by approximately $0.8 million of increased amortization of deferred gain on sale and $0.4 million in reduced lease expense associated with the February 10, 2005 acquisition of the real estate of one free-standing assisted living community. This community was previously operated pursuant to an operating lease.

•
As a result of the expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). Lease expense for the six months ended June 30, 2005 increased $0.9 million related to these two free-standing assisted living communities.

•
Net lease expense for the six months ended June 30, 2005 was $31.0 million, which includes current lease payments of $34.0 million, plus straight-line accruals for future lease escalators of $2.9 million, net of the amortization of the deferred gain from prior sale-leasebacks of $5.9 million.

•	As of June 30, 2005, we had operating leases for 34 of our communities, including 19 retirement centers and 15 free-standing assisted living communities.

Depreciation and Amortization. Depreciation and amortization expense was $18.0 million for the six months ended June 30, 2005, compared to $13.5 million for the six months ended June 30, 2004, an increase of $4.6 million, or 34.1%. Approximately $4.4 million of the increase was related to the July 2004 transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and the real assets of one free-standing assisted living community. The remainder of the increase is primarily attributable to the depreciation impact of the February acquisitions of one continuing care retirement community and one free-standing assisted living community previously operated pursuant to an operating lease, and ongoing capital spending. Depreciation expense for the six months ended June 30, 2005 increased approximately $0.2 million as a result of these acquisitions.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was flat at $1.4 million for the six months ended June 30, 2005 and 2004.

Loss (Gain) on Disposal or Sale of Assets. Loss on disposal or sale of assets was $0.4 million for the six months ended June 30, 2005, compared to a $0.1 million gain for the six months ended June 30, 2004. This loss was related to fixed asset disposals at certain communities.

Interest Expense. Interest expense was $7.5 million for the six months ended June 30, 2005, compared to $18.6 million for the six months ended June 30, 2004, a decrease of $11.2 million, or 59.9%. This decrease was primarily the result of:

•
The sale-leaseback transactions completed in July 2004, in which we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the six months ended June 30, 2005 interest expense compared to the six months ended June 30, 2004 interest expense by approximately $9.5 million.

•
The December 31, 2004 expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities. These leases are presently accounted for as operating leases (versus lease financing obligation treatment for these leases for periods prior to December 31, 2004). Interest expense for the six months ended June 30, 2005 decreased $0.6 million related to these two free-standing assisted living communities.

•
The public equity offering completed in January 2005, as a result of which we repaid $17.2 million of our 9.625% fixed interest only mortgage notes, issued in 2001, due October 1, 2008. In addition, during January 2005, we repaid a $5.7 million, 9% fixed interest mortgage note, issued in July 2004, due July 2006. These payments were made from the proceeds of the offering. These transactions decreased the six months ended June 30, 2005 interest expense compared to the six months ended June 30, 2004 interest expense by approximately $0.7 million.

•
The change in fair value of our interest rate swap, which decreased the six months ended June 30, 2005 interest expense compared to the six months ended June 30, 2004 interest expense by approximately $0.3 million.

•
The redemption of $4.5 million in principal amount of our Series B Notes on April 30, 2004. This transaction decreased the six months ended June 30, 2005 interest expense compared to the six months ended June 30, 2004 interest expense by approximately $0.2 million.

•
This decrease was partially offset by a $0.8 million charge resulting from an early extinguishment of debt related to the Somerby earnout transaction. See Note 7 to the condensed consolidated financial statements.

Interest Income. Interest income was $1.6 million for the six months ended June 30, 2005, compared to $1.3 million for the six months ended June 30, 2004.

Income Taxes. The provision for income taxes was a benefit of $52.0 million for the six months ended June 30, 2005, compared to a $0.2 million expense for the six months ended June 30, 2004. As a result of our reported losses and other factors, we had previously established a valuation allowance against certain deferred tax assets. As a result of our improved net income and other factors, we have concluded that we now meet the “more likely than not” recoverability criteria necessary to recognize the benefit of certain deferred tax assets. Accordingly, we have reduced our valuation allowance against deferred assets by approximately $55.7 million during the three months ended June 30, 2005, resulting in a significant tax benefit in the period, and a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax was $0.7 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively. This reduction in minority interest was primarily attributable to the July 2004 sale-leaseback transaction in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those communities), partially offset by improved operating performance at Freedom Square.

Net Income. We experienced net income of $61.6 million (including the $55.7 million impact of the reduction of our tax valuation allowance), or $2.06 earnings per basic and $1.96 per diluted share, for the six months ended June 30, 2005, compared to a net loss of $6.8 million, or $0.30 loss per basic and diluted share, for the six months ended June 30, 2004.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, lease and tax obligations during the next twelve months.

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, certain proceeds from the sale of entrance fees, and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with approximately 16.3% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due upon termination of entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We have substantial payment commitments on our outstanding debt, capital leases and lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
We have total debt of $296.7 million at June 30, 2005. We also guaranty $18.2 million of third party senior debt in connection with a retirement center and a free-standing assisted living community that we operate.

•
Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $105.5 million, including $7.0 million due during the twelve months ending June 30, 2006. We intend to pay these amounts as they come due primarily from cash provided by operations.

•
As of June 30, 2005, we lease 44 of our communities (34 operating leases and 10 leases accounted for as lease financing obligations). As a result, we have significant lease payments. Our capital lease and lease financing obligations include payments of $16.9 million that are due in the twelve months ending June 30, 2006. During the twelve months ending June 30, 2006, we are also obligated to make minimum rental payments of approximately $69.1 million under long-term operating leases. We intend to pay these capital lease, lease financing obligations and operating lease obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

•
Our cash needs for debt and lease-related payments will remain a significant cost for the foreseeable future. In order to further increase our liquidity, we are focusing on increasing our cash flow from operations, maintaining strong entrance fee sales and reducing our leverage and debt service costs. We are continuously exploring opportunities to reduce our leverage and average debt cost by refinancing higher cost debt, and to release certain restricted cash balances. In addition, we plan to reduce our leverage through scheduled amortization of debt and prepayments of certain additional amounts as funds are available.

As of June 30, 2005, we had approximately $46.5 million in unrestricted cash and cash equivalents and $39.1 million in restricted cash. For the six months ended June 30, 2005, the Company’s cash provided by operations was $30.6 million. At June 30, 2005, we had $87.2 million of negative working capital, which includes the classification of $119.3 million of entrance fees as current liabilities and $4.7 million in tenant deposits as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $15.5 million of cash for the six months ended June 30, 2005.

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $49.9 million.

We may consider, from time to time, development or acquisition of additional senior living communities or other assets. We also plan to add additional units to our portfolio, primarily through the expansion of our existing retirement center communities. We currently have expansion projects in various stages of development relating to our communities. Several of these are expected to begin construction during the next twelve months, and would increase our unit capacity over the next several years (beginning in 2006). These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

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

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2005, since 83.3% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

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

Cash Flow, Investing and Financing Activity

During the six months ended June 30, 2005, we experienced a positive net cash flow of $18.0 million. Net cash provided by operating activities was $30.6 million, net cash used by investing activities was $13.1 million and net cash provided by financing activities was $0.1 million. Our unrestricted cash balance was $46.5 million as of June 30, 2005, as compared to $28.5 million as of December 31, 2004. Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from our January public offering, while cash was used primarily for acquisitions, debt service and lease obligations, debt repayments, capital expenditures, taxes and working capital.

Net cash provided by operating activities increased from $21.4 million for the six months ended June 30, 2004 to $30.6 million for the three months ended June 30, 2005, an improvement of $9.2 million, primarily as a result of improved operational results and a reduction in interest paid associated with the repayment of various debt instruments, and increased net cash from entrance fee sales and refunds.

Net cash provided by entrance fee sales, net of refunds, decreased $1.3 million for the six months ended June 30, 2005 as compared to June 30, 2004, as follows:

	Six Months Ended
	June 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Proceeds from entrance fee sales - deferred income	$18,211	$15,325

Cash flows from financing activities:
Proceeds from entrance fee sales - refundable portion	$8,878	$7,295
Refunds of entrance fee terminations	(11,615)	(5,872)

Net cash provided by entrance fee sales	$15,474	$16,748

We are focused on maintaining strong entrance fee sales for the remainder of 2005. Excluding the February 2005 acquisition of Galleria Woods, our existing entrance fee communities average 94.3% occupancy, and additional growth of entrance fee sales at these communities may become a function of the available inventory of vacant units.

We routinely make capital expenditures to maintain or enhance communities under our control. Our maintenance capital spending is primarily for refurbishing apartments and maintaining the quality of our communities. Capital spending for the six months ended June 30, 2005 was $27.5 million, including $11.1 million of maintenance capital spending, and $16.4 million of capital expenditures related to expansion and development activities. Our expected fiscal 2005 maintenance capital spending is approximately $24 million. In addition, capital spending on expansion and development activities is expected to increase over the next twelve months.

Net cash provided by financing activities was $0.1 million compared with a $6.8 million use from financing activities for the six months ended June 30, 2005 and June 30, 2004, respectively. During the six months ended June 30, 2005, we received proceeds of $49.9 million from the January 26, 2005 public offering of 5,175,000 shares of our common stock. Furthermore, we repaid $26.9 million on various mortgage notes, made principal payments on other indebtedness of $18.7 million and made distributions to minority interest holders of $2.4 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $0.6 million during the six months ended June 30, 2005.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of June 30, 2005 (amounts in thousands):

	Payments Due by Twelve Months Ended June 30,
	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations	$105,524	$6,975	$11,148	$2,508	$7,588	$9,007	$68,298
Capital lease and lease financing obligations	191,134	16,922	17,304	18,026	18,867	19,764	100,251
Operating lease obligations	748,612	69,109	70,214	70,086	70,109	71,115	397,979
Refundable entrance fee obligations(1)	83,556	9,191	9,191	9,191	9,191	9,191	37,601
Total contractual obligations	1,128,826	102,197	107,857	99,811	105,755	109,077	604,129
Interest income on
notes receivable(2)	(23,434)	(1,157)	(1,063)	(1,054)	(1,038)	(1,025)	(18,097)
Contractual obligations, net	$1,105,392	$101,040	$106,794	$98,757	$104,717	$108,052	$586,032

	Amount of Commitment Expiration Per Period
	Total	2005	2006	2007	2008	2009	Thereafter
Guaranties(3)	$18,217	$509	$8,603	$383	$415	$449	$7,858
Total commercial commitments	$18,217	$509	$8,603	$383	$415	$449	$7,858

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not income or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt, but do affect future income and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. We have $49.6 million of variable rate debt at June 30, 2005. However, $40.5 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing our interest rate. Therefore, a one percentage point increase in the market interest rate would result in an increase in interest expense for the coming year of approximately $0.4 million plus $0.1 million interest for variable rate debt not subject to rate floors. A one percentage point decrease in the market interest rate would result in a decrease in interest expense for the coming year of approximately $0.4 million plus $0.1 million for variable rate debt not subject to rate floors.

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage our exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Receipts on the agreement are recorded as a reduction to interest expense. Under the agreement, we receive a fixed rate of 6.87% on the $33.1 million of debt and pay a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2005, since 83.3% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

Item 4. Controls and Procedures

On June 6, 2005, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and identified material weaknesses in internal control over financial reporting as of December 31, 2004 and March 31, 2005, as follows:

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

•
The Company did not maintain adequate policies and procedures to ensure accounting and reporting of certain leasing transactions in accordance with US generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for the proper application of US generally accepted accounting principles for certain lease agreements that provide for escalating variable lease payments over the terms of such lease agreements.

As a result of the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2004, the Company failed to properly reflect: (1) certain entrance fee and tenant deposit liabilities, previously presented as long-term liabilities, as current liabilities, (2) gain (loss) on sale of assets, previously presented as an element of other income and expense, as an element of operating income or loss, (3) certain entrance fee and accrued interest amounts in the operating and financing sections of the consolidated statements of cash flows, and (4) certain amounts, previously netted, as gross amounts in the investing section of the consolidated statements of cash flows. In addition, these material weaknesses resulted in errors in the Company’s accounting for lease expense to properly reflect amounts associated with certain lease agreements that provide for escalating variable lease payments over the terms of such lease agreements. These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly periods in 2004 and 2003.

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

In connection with the preparation of the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the ends of the periods covered by such reports). Based on that evaluation, and solely because of the material weaknesses discussed above, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004 and March 31, 2005, and such disclosure controls and procedures did not timely provide them with material information relating to the Company and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

As discussed below, during the quarter ended June 30, 2005, we took steps to fully remediate the material weaknesses described above.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

As discussed above, during the quarter ended June 30, 2005, we determined that certain of our accounting policies were not in accordance with generally accepted accounting principles, and that, as such, a restatement of our previously issued financial statements was necessary. On June 10, 2005, we restated our previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarterly periods in 2004 and 2003. During the process of restating the Company’s previously issued financial statements, we conducted a review of our controls over the selection, application and monitoring of appropriate accounting policies and procedures.

In order to remediate the weaknesses in our internal control over financial reporting, during the quarter ended June 30, 2005, we conducted a detailed review of our controls over the selection, application and monitoring of appropriate accounting policies and procedures, have added personnel and implemented additional review procedures. We are confident that, as of the date of this filing, we have taken steps to fully remediate the material weaknesses (as described above) in our disclosure controls and our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 18, 2005.  At the annual meeting, our shareholders voted to elect three Class II directors to serve for a term of three years and until their successors are duly elected and qualified.

The following table sets forth the number of votes cast for and abstain/withheld with respect to each of the director nominees:

Director Nominee	For	Abstain/Withheld
Frank M. Bumstead	28,524,098	350,185
J. Edward Pearson	28,135,105	739,178
Nadine C. Smith	28,134,705	739,578

In addition to the foregoing directors, the following table sets forth the other members of our board of directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
Donald D. Davis	2007
John C. McCauley	2006
John A. Morris, Jr., M.D.	2006
Daniel K. O’Connell	2007
W. E. Sheriff	2006
Lawrence J. Stuesser	2007

At the annual meeting, our shareholders also approved an amendment to the American Retirement Corporation Associate Stock Purchase Plan to increase the number of shares of common stock authorized for issuance pursuant to the plan. The following table sets forth the votes cast for, votes cast against, votes abstained and broker non-votes with respect to the amendment to the stock purchase plan:

For	Against	Abstain	Broker Non-Votes
17,102,199	4,283,797	4,301,353	7,488,287

Item 5. Other Information.

On August 2, 2005, our Board of Directors approved an amendment to the American Retirement Corporation Associate Stock Purchase Plan to provide that officers are no longer eligible to participate in the Plan and to provide that the price to be paid for stock purchased under the Plan will be based on the closing market price of the stock on the last trading day of each plan period (instead of being based on the lower of the closing market prices of the stock on the first trading day or the last trading day of each plan period). A copy of the amendment, which was made effective as of July 1, 2005, is filed herewith as Exhibit 10.14.

Item 6. Exhibits
10.1
Fourth Amendment to American Retirement Corporation Associate Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-126096).

10.2	Loan Agreement dated as of July 7, 2005, between Bank of America, N.A. and ARC HDV, LLC, a Tennessee limited liability company.

10.3	Promissory Note dated July 7, 2005, executed by ARC HDV, LLC, a Tennessee limited liability company, in favor of Bank of America, N.A.

10.4	Promissory Note dated July 7, 2005, executed by ARC HDV, LLC, a Tennessee limited liability company, in favor of Bank of America, N.A.

10.5	Construction Loan Administration Agreement, dated July 7, 2005, between Bank of America, N.A., and ARC HDV, LLC, a Tennessee limited liability company.

10.6	Construction Loan Promissory Note dated July 7, 2005, executed by ARC HDV, LLC, a Tennessee limited liability company, in favor of Bank of America, N.A.

10.7	Limited Guaranty dated July 7, 2005, executed by American Retirement Corporation, a Tennessee corporation, in favor of Bank of America, N.A.

10.8	First Amendment to Lease Agreement, dated June 29, 2005, between CNL Retirement DSL1 Alabama, LP, a Delaware limited partnership, and Alabama Somerby, LLC, a Delaware limited liability company.

10.9
Second Amendment to Master Lease, dated June 30, 2005, by and between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware limited partnership, for itself and as successor-by-merger to Texas HCP REVX, L.P., a Delaware limited partnership, ARC Richmond Place Real Estate Holdings, LLC, a Delaware limited liability company, ARC Holland Real Estate Holdings, LLC, a Delaware limited liability company, ARC Sun City Center Real Estate Holdings, LLC, a Delaware limited liability company, and ARC LaBARC Real Estate Holdings, LLC, a Delaware limited liability company, on the one hand, and Fort Austin Limited Partnership, a Texas limited partnership, ARC Santa Catalina, Inc., a Tennessee corporation, ARC Richmond Place, Inc., a Delaware corporation, Freedom Village of Holland, Michigan, a Michigan general partnership, Freedom Village of Sun City Center, Ltd., a Florida limited partnership, and LaBARC, L.P., a Tennessee limited partnership, on the other hand.

10.10
Fifth Amendment to Master Lease (Phase I), dated June 30, 2005, by and between Health Care Property Investors, Inc., a Maryland corporation and Texas HCP Holding, L.P., a Delaware limited partnership, on the one hand, and ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Boynton Beach, LLC, a Tennessee limited liability company, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Shavano, L.P., a Tennessee limited partnership and ARC Post Oak, L.P., a Tennessee limited partnership, on the other hand.

10.11
Fourth Amendment to Master Lease and Security Agreement, dated June 30, 2005, by and among Nationwide Health Properties, Inc., a Maryland corporation, and NH Texas Properties Limited Partnership, a Texas limited partnership, ARC Pinegate, L.P., a Tennessee limited partnership, ARC Pearland, L.P., a Tennessee limited partnership, Trinity Towers Limited Partnership, a Tennessee limited partnership, ARC Lakeway, L.P., a Tennessee limited partnership, ARC Spring Shadow, L.P., a Tennessee limited partnership, ARC Shadowlake, L.P., a Tennessee limited partnership, ARC Willowbrook, L.P., a Tennessee limited partnership, ARC Park Regency, Inc., a Tennessee corporation, ARC Parklane, Inc., a Tennessee corporation, ARC Westover Hills, L.P., a Tennessee limited partnership, ARC Deane Hill, LLC, a Tennessee limited liability company and American Retirement Corporation, a Tennessee corporation.

10.12
Third Amendment to Master Lease and Security Agreement (Pool 2), dated June 30, 2005, by and among Nationwide Health Properties, Inc., a Maryland Corporation, MLD Delaware Trust, a Delaware business trust, ARC Naples, LLC, a Tennessee limited liability company, ARC Aurora, LLC, a Tennessee limited liability company, ARC Lakewood, LLC, a Tennessee limited liability company, ARC Countryside, LLC, a Tennessee limited liability company, ARC Cleveland Park, LLC, a Tennessee limited liability company, and American Retirement Corporation, a Tennessee corporation.

10.13
First Amendment to Lease and Security Agreement (Heritage Club), dated June 30, 2005, by and among NHP Heritage Club, LLC, a Colorado limited liability company, ARC Heritage Club, Inc., a Tennessee corporation, and American Retirement Corporation, a Tennessee corporation.

10.14	Fifth Amendment to American Retirement Corporation Association Stock Purchase Plan.

10.15	First Amendment to Lease Agreement, dated June 29, 2005, between CNL Retirement DSL1 Alabama, LP, a Delaware limited partnership, and Alabama Somerby, LLC, a Delaware limited liability company.

31.1	Certification of W.E. Sheriff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.E. Sheriff, Chief Executive Officer of American Retirement Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Bryan D. Richardson, Chief Financial Officer of American Retirement Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION
Date: August 5, 2005	By: /s/ Bryan D. Richardson
Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer (Principal Financial
and Accounting Officer)