Form 10-Q
period 2005-09-30
AMERICAN RETIREMENT CORP
filed 2005-11-07
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

___X___	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
or
___ ___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No__

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X . No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

As of November 2, 2005, 31,568,210 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$33,952	$28,454
Restricted cash	19,168	25,270
Accounts receivable, net of allowance for doubtful accounts	19,516	16,175
Inventory	1,403	1,364
Prepaid expenses	4,059	2,667
Deferred income taxes	6,414	5,645
Other current assets	12,739	8,490
Total current assets	97,251	88,065

Restricted cash, excluding amounts classified as current	10,854	24,864
Notes receivable	27,537	18,563
Deferred income taxes	49,497	-
Leasehold acquisition costs, net of accumulated amortization	22,529	29,362
Land, buildings and equipment, net	552,242	496,297
Goodwill	36,463	36,463
Other assets	61,980	55,636
Total assets	$858,353	$749,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,458	$10,372
Current portion of capital lease and lease financing obligations	17,081	16,474
Accounts payable	3,973	5,937
Accrued payroll and benefits	9,711	10,125
Accrued property taxes	11,825	8,872
Other accrued expenses	9,421	9,023
Other current liabilities	8,789	8,505
Tenant deposits	5,301	4,804
Refundable portion of entrance fees	83,676	79,148
Deferred entrance fee income	35,848	33,800
Total current liabilities	193,083	187,060

Long-term debt, less current portion	128,213	125,584
Capital lease and lease financing obligations, less current portion	170,009	182,652
Deferred entrance fee income	122,222	111,386
Deferred gains on sale-leaseback transactions	90,009	98,876
Deferred income taxes	-	6,027
Other long-term liabilities	22,516	17,751
Total liabilities	726,052	729,336

Minority interest	7,505	14,213

Commitments and contingencies (See notes)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares authorized,
30,999,452 and 25,636,429 shares issued and outstanding, respectively	313	252
Additional paid-in capital	222,372	168,092
Accumulated deficit	(94,710)	(160,425)
Deferred compensation, restricted stock	(3,179)	(2,218)
Total shareholders' equity	124,796	5,701
Total liabilities and shareholders' equity	$858,353	$749,250

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,
	2005	2004
		(restated)
Revenues:
Resident and health care	$123,439	$111,089
Management and development services	664	500
Reimbursed expenses	646	460
Total revenues	124,749	112,049

Operating expenses:
Community operating expenses	82,956	75,825
General and administrative	7,360	8,400
Lease expense	15,014	15,100
Depreciation and amortization	9,019	8,488
Amortization of leasehold acquisition costs	588	735
Loss on disposal or sale of assets	121	48
Reimbursed expenses	646	460
Total operating expenses	115,704	109,056

Operating income	9,045	2,993

Other income (expense):
Interest expense	(4,228)	(8,400)
Interest income	1,567	718
Other	340	257
Other expense, net	(2,321)	(7,425)

Income (loss) before income taxes and minority interest	6,724	(4,432)

Income tax expense	2,151	2,501

Income (loss) before minority interest	4,573	(6,933)

Minority interest in (earnings) losses of consolidated subsidiaries, net of tax	(483)	270

Net income (loss)	$4,090	$(6,663)

Basic earnings (loss) per share	$0.13	$(0.27)
Dilutive earnings (loss) per share	$0.13	$(0.27)

Weighted average shares used for basic earnings (loss) per share data	30,918	24,665
Effect of dilutive common stock options and non-vested shares	1,595	-
Weighted average shares used for dilutive earnings (loss) per share data	32,513	24,665

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Nine months ended September 30,
	2005	2004
		(restated)
Revenues:
Resident and health care	$361,769	$328,150
Management and development services	1,680	1,439
Reimbursed expenses	1,990	1,752
Total revenues	365,439	331,341

Operating expenses:
Community operating expenses	242,189	223,742
General and administrative	20,716	21,102
Lease expense	45,969	44,793
Depreciation and amortization	27,063	21,948
Amortization of leasehold acquisition costs	1,976	2,181
Loss (gain) on disposal or sale of assets	477	(63)
Reimbursed expenses	1,990	1,752
Total operating expenses	340,380	315,455

Operating income	25,059	15,886

Other income (expense):
Interest expense	(11,701)	(27,033)
Interest income	3,161	1,989
Other	484	4
Other expense, net	(8,056)	(25,040)

Income (loss) before income taxes and minority interest	17,003	(9,154)

Income tax (benefit) expense	(49,866)	2,721

Income (loss) before minority interest	66,869	(11,875)

Minority interest in earnings of consolidated subsidiaries, net of tax	(1,154)	(1,555)

Net income (loss)	$65,715	$(13,430)

Basic earnings (loss) per share	$2.18	$(0.57)
Dilutive earnings (loss) per share	$2.06	$(0.57)

Weighted average shares used for basic earnings (loss) per share data	30,147	23,404
Effect of dilutive common stock options and non-vested shares	1,701	-
Weighted average shares used for dilutive earnings (loss) per share data	31,848	23,404

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)	Nine months ended September 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$65,715	$(13,430)
Adjustments to reconcile net income (loss) to cash and cash
equivalents provided by operating activities:
Tax benefit from release of tax valuation allowance	(55,697)	-
Depreciation and amortization	29,039	24,129
Loss on extinguishment of debt	794	-
Amortization of deferred financing costs	533	4,597
Deferred entrance fee items:
Amortization of deferred entrance fee income	(13,418)	(12,737)
Proceeds from entrance fee sales - deferred income	26,463	24,906
Accrual of deferred interest	-	4,074
Amortization of deferred gain on sale-leaseback transactions	(8,867)	(7,954)
Amortization of deferred compensation	693	182
Minority interest in earnings of consolidated subsidiaries, net of tax	1,154	1,555
Tax benefit from exercise of stock options	817	-
(Gains) losses from unconsolidated joint ventures	(260)	85
Loss (gain) on disposal or sale of assets	477	(63)
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(3,317)	(618)
Inventory	(31)	39
Prepaid expenses	(1,560)	218
Deferred income taxes	(1,226)	(1,808)
Other assets	(3,080)	4,017
Accounts payable	(1,969)	(1,204)
Other accrued expenses and other current liabilities	3,748	6,382
Tenant deposits	407	(266)
Deferred lease liability	2,764	(929)
Other liabilities	(116)	3,422
Net cash and cash equivalents provided by operating activities	43,063	34,597

Cash flows from investing activities:
Additions to land, buildings and equipment	(23,820)	(14,288)
Acquisition of communities and property, net of cash acquired	(20,483)	-
Acquisition of other assets	(6,000)	-
Proceeds from the sale of assets	6,073	11,008
Investment in restricted cash	(10,985)	(16,555)
Proceeds from release of restricted cash	30,592	8,854
Net change in other restricted cash accounts	237	799
Issuance of notes receivable	(9,465)	-
Receipts from notes receivable	258	269
Other investing activities	(275)	346
Net cash and cash equivalents used by investing activities	(33,868)	(9,567)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	12,048	55,261
Proceeds from lease financing	-	120,500
Principal payments on long-term debt	(58,398)	(179,992)
Principal reductions in master trust liability	(817)	(940)
Refundable entrance fee items:
Proceeds from entrance fee sales - refundable portion	11,324	10,152
Refunds of entrance fee terminations	(15,935)	(9,753)
Expenditures for financing costs	(826)	(428)
Distributions to minority interest holders	(3,222)	(3,243)
Proceeds from the issuance of common stock	49,934	-
Proceeds from the issuance of stock under the associate stock purchase plan	796	142
Proceeds from the exercise of stock options	1,399	1,566
Net cash and cash equivalents used by financing activities	(3,697)	(6,735)

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)
	Nine months ended September 30,
	2005	2004
		(restated)

Net increase in cash and cash equivalents	$5,498	$18,295

Cash and cash equivalents at beginning of period	28,454	17,192
Cash and cash equivalents at end of period	$33,952	$35,487

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (including capitalized interest)	$11,474	$21,504
Income taxes paid	$5,030	$526

During the nine months ended September 30, 2005, the Company acquired land, purchased the partner's minority interest in a community the Company operated via a joint venture, acquired the real assets of a retirement center and an assisted living community previously operated pursuant to operating leases, and the real assets of an entrance-fee continuing care retirement community for an aggregate consideration of approximately $20.5 million of cash plus the assumption of various liabilities, including existing entrance fee refund obligations. As a result of these transactions, assets and liabilities changed as follows:

	Nine months ended September 30,
	2005	2004

Land, buildings and equipment acquired	$60,364	$-
Long-term debt	$(26,819)	-
Refundable portion of entrance fees	(631)	-
Deferred entrance fee income	(9,779)	-
Other	(2,652)	-
Cash paid for acquisition of communities and property, net of cash acquired	$20,483	$-

During the nine months ended September 30, 2004, the Company completed a sale-leaseback transaction in which the Company sold a substantial majority of its interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community. Proceeds from the sale of these interests were:

	Nine months ended September 30,
	2005	2004
Land, buildings and equipment	$-	$16,165
Other assets	-	(9,037)
Accrued interest	-	(1,951)
Deferred gain on sale-leaseback transaction	-	16,568
Long-term debt	-	(5,673)
Minority interest	-	(6,082)
	$-	$9,990

Supplemental disclosure of non-cash transactions:
During the nine months ended September 30, 2005, the Company completed a transaction with a real estate investment trust ("REIT") pursuant to which the Company received $9.5 million in proceeds under its existing leases on two of its retirement center communities. This investment by the REIT is recorded by the Company as a refinancing of a previous $8.7 million note payable. In connection with this refinancing, the Company incurred a loss on debt extinguishment which is included as a non-cash charge in the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2005.

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)
The Company granted 277,000 and 440,000 shares of restricted stock during the nine months ended September 30, 2005 and 2004, respectively. Current measured compensation related to these grants totaled $1.7 million and $2.6 million, respectively, which is being amortized as compensation expense over the period of vesting. See Note 5. As a result, equity changed as follows:

	Nine months ended September 30,
	2005	2004
Additional paid-in capital	1,738	2,618
Deferred compensation, restricted stock	(1,738)	(2,618)

During the nine months ended September 30, 2004, the Company issued 4,808,898 shares of common stock, par value $0.01 per share, to certain holders of the Company's 10% Series B Convertible Senior Subordinated Notes due 2008. The holders elected to convert $10.9 million of the Series B Notes to common stock at the conversion price of $2.25 per share. On April 1, 2004, the Company elected to redeem the balance of the Series B Notes on April 30, 2004. As a result, debt and equity were changed as follows:

	Nine months ended September 30,
	2005	2004
Long-term debt	$-	$(10,820)
Common stock	-	48
Additional paid-in capital	-	10,772

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. In addition, certain prior period amounts have been reclassified to conform to current period presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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

The following is a summary of the impact of the restatement on the Company’s condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2004 (in thousands, except per share data):

Condensed Consolidated Statements of Operations
	For the three months ended September 30, 2004			For the nine months ended September 30, 2004
	As previously filed	Adjustments	Restated	As previously filed	Adjustments	Restated

Total revenues	$112,049	$-	$112,049	$331,341	$-	$331,341

Lease expense	15,382	(282)	15,100	45,654	(861)	44,793
(Gain) loss on sale of assets	-	48	48	-	(63)	(63)
Total operating expenses	109,290	234	109,056	316,379	(924)	315,455
Operating income	2,759	234	2,993	14,962	924	15,886

Loss (gain) on sale of assets	(48)	48	-	63	(63)	-
Other expense, net	(7,473)	48	(7,425)	(24,977)	(63)	(25,040)
Loss before income taxes and minority interest	(4,714)	282	(4,432)	(10,015)	861	(9,154)
Income tax expense	2,501	-	2,501	2,721	-	2,721
Net loss	(6,945)	282	(6,663)	(14,291)	861	(13,430)

Basic and diluted loss per share	(0.28)	0.01	(0.27)	(0.58)	0.01	(0.57)

Condensed Consolidated Statement of Cash Flows
				For the nine months ended September 30, 2004
				As previously filed	Adjustments	Restated

Net loss				(14,291)	861	(13,430)
Entrance fee items:
Amortization of deferred entrance fee income				(12,737)	-	(12,737)
Proceeds from entrance fee sales - deferred income				35,058	(10,152)	24,906
Refunds of entrance fee terminations				(9,753)	9,753	-
Accrual of deferred interest				-	4,074	4,074
Other assets				3,949	68	4,017
Deferred lease liability				-	(929)	(929)
Net cash and cash equivalents provided by operating activities				30,922	3,675	34,597

Net cash and cash equivalents used by investing activities				(9,567)	-	(9,567)

Accrual of deferred interest				4,074	(4,074)	-
Entrance fee items:
Proceeds from entrance fee sales - refundable portion				-	10,152	10,152
Refunds of entrance fee terminations				-	(9,753)	(9,753)
Net cash and cash equivalents used by financing activities				(3,060)	(3,675)	(6,735)
Net increase in cash and cash equivalents				18,295	-	18,295

3. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries (each of which is a separate and distinct legal entity), that manage own and operate senior living communities. Certain subsidiaries may be restricted from being obligated for liabilities of the Company or other subsidiaries of the Company irregardless of their consolidation for financial reporting purposes. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. All significant intercompany balances and transactions are eliminated in consolidation.

4. Segment Information

The Company operates principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities, and (3) management services. The Company currently operates 29 retirement centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 29 retirement centers, the Company owns six, operates four pursuant to leases classified as lease financing obligations (which include purchase options), operates 18 pursuant to operating leases and consolidates one variable interest entity, a retirement center that the Company manages (Freedom Square). The Company operates seven retirement centers which are entrance fee communities for which the Company receives an upfront fee and provides housing and health care services under various types of entrance fee agreements with residents.

The Company currently operates 33 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. Of the 33 free-standing assisted living communities operated by the Company, 12 are owned (one in a joint venture), six are operated pursuant to leases classified as lease financing obligations, and 15 are operated pursuant to operating leases.

The management services segment includes fees from management agreements for communities owned by others, and fees for other services including development services, and reimbursed expense revenues together with associated expenses. The management services segment does not include any managed communities that the Company consolidates. The Company has six management agreements for retirement centers with third parties. Of the managed communities, two are cooperatives that are owned by their residents and three are owned by not-for-profit sponsors. The remaining managed retirement center is owned by an unaffiliated third party.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three and nine months ended September 30, 2005 and 2004, and total assets by segment at September 30, 2005 and December 31, 2004 (in thousands).(1)(2)(3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenues
Retirement centers	$95,244	$86,526	$280,520	$257,392
Free-standing assisted living communities	28,195	24,563	81,249	70,758
Management services (2)	1,310	960	3,670	3,191
Total revenues	$124,749	$112,049	$365,439	$331,341

Retirement centers
Resident and health care revenues	$95,244	$86,526	$280,520	$257,392
Community operating expense	63,482	58,168	186,241	171,505
Segment operating contribution (3)	31,762	28,358	94,279	85,887

Free-standing assisted living communities
Resident and health care revenues	28,195	24,563	81,249	70,758
Community operating expense	19,474	17,657	55,948	52,237
Segment operating contribution (3)	8,721	6,906	25,301	18,521

Management services operating contribution	664	500	1,680	1,439

General and administrative expense	7,360	8,400	20,716	21,102
Lease expense	15,014	15,100	45,969	44,793
Depreciation and amortization (4)	9,607	9,223	29,039	24,129
Loss (gain) on sale of assets	121	48	477	(63)
Operating income	$9,045	$2,993	$25,059	$15,886

			September 30,	December 31,
			2005	2004
Total Assets
Retirement centers			$520,520	$498,132
Free-standing assisted living communities			194,731	182,353
Management services			143,102	68,765
Total			$858,353	$749,250

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.
(2)	Management Services represent the Company’s management fee revenue and reimbursed expense revenue.
(3)	Segment operating contribution is defined as segment revenues less segment operating expenses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income (loss), as reported	$4,090	$(6,663)	$65,715	$(13,430)
Add: Stock based compensation included in net income	280	182	692	182
Deduct: total stock-based employee compensation expense determined under fair-value-based method	(707)	(447)	(1,441)	(856)
Pro forma net income (loss)	$3,663	$(6,928)	$64,966	$(14,104)

Earnings (loss) per share:
Basic - as reported	$0.13	$(0.27)	$2.18	$(0.57)
Diluted - as reported	$0.13	$(0.27)	$2.06	$(0.57)
Basic - pro forma	$0.12	$(0.28)	$2.15	$(0.60)
Diluted - pro forma	$0.11	$(0.28)	$2.04	$(0.60)

As permitted by SFAS No. 123R, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. Beginning in calendar year 2006, the Company plans to expense stock options using the modified prospective transition method prescribed in SFAS 123R. The modified prospective transition method requires expense to be recognized for new grants or modifications issued in the period of adoption, plus the current period expense for non-vested awards issued prior to the adoption of this standard. No expense is recognized for awards vested in prior periods. The weighted average fair value of options granted during the three and nine months ended September 30, 2005 was $6.88 and $6.45, respectively, as compared to $2.85 and $2.37, for the three and nine months, respectively, ended September 30, 2004. Considering recent market trends, the Company expects this average fair value to continue to increase. At September 30, 2005, the Company had 0.8 million unvested options outstanding, of which 0.1 million vest during the remainder of 2005. The Company is currently evaluating the use of various models, as well as the necessary assumptions for calculating the impact from adoption of this standard. Based on current guidance, the Company intends to adopt SFAS 123R and begin expensing share payments January 1, 2006.

On September 22, 2005, the Company granted certain members of management a total of 277,000 shares of performance-based non-vested stock.  The shares underlying the grant will vest in three tranches on March 31, 2006, March 31, 2007, and March 31, 2008, subject to continued employment and the Compnay’s achievement of certain performance targets. The first tranche is currently subject to “variable” accounting rules under APB 25. As a result, compensation expense related to these grants is recognized as the shares vest and varies with changes in the Company’s stock price. Compensation expense for the three and nine months ended September 30, 2005 is representative only of the first tranche vesting on March 31, 2006. Compensation expense will be recognized on the second and third tranches when performance measures are approved by the Compensation Committee of the Company’s Board of Directors and communicated to participants. Upon adoption of SFAS No. 123R, the Company will expense the remainder of the unvested shares over the vesting term based on grant-date fair values.

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant and vests ratably over a period of three years from the grant date, subject only to continued employment. Compensation expense under the grant is “fixed” under the provisions of APB Opinion No. 25 and will be treated similarly upon adoption of SFAS No. 123R. Measured compensation related to the grant totaled $2.6 million which is being amortized as compensation expense over the period of vesting.

For the three months and nine months ended September 30, 2005, the Company expensed $0.3 million and $0.7 million, respectively, as compensation expense related to the amortization of the 2004 and 2005 restricted stock grants. For the three months and nine months ended September 30, 2004, the Company expensed $0.2 million as compensation expense related to the amortization of the 2004 restricted stock grant.

6.  Earnings (Loss) per Share

Basic and diluted earnings per share for the three and nine months ended September 30, 2005 have been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three and nine months ended September 30, 2005, there were approximately 2.1 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding periods, respectively. During the three and nine months ended September 30, 2004, there were approximately 2.4 million and 2.2 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding periods, respectively.

A computation of diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net income (loss)	$4,090	$(6,663)	$65,715	$(13,430)

Weighted average shares used for basic earnings per share data	30,918	24,665	30,147	23,404
Effect of dilutive common securities:
Employee stock options and non-vested stock	1,595	-	1,701	-
Weighted average shares used for diluted earnings per share data	32,513	24,665	31,848	23,404

Basic income (loss) per share	$0.13	$(0.27)	$2.18	$(0.57)
Effect of dilutive securities	-	-	(0.12)	-
Diluted income (loss) per share	$0.13	$(0.27)	$2.06	$(0.57)

The following options outstanding during the three and nine months ended September 30, 2005 and 2004 were excluded from the computation of diluted earnings per share for the respective period because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. All options outstanding during the three and nine months ended September 30, 2004 were excluded from the computation of diluted earnings per share for such periods because of net losses during these periods.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Number of options (in thousands)	21	162	36	206
Weighted-average exercise price	$17.55	$10.80	$16.35	$9.69

On April 1, 2004, the Company elected to redeem the balance of its 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes). The notes were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 as the effect would be anti-dilutive.

7.  Notes Receivable

On September 14, 2005, the Company entered into a 15-year management agreement with American Senior’s Foundation of Edmond, LLC (“ASF”), to manage a not-for-profit community in Edmund, Oklahoma ASF recently acquired.

The Company facilitated ASF's $9 million acquisition by providing a $6.0 million, 4.5 year senior mortgage loan bearing interest at one month LIBOR plus 4%, and a $4.5 million, 15-year junior mortgage loan bearing interest at 12.5%, both of which are fully collateralized by the assets of the facility. It is ASF's intention to replace the interim financing with permanent tax-exempt financing at the appropriate time. At September 30, 2005, the Company has $9.5 million outstanding under these notes, which approximates current fair value.

At September 30, 2005, the Company also held a note resulting from a loan to a lessor of a retirement community that is being leased by the Company. This note generally earns interest at fixed rate of approximately 6%. Interest and principal are due monthly based on a 35 year amortization. The note receivable matures June 2038 and is secured by the related community. At September 30, 2005, the Company has $18.0 million outstanding under this note, which approximates current fair value.

8.  Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):
	September 30,	December 31,
	2005	2004
Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2006 and 2037. Interest rates at September 30, 2005 range from 5.9% to 9.5%. The loans are secured by certain land, buildings and equipment.	$115,506	$109,401
Other long-term debt, interest generally payable monthly with any unpaid principal due between 2005 and 2018. Fixed and variable interest rates at September 30, 2005 range from 4.7% to 9.0%.	20,165	26,555
Subtotal debt	135,671	135,956
Capital lease and lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 0.41% to 10.9%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	187,090	199,126
Total debt including capital lease and lease financing obligations	322,761	335,082
Less current portion:
Debt	(7,458)	(10,372)
Capital lease and lease financing obligations	(17,081)	(16,474)
Total long-term debt, excluding current portion:
Debt	128,213	125,584
Capital lease and lease financing obligations	170,009	182,652
Total	$298,222	$308,236

At September 30, 2005, the aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt at September 30, 2005
For the twelve months ended September 30, 2006	$7,458	$17,081	$24,539
For the twelve months ended September 30, 2007	16,164	17,504	33,668
For the twelve months ended September 30, 2008	18,225	18,280	36,505
For the twelve months ended September 30, 2009	3,112	19,092	22,204
For the twelve months ended September 30, 2010	24,907	16,901	41,808
Thereafter	65,805	98,232	164,037
	$135,671	$187,090	$322,761

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

During May 2005, the Company repaid in full the balance on a 5.5%, $7.1 million floating rate mortgage loan, due April 2011, related to a free-standing assisted living community.

During the second quarter of 2005, the Company completed four transactions as part of its strategy to release portions of its restricted cash, and to increase capacity in its portfolio through certain community expansions and new development. These transactions in the aggregate released approximately $13 million of restricted cash and facilitated the Company’s expansion plans at certain communities.

•
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

•
On June 29, 2005, the Company completed a transaction with a real estate investment trust (“REIT”) from whom the Company leases two of its Alabama retirement center communities. Pursuant to this transaction, the Company received $9.5 million in proceeds which were then used to repay the balance of a $9.5 million loan related to its leasehold in the communities. The additional investment by the REIT is recorded by the Company as a refinancing and is included as debt in the Company’s condensed consolidated balance sheet at September 30, 2005. In connection with this refinancing, the Company incurred a loss on debt extinguishment. This loss is included as interest expense in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

•
The Company had a master lease with another REIT for nine of its communities. On June 30, 2005, the Company amended the master lease as part of a transaction that involved the sale to the REIT of two of the Company’s owned free-standing assisted living communities for inclusion in the master lease, and the contemporaneous removal of two other free-standing assisted living communities from the master lease. In connection with this exchange, the Company also received $1.5 million of cash from the REIT, which correspondingly increased the Company’s lease basis under the master lease. The operating results of all four of these communities are included in the Company’s condensed consolidated financial statements before and after the exchange. This exchange will facilitate planned expansions for both of the communities that were repurchased and removed from the master lease. Additionally, as part of this transaction, the REIT established a program to reduce up to $7.0 million of security deposit requirements under the master lease based on the satisfaction of certain financial performance tests for the master lease portfolio. The Company currently has $7.0 million of restricted cash underlying these security deposits that will be released incrementally as these tests are met. The master lease was also amended to extend the timing of a purchase option for one community under the master lease. The option was initially exercisable in 2010, which date may be deferred for up to three years at the option of the REIT.

•
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

On July 7, 2005, the Company acquired all of the real property interests underlying Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-unit assisted living center in Peoria, Arizona for $20.3 million. The Company previously operated FPCC pursuant to a long-term operating lease with Maybrook Realty, which was 50% owned by W.E. Sheriff, the Company’s chairman, chief executive officer and president. The Company consummated the acquisition pursuant to an option under the lease, which provided for a fixed purchase price of $20.3 million. The Company also contemporaneously acquired the third-party ground lessor’s interest in the property, including an adjacent parcel of land, for a purchase price of $3.1 million. The total purchase price for these two transactions was $23.4 million, which was supported by a fair market value appraisal. The purchase price was paid with $4.7 million of cash and with the proceeds of an $18.7 million mortgage loan obtained from a commercial bank. The loan is evidenced by a loan agreement and two promissory notes and is secured by the community. The $18.7 million mortgage loan matures on July 1, 2010, and requires principal payments to be made on an 18-year amortization schedule. Half of the outstanding principal balance of the loan bears interest at a fixed rate of 6.61% and the other half of the outstanding principal balance bears interest at a variable rate calculated, at the Company’s election, at either the prime rate plus 1% or the eurodollar fixed rate plus 2.375% (or a combination thereof).

As a result of these July 7, 2005 transactions, the Company simultaneously acquired the real estate interests of both Maybrook and the ground lessor in FPCC and, consequently, owns 100% of the community. On July 7, 2005, the Company also entered into a $4.5 million construction loan administration agreement (and related promissory note) with a commercial bank in order to finance a 21-unit assisted living and a 20-bed dementia expansion of the community. The $4.5 million loan matures on July 1, 2010, requires quarterly principal payments beginning April 1, 2008, and bears interest at a variable rate calculated, at the Company’s election, at either the prime rate plus 1% or the eurodollar fixed rate plus 2.375% (or a combination thereof).

On September 22, 2005, the Company entered into a $21 million construction loan with a commercial lender in order to finance the expansion of one of its assisted living communities in Austin, Texas. The expansion involves the development of a 99-bed skilled nursing facility that will be integrated into the community. The loan is evidenced by a loan agreement and a promissory note, and is secured by a deed of trust on the community, each of which contains customary terms and provisions. The loan matures in September 2008, and includes two one-year extension options. The outstanding principal balance of the loan will bear interest at a variable rate equal to LIBOR plus 2.75%. The Company will be required to make monthly payments of interest only through the scheduled maturity date. If the Company exercises its extension options, it will also be required to make monthly principal payments (based upon a 25 year amortization schedule) during the extension period(s).

Other Activity

Approximately $62.7 million of the Company’s $187.1 million in lease financing obligations include contingent earnout provisions under certain leases which expire between December 2005 and October 2006. The contingent earnout provisions relate to a retirement center and six free-standing assisted living communities. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as lease financing obligations, but will be accounted for as operating leases. As a result, lease financing obligations, depreciation expense and interest expense will decrease and operating lease obligations and lease expense will increase. The expected reduction of lease financing obligations as a result of these expirations, unless further extended and assuming no modifications in payment terms, is:

During the three months ended December 31, 2005	$5.5 million
During the three months ended March 31, 2006	7.2 million
During the three months ended December 31, 2006	46.7 million
$59.4 million

The Company guarantees approximately $18.1 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $9.7 million relates to a retirement center which the Company leases and $8.4 million relates to a joint venture which the Company manages. These guarantees require that the Company pay or perform the borrower’s obligation. Accordingly, the Company would be required to make any payments, and perform any obligations, if the relevant borrower fails to do so. To date, the Company has not been required to fund any debt guarantees, and at September 30, 2005, the Company does not believe that it will be required to make payments under its currently outstanding guarantees. If it were required to fund a debt guarantee, the Company would be entitled to seek indemnity or contribution payments from the borrower and, if applicable, any co-guarantor.

Liquidity

The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, ongoing capital expenditure requirements, periodic debt service requirements, lease and tax obligations during the next twelve months.

The Company has substantial debt and lease obligations. During the past twelve months, total debt decreased $29.7 million from $352.5 million at September 30, 2004 to $322.8 million at September 30, 2005. Approximately $249.1 million or 77.2% of the Company’s debt and lease financing obligations have fixed interest rates, which on a weighted average basis approximated 4.1% at September 30, 2005. The remaining $73.6 million, or 22.8%, of debt has variable interest rates, which on a weighted average basis approximated 6.3% at September 30, 2005. The Company has scheduled current debt and lease principal payments of $24.5 million and minimum rental obligations of $67.2 million under long-term operating leases due during the twelve months ended September 30, 2006.

As of September 30, 2005, the Company had approximately $34.0 million in unrestricted cash and cash equivalents and $30.0 million in restricted cash. For the nine months ended September 30, 2005, the Company’s cash provided by operations was $43.1 million. At September 30, 2005, the Company had $95.8 million of negative working capital, which includes the classification of $119.5 million of entrance fees and $5.3 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. During 2002, 2003 and 2004, the Company experienced that only 12%, 11%, and 9%, respectively, of these entrance fee liabilities actually became payable and were required to be settled in cash. During this same period, entrance fee liabilities paid were offset by proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $21.5 million, $26.7 million, and $31.2 million of cash during 2002, 2003, and 2004, respectively.

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

9. Operating Leases

As of September 30, 2005, the Company operated 43 of its senior living communities under long-term leases (33 operating leases and ten capital lease or lease financing obligations). Of the 33 operating lease communities, 25 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The base lease terms vary from three to 19 years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on revenue, occupancy levels or other measures. Contingent rent that depends on factors directly related to the future use of leased property is accrued when it is deemed probable such amounts will be due. In addition, a majority of the Company’s lease agreements impose certain restrictions or require pre-approval for certain changes such as expansions or significant modifications to the leased property.

Net lease expense for the three months ended September 30, 2005 was $15.0 million, which includes lease payments of $16.9 million, plus accruals for future lease escalators (straight-line lease expense) of $1.1 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million. Net lease expense for the three months ended September 30, 2004 was $15.1 million, which includes lease payments of $16.5 million, plus accruals for future lease escalators of $1.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $2.9 million.

Net lease expense for the nine months ended September 30, 2005 was $46.0 million, which includes lease payments of $51.0 million, plus accruals for future lease escalators (straight-line lease expense) of $3.9 million, net of the amortization of the deferred gain from prior sale-leasebacks of $8.9 million. Net lease expense for the nine months ended September 30, 2004 was $44.8 million, which includes lease payments of $48.2 million, plus accruals for future lease escalators of $4.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $7.9 million.

Future minimum lease payments at September 30, 2005 are as follows (in thousands):

Twelve months ended September 30, 2006	$67,159
Twelve months ended September 30, 2007	68,251
Twelve months ended September 30, 2008	67,471
Twelve months ended September 30, 2009	67,983
Twelve months ended September 30, 2010	68,928
Thereafter	367,351
$707,143

The following table provides a summary of operating lease obligations at September 30, 2005 by lessor:

	Future Minimum Lease Payments
	Twelve Months Ending	Remaining
	September 30, 2006	Lease Term
Master lease agreements for ten communities. Initial term ranging from 10 to 15 years, with renewal options for two additional ten year terms.	$24,176	$221,194
Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms.	9,243	130,900
Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms.	11,054	89,488
Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. The Company also has an option to purchase the community at the expiration of the lease term at fair market value.	4,345	46,854
Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease.	3,893	41,319
Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms.	6,103	38,096
Other lease agreements for three communities, as well as a lease for the home office. Initial terms ranging from eight to 17 years, with various renewal options.	8,345	72,133
Total operating lease obligations	$67,159	$639,984

10.  Income Taxes

As a result of reported losses and other factors, the Company had previously established a valuation allowance against certain deferred tax assets. The Company has determined it is more likely than not that it will realize the benefit of certain of these deferred tax assets, and therefore has reduced its valuation allowance by approximately $55.7 million during the nine months ended September 30, 2005, resulting in a significant tax benefit during the period.

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

The Company currently maintains single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retentions of $1.0 million and $5.0 million, respectively. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of September 30, 2005.

The Company operates under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of September 30, 2005, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage of $350,000 per individual claim and approximately $6.3 million in the aggregate. As of September 30, 2005, the Company provided cash collateralized letters of credit in the aggregate amount of $7.7 million related to this program, which are reflected as restricted cash on the Company’s consolidated balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. The Company carries excess loss coverage of $250,000 per individual under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

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

During the three and nine months ended September 30, 2005, the Company expensed $4.4 million and $12.9 million, respectively, as compared to $4.6 million and $13.0 million for the three and nine months ended September 30, 2004, respectively, related to premiums, claims and costs for general liability and professional medical malpractice, workers’ compensation, and employee medical insurance related to multiple insurance years.

Management Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to nine months’ notice. One management agreement provides the Company with two ten year renewal options. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities in exchange for a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company’s existing management agreements expire at various times through June 2020.

In connection with these management agreements, the Company has guaranteed mortgage debt of $8.4 million related to a joint venture which the Company manages.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licens-ing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at September 30, 2005.

Other

A portion of the Company’s skilled nursing and therapy service revenue is attributable to reimbursements under Medicare. Certain per person annual limits on therapy services, which were effective September through December 2003, have been placed on moratorium for two years. These caps will become effective for the first quarter of 2006, unless revised or extended, which will have an adverse impact on the earnings from the Company’s therapy services.

12.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, while early application was permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 2004. The Company adopted the provisions of SFAS No. 153 on April 1, 2005.

 In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”).  FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 is effective no later than the end of reporting periods ending after December 15, 2005, and early adoption of FIN No. 47 is encouraged.  The Company will adopt FIN No. 47 in the fourth quarter of 2005.  The Company does not believe that the adoption of FIN No. 47 will have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement to APB Opinion No. 20, “Accounting Changes” and Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, SFAS No. 154 carries forward the guidance in APB Opinion No. 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS No. 154 in the first quarter of 2006.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of September 30, 2005 this pronouncement had no impact on the consolidated financial statements.

 In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it.  The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause.  The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005).  For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The Company is currently evaluating what impact, if any, EITF 04-5 will have on its financial statements, but at this time the Company does not believe that the adoption of EITF 04-5 will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its EITF and FIN), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

13.  Subsequent Events

On November 2, 2005, the Company completed the acquisition, through a newly formed joint venture, to acquire eight senior assisted living communities from Epoch SL VI, Inc., an affiliate of Epoch Senior Living, Inc. (“Epoch”). The communities are located in Arizona (2), Colorado, Georgia, Kansas, Minnesota, Nevada and Texas.

In order to consummate the transaction, the Company assigned its rights in its previously executed purchase agreement to the joint venture. The Company owns 20% of the joint venture, with its sole partner, an affiliate of Prudential Real Estate Investors (collectively, “Investors”), owning the remaining 80% interest.

The joint venture acquired the communities for a purchase price of $138.0 million plus the assumption of certain operating obligations and customary transaction expenses (subject to customary closing adjustments). Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., provided a 5-year, $85.0 million term loan to the joint venture to fund a portion of the purchase price. The interest-only loan bears interest at one-month LIBOR plus 2%. The remainder of the purchase price was funded with proportional capital contributions by the Investors.

The Company simultaneously entered into a long-term management agreement to manage these eight communities.

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

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during that period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. The steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced much of the oversupply in many of our markets in 2002 and 2003. As a result, we were able to increase occupancy, increase rates and reduce promotional discounting for our free-standing assisted living communities during 2003, 2004 and the first nine months of 2005. Based on available industry data, we believe that new assisted living development in the near term will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

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

•
General and administrative - Labor costs also represent the largest component of this category, comprising the home office and regional staff supporting community operations. Other significant items are travel and legal and professional service costs. In response to higher liability insurance costs and deductibles in recent years, and the inherent liability risk in providing personal and health-related services to seniors, we have significantly increased our staff and resources involved in quality assurance, compliance and risk management.

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

Recent Events

During January 2005, we completed a secondary equity offering of 5,175,000 common shares, resulting in approximately $49.9 million of net proceeds to us. We used $37.1 million of these proceeds to further reduce certain high cost debt, to acquire a retirement center, and to acquire the real assets of an assisted living community we previously operated pursuant to an operating lease. We used the remaining proceeds to acquire certain leased real estate at our communities, and for certain expansion and development activity at our communities or for working capital.

During the second quarter of 2005, we completed four transactions as part of our strategy to release portions of our restricted cash, and to increase the capacity level of our portfolio through certain community expansions and new development. These transactions in the aggregate released approximately $13 million of restricted cash and facilitated our expansion plans for certain communities. See Note 8 to the condensed consolidated financial statements.

During the third quarter of 2005, we acquired all of the real property interests underlying Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-unit assisted living center in Peoria, Arizona for $20.3 million. We previously operated FPCC pursuant to a long-term operating lease with Maybrook Realty, which was 50% owned by W.E. Sheriff, our chairman, chief executive officer and president. We consummated the acquisition pursuant to an option under the lease, which provided for a fixed purchase price of $20.3 million. We also contemporaneously acquired the third-party ground lessor’s interest in the property, including an adjacent parcel of land, for a purchase price of $3.1 million. The purchase price was paid with $4.7 million of cash and with the proceeds of an $18.7 million mortgage loan obtained from a commercial bank.

As a result of these transactions, we simultaneously acquired the real estate interests of both Maybrook and the ground lessor in FPCC and, consequently, own 100% of the community. On July 7, 2005, we also entered into a $4.5 million construction loan administration agreement (and related promissory note) with a commercial bank in order to finance a 21 assisted living unit and 20 dementia bed expansion of the community. See Note 8 to the condensed consolidated financial statements.

On September 14, 2005, we entered into a 15-year management agreement with American Senior’s Foundation of Edmond, LLC (“ASF”), to manage the Bradford Village community ASF recently acquired. Bradford Village, formerly known as Oklahoma Christian Retirement Community, is an entry-fee community that serves middle income seniors in Edmond, Oklahoma. The campus consists of 78 cottage homes, 44 assisted living units, 10 memory care units and 102 skilled nursing beds, for a total of 234 units/beds. See Note 7 to the condensed consolidated financial statements.

On September 22, 2005, we entered into a $21 million construction loan with a commercial bank in order to finance the expansion of one of our assisted living communities in Austin, Texas. The expansion involves the development of a 99-bed skilled nursing facility that will be integrated into the community. See Note 8 to the condensed consolidated financial statements.

Highlights of Operating Results

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
During the three months ended September 30, 2005, we experienced temporary disruption at eight of our Texas communities as a result of Hurricane Rita. All residents and associates weathered the storm safely, but we did incur additional costs of preparation and some temporary evacuations, as well as some minor storm damage. The total impact of this storm was approximately $350,000 during the three months ended September 30, 2005, including approximately $150,000 of lost revenue.

•
Our statements of operations for the three and nine months ended September 30, 2005 show significant improvement versus the respective prior year periods. Net income for the three months ended September 30, 2005 was $4.1 million versus a net loss for the three months ended September 30, 2004 of $6.7 million. Net income for the nine months ended September 30, 2005 was $65.7 million, including the $55.7 million impact of the reduction of our deferred tax valuation allowance, versus a net loss for the nine months ended September 30, 2004 of $13.4 million. Cash provided by operating activities has increased $8.5 million, to $43.1 million from $34.6 million for the nine months ended September 30, 2005 and 2004, respectively.

•
In order to continue to increase net income, we are focusing on improving results in our retirement centers and free-standing assisted living segments, while controlling our general and administrative costs and reducing our debt service costs. We are also focused on the growth of our ancillary service revenues, as well as the expansion of capacity at several communities.

•
We are focused on increasing the revenues and operating contribution of our retirement centers. Revenue per unit increases at our retirement centers resulted primarily from increases in selling rates, increased therapy and ancillary service revenues, as well as annual billing rate increases to existing residents. In addition, a significant component of the average revenue per unit increase stems from the “mark-to-market” effect of resident turnover. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents (since annual increases to billing rates are typically capped in resident agreements), turnover typically results in significantly increased monthly fees for the new resident. This “mark-to-market” increase is generally more significant in entrance fee communities due to much longer average length of stay (ten or more years).

•
For the three months ended September 30, 2005, retirement center revenues were up 10.1% versus prior year, and segment operating contribution was up 12.0% versus the same period last year. Operating contribution per unit per month increased 9.6% for the same period, from $1,124 to $1,232. For the nine months ended September 30, 2005, retirement center revenues were up 9.0% and segment operating contribution was up 9.8% versus the nine months ended September 30, 2004. Operating contribution per unit per month increased 7.5% from $1,138 to $1,223.

•
We are also focusing on increasing our free-standing assisted living segment operating contribution further primarily by increasing occupancy above the current 91% level, and by increasing revenue per unit through price increases, ancillary services, and the “mark-to-market” effect of turnover of units that are at lower rates, while maintaining control of our operating costs. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents, turnover typically results in significantly increased monthly fees for the new resident. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 90% should produce high incremental community operating contribution margins for this segment. The risks to improving occupancy in our free-standing assisted living community portfolio are unexpected increases in move outs in any period (due to health or other reasons) and the development of new unit capacity or renewed price discounting by competitors in our markets, which could make it more difficult to fill vacant units and which could result in lower revenue per unit.

•
Our free-standing assisted living communities have continued to increase revenue and segment operating contribution during 2005, primarily as a result of a 9.7% year over year increase in revenue per unit as of September 30, 2005, as well as an increase in ending occupancy from 88% as of September 30, 2004, to 91% as of September 30, 2005. The increased revenue per unit in our free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, our residency agreements provide for annual rate increases. The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•
Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 50% and 65% for the three and nine months ended September 30, 2005, respectively, versus 65% and 79% for the three and nine months ended September 30, 2004. Our free-standing assisted living community operating contribution per unit per month increased 20.8% during the three months ended September 30, 2005, versus the same period last year, to $1,122 per unit per month. For the nine months ended September 30, 2005, our free-standing assisted living community operating contribution per unit per month increased 29.7% versus the same period last year to $1,097 per unit per month.

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at September 30, 2005 and 2004.

	Number of Communities /		Ending Occupancy % /		Average Occupancy % /
	Total Ending Capacity		Ending Occupied Units		Average Occupied Units
	September 30,		September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004

Retirement Centers	29	28	95%	95%	95%	95%
	9,059	8,870	8,635	8,436	8,564	8,387

Free-standing ALs	33	33	91%	88%	89%	85%
	3,011	2,999	2,736	2,642	2,688	2,560

Management Services	6	5	94%	95%	95%	93%
	1,423	1,187	1,339	1,125	1,146	1,086

Total	68	66	94%	93%	94%	92%
	13,493	13,056	12,710	12,203	12,398	12,033

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

	Three Months Ended September 30,		2005 vs. 2004		Nine Months Ended September 30,		2005 vs. 2004
	2005	2004	Change	%	2005	2004	Change	%
		(restated)				(restated)
Revenues:
Retirement Centers	$95,244	$86,526	$8,718	10.1%	$280,520	$257,392	$23,128	9.0%
Free-standing Assisted Living Communities	28,195	24,563	3,632	14.8%	81,249	70,758	10,491	14.8%
Management Services	1,310	960	350	36.5%	3,670	3,191	479	15.0%
Total revenue	$124,749	$112,049	$12,700	11.3%	$365,439	$331,341	$34,098	10.3%

Retirement Centers
Ending occupied units	8,635	8,436	199	2.4%	8,635	8,436	199	2.4%
Ending occupancy %	95%	95%	0%		95%	95%	0%
Average occupied units	8,593	8,408	185	2.2%	8,564	8,387	177	2.1%
Average occupancy %	95%	95%	0%		95%	95%	0%
Revenue per occupied unit (per month)	$3,695	$3,430	$265	7.7%	$3,640	$3,410	$230	6.7%
Operating contribution per unit (per month)	1,232	1,124	108	9.6%	1,223	1,138	85	7.5%

Resident and healthcare revenue	95,244	86,526	8,718	10.1%	280,520	257,392	23,128	9.0%
Community operating expense	63,482	58,168	5,314	9.1%	186,241	171,505	14,736	8.6%
Segment operating contribution (2)	31,762	28,358	3,404	12.0%	94,279	85,887	8,392	9.8%
Operating contribution margin (3)	33.3%	32.8%	0.6%	1.8%	33.6%	33.4%	0.2%	0.6%

Free-standing Assisted Living Communities
Ending occupied units (4)	2,630	2,504	126	5.0%	2,630	2,504	126	5.0%
Ending occupancy % (4)	91%	88%	3%		91%	88%	3%
Average occupied units (4)	2,592	2,478	114	4.6%	2,562	2,432	130	5.3%
Average occupancy % (4)	90%	87%	3%		90%	86%	4%
Revenue per occupied unit	$3,626	$3,304	$322	9.7%	$3,524	$3,233	$291	9.0%
Operating contribution per unit (per month)	1,122	929	193	20.8%	$1,097	846	251	29.7%

Resident and healthcare revenue	28,195	24,563	3,632	14.8%	81,249	70,758	10,491	14.8%
Community operating expense	19,474	17,657	1,817	10.3%	55,948	52,237	3,711	7.1%
Segment operating contribution (2)	8,721	6,906	1,815	26.3%	25,301	18,521	6,780	36.6%
Operating contribution margin (3)	30.9%	28.1%	2.8%	10.0%	31.1%	26.2%	4.9%	18.7%

Management services operating contribution (2)	$664	$500	$164	32.8%	$1,680	$1,439	$241	16.7%

Total segment operating contributions	41,147	35,764	5,383	15.1%	121,260	105,847	15,413	14.6%
As a % of total revenue	33.0%	31.9%	1.1%	3.3%	33.2%	31.9%	1.2%	3.9%

General and administrative (5)	$7,360	$8,400	$(1,040)	-12.4%	$20,716	$21,102	$(386)	-1.8%
Lease expense	15,014	15,100	(86)	-0.6%	45,969	44,793	1,176	2.6%
Depreciation and amortization	9,019	8,488	531	6.3%	27,063	21,948	5,115	23.3%
Amortization of leasehold costs	588	735	(147)	-20.0%	1,976	2,181	(205)	-9.4%
Loss (gain) on the sale of assets	121	48	73	NM	477	(63)	540	NM
Operating income	$9,045	$2,993	$6,052	202.2%	$25,059	$15,886	$9,173	57.7%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.
(2)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.
(3)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.
(4)
Occupancy data excludes one free-standing assisted living community we partially own through a joint venture for the three and nine months ended September 30, 2005. Occupancy data excludes two free-standing assisted living communities we partially owned through joint ventures for the three and nine months ended September 30, 2004. See Note 8 to the condensed consolidated financial statements. These joint ventures are not included in the consolidated free-standing assisted living segment results since we do not own a majority interest.

(5)	Includes $1.2 million of costs related to a refinancing transaction during the three months ended September 30, 2004.
NM	Not meaningful

Three Months Ended September 30, 2005 compared with the Three Months Ended September 30, 2004

Retirement Centers

Revenue - Retirement center revenues were $95.2 million for the three months ended September 30, 2005, compared to $86.5 million for the three months ended September 30, 2004, an increase of $8.7 million, or 10.1%, which was comprised of:

•
$1.3 million related to revenues from the February acquisition of the Galleria Woods. At September 30, 2005, 154 units or 74% of the community was occupied. We expect revenues to increase as we increase occupancy at this retirement center.

•
$7.5 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $2.7 million increase in therapy services). Rate increases include the mark-to-market effect from turnover of residents (reselling units at higher current selling rates), annual increases in monthly service fees from existing residents and the impact of increased Medicare reimbursement rates for skilled nursing and therapy services. We expect that selling rates to new residents will generally continue to increase during 2005 and 2006, absent an adverse change in market conditions.

•	$0.1 million from lost revenue at certain Texas communities during Hurricane Rita.

Community operating expenses - Retirement center community operating expenses were $63.5 million for the three months ended September 30, 2005, compared to $58.2 million for the three months ended September 30, 2004, an increase of $5.3 million, or 9.1%, which was comprised of:

•	$1.3 million related to operating expenses from the February acquisition of Galleria Woods.

•
$2.9 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $1.9 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$1.0 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

•	$0.1 million of increased labor, supplies and related costs associated with preparations at certain Texas communities for Hurricane Rita.

Segment operating contribution - Retirement center segment operating contribution was $31.8 million for the three months ended September 30, 2005, compared to $28.4 million for the three months ended September 30, 2004, an increase of $3.4 million, or 12.0%.

•	The operating contribution margin increased to 33.3% from 32.8% for the three months ended September 30, 2005 and 2004, respectively.

•
The operating contribution margin in 2005 reflected continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance related costs. These margin improvements were offset by the results of the Galleria Woods community, acquired in February 2005. We expect continued operating margin improvement for this community, as it increases its occupancy above its current 74% level.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $28.2 million for the three months ended September 30, 2005, compared to $24.6 million for the three months ended September 30, 2004, an increase of $3.6 million, or 14.8%, which was comprised of:

•
$1.8 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.7 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•
$1.8 million from increased occupancy. Total ending occupancy increased from 88% at September 30, 2004 to 91% at September 30, 2005, an increase of three percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•
These amounts exclude the revenue and occupancy for a free-standing assisted living community partially owned through unconsolidated joint ventures for the three months ended September 30, 2005 and for two free-standing assisted living communities partially owned through unconsolidated joint ventures at September 30, 2004. See Note 8 to the condensed consolidated financial statements.

Community operating expenses - Free-standing assisted living community operating expenses were $19.5 million for the three months ended September 30, 2005, compared to $17.7 million for the three months ended September 30, 2004, an increase of $1.8 million, or 10.3%, which was comprised of:

•
$1.1 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.3 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 91% level, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•	$0.6 million of other net cost increases such as marketing, utilities and other community overhead costs, as well as food costs and various other cost increases.

•	$0.1 million of increased labor, supplies and related costs associated with preparations at certain Texas communities for Hurricane Rita.

Segment operating contribution - Free-standing assisted living segment operating contribution was $8.7 million for the three months ended September 30, 2005, compared to $6.9 million for the three months ended September 30, 2004, an increase of $1.8 million, or 26.3%.

•	For the three months ended September 30, 2004 and 2005, the operating contribution margin increased from 28.1% to 30.9%, respectively, an increase of 2.8 percentage points.

•
The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 50% for the three months ended September 30, 2005 versus 85% for the three months ended September 30, 2004.

•
We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental segment operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.

Management services operating contribution was $0.7 and $0.5 million for the three months ended September 30, 2005 and 2004, respectively.

General and Administrative. General and administrative expense was $7.4 million for the three months ended September 30, 2005, compared to $8.4 million for the three months ended September 30, 2004, a decrease of $1.0 million, or 12.4%.

•	This decrease is primarily attributable to administrative costs incurred during the three months ended September 30, 2004 associated with a sale-leaseback transaction.

•	General and administrative expense as a percentage of total consolidated revenues was 5.9% and 7.5% for the three months ended September 30, 2005 and 2004, respectively.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.4% and 6.7% for the three months ended September 30, 2005 and 2004, respectively, calculated as follows:

	Three Months Ended September 30,
	2005	2004
Total consolidated revenues	$124,749	$112,049
Revenues of unconsolidated managed communities	13,205	13,227
Less management fees	664	500
Total combined revenue	$137,290	$124,776

Total general and administrative expense	$7,360	$8,400

General and administrative expense as a % of total consolidated revenues	5.9%	7.5%
General and administrative expense as a % of total combined revenue	5.4%	6.7%

Lease Expense. Lease expense was $15.0 million for the three months ended September 30, 2005, compared to $15.1 million for the three months ended September 30, 2004, a decrease of $0.1 million, or 0.6%.

•
As a result of the December 31, 2004 expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). Lease expense for the three months ended September 30, 2005 increased $0.4 million related to these two free-standing assisted living communities compared to the prior year period.

•
Lease expense for the three months ended September 30, 2005 increased $0.2 million as a result of certain rent increases, which was offset by a decrease of $0.7 million as a result of the acquisition of the real assets of a retirement center in July 2005 and an assisted living community in February 2005 that were previously operated pursuant to operating leases.

•
Net lease expense for the three months ended September 30, 2005 was $15.0 million, which includes current lease payments of $16.9 million, plus straight-line accruals for future lease escalators of $1.1 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million.

•	As of September 30, 2005, we had operating leases for 33 of our communities, including 18 retirement centers and 15 free-standing assisted living communities.

Depreciation and Amortization. Depreciation and amortization expense was $9.0 million for the three months ended September 30, 2005, compared to $8.5 million for the three months ended September 30, 2004, an increase of $0.5 million, or 6.3%.

•
Approximately $0.3 million of the increase was related to the July 2005 acquisition of the real assets of a retirement center and the February 2005 acquisitions of a retirement center and the real assets of one free-standing assisted living community. The retirement center and free-standing assisted living community were previously operated pursuant to operating leases. The remainder of the increase was primarily attributable to ongoing development and expansion capital spending.

•
As a result of the December 31, 2004 expiration of contingent earnouts for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). This change in lease accounting treatment resulted in a $0.1 million decrease in depreciation expense.

•
Depreciation and amortization expense for the three months ended September 30, 2005 was $9.0 million and is expected to remain at approximately that amount in the near term, absent any subsequent refinancing or transactional activity.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $0.6 million for the three months ended September 30, 2005, compared to $0.7 million for the three months ended September 30, 2004, a decrease of $0.1 million. This decrease relates to the acquisitions of the real assets of a retirement center in July 2005 and a free standing assisted living community in February 2005. These communities were previously operated pursuant to operating leases.

Loss on Disposal or Sale of Assets. Loss on disposal or sale of assets was $0.1 million for the three months ended September 30, 2005, compared to a loss of $48,000 for the three months ended September 30, 2004. The 2005 loss was related to fixed asset disposals at certain communities.

Interest Expense. Interest expense was $4.2 million for the three months ended September 30, 2005, compared to $8.4 million for the three months ended September 30, 2004, a decrease of $4.2 million, or 50.0%. This decrease was primarily the result of:

•
The sale-leaseback transactions completed in July 2004, in which we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the three months ended September 30, 2005 interest expense compared to the three months ended September 30, 2004 interest expense by approximately $3.7 million.

•
The public equity offering completed in January 2005, as a result of which we repaid $17.2 million of our 9.625% fixed interest only mortgage notes, issued in 2001, due October 1, 2008. These payments were made from the proceeds of the offering. These transactions decreased the three months ended September 30, 2005 interest expense compared to the three months ended September 30, 2004 interest expense by approximately $0.4 million.

•
The expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities. These leases are presently accounted for as operating leases (versus lease financing obligation treatment for these leases for periods prior to December 31, 2004). We will continue to evaluate our other lease earnouts in light of our cash needs, the cost and terms of alternative financing, and may consider extending earnout terms in certain cases. Interest expense for the three months ended September 30, 2005 decreased $0.4 million related to these two free-standing assisted living communities.

•
The decrease in interest expense was partially offset by a $0.5 million increase in interest expense related to debt associated with certain real asset acquisitions for the three months ended September 30, 2005.

•
Interest expense is expected to approximate a quarterly amount of $4.3 million, before the impact of any increase in the interest rates of our variable rate debt or other refinancing or transactional activity.

Interest Income. Interest income was $1.6 million for the three months ended September 30, 2005, compared to $0.7 million for the three months ended September 30, 2004. Interest income will vary from these amounts in the future based on continued reductions in required cash balances, as well as changes in interest rates. See Note 8 to the condensed consolidated financial statements.

Income Taxes. Income tax expense was $2.2 million for the three months ended September 30, 2005, compared to $2.5 million for the three months ended September 30, 2004. Our effective tax rate was approximately 32% for the three months ended September 30, 2005.

Minority Interest in (Earnings) Losses of Consolidated Subsidiaries, Net of Tax. Minority interest in (earnings) losses of consolidated subsidiaries, net of tax, was ($0.5 million) and $0.3 million for the three months ended September 30, 2005 and 2004, respectively. This increase was primarily attributable to the buyout of the minority interest in two of our retirement center communities coupled with reduced management fees at a retirement center community we manage and consolidate.

Net Income. We experienced net income of $4.1 million or $0.13 earnings per basic and diluted share, for the three months ended September 30, 2005, compared to a net loss of $6.7 million, or $0.27 loss per basic and diluted share, for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004

Retirement Centers

Revenue - Retirement center revenues were $280.5 million for the nine months ended September 30, 2005, compared to $257.4 million for the nine months ended September 30, 2004, an increase of $23.1 million, or 9.0%, which was comprised of:

•
$3.2 million related to revenues from the February acquisition of Galleria Woods. At September 30, 2005, 154 units or 74% of the community was occupied. We expect to increase occupancy at this retirement center.

•
$18.9 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $7.6 million increase in therapy services). Rate increases include the mark-to-market effect from turnover of residents (reselling units at higher current selling rates), annual increases in monthly service fees from existing residents and the impact of increased Medicare reimbursement rates for skilled nursing and therapy services. We expect that selling rates to new residents will generally continue to increase during the remainder of 2005 and 2006, absent an adverse change in market conditions.

•
$1.0 million from other increases in occupancy. Occupancy of the retirement center segment at September 30, 2005 was 95%. Any occupancy gains above this level should produce significant incremental operating contributions. We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels for our retirement centers.

Community operating expenses - Retirement center community operating expenses were $186.2 million for the nine months ended September 30, 2005, compared to $171.5 million for the nine months ended September 30, 2004, an increase of $14.7 million, or 8.6%, which was comprised of:

•	$3.4 million related to operating expenses from the February acquisition of Galleria Woods.

•
$10.1 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $6.3 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$1.2 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Segment operating contribution - Retirement center operating contribution was $94.3 million for the nine months ended September 30, 2005, compared to $85.9 million for the nine months ended September 30, 2004, an increase of $8.4 million, or 9.8%.

•	The operating contribution margin increased slightly to 33.6% from 33.4% for the nine months ended September 30, 2005 and 2004, respectively.

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

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $81.2 million for the nine months ended September 30, 2005, compared to $70.8 million for the nine months ended September 30, 2004, an increase of $10.5 million, or 14.8%, which was comprised of:

•
$4.2 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $2.1 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•
$6.3 million from increased occupancy. Total occupancy increased from 88% at September 30, 2004 to 91% at September 30, 2005, an increase of 3 percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•
These amounts exclude the revenue and occupancy for a free-standing assisted living community partially owned through an unconsolidated joint venture for the three months ended September 30, 2005 and for two free-standing assisted living communities partially owned through unconsolidated joint ventures for the nine months ended September 30, 2004. See Note 8 to the condensed consolidated financial statements.

Community operating expenses - Free-standing assisted living community operating expenses were $55.9 million for the nine months ended September 30, 2005, compared to $52.2 million for the nine months ended September 30, 2004, an increase of $3.7 million, or 7.1%, which was comprised of:

•
$2.6 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $1.1 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 91%, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•
$1.1 million of other net cost increases. This includes increased community overhead costs, such as marketing and utilities, as well as food costs, property tax expenses and various other cost increases, net of certain property tax savings.

Segment operating contribution - Free-standing assisted living segment operating contribution was $25.3 million for the nine months ended September 30, 2005, compared to $18.5 million for the nine months ended September 30, 2004, an increase of $6.8 million, or 36.6%.

•	For the nine months ended September 30, 2004 and 2005, the operating contribution margin increased from 26.2% to 31.1%, an increase of 4.9 percentage points.

•
The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 65% for the nine months ended September 30, 2005 versus 79% for the nine months ended September 30, 2004.

•
We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of revenue increase) for this segment.

Management Services. Management services revenues and operating contribution were $1.7 million for the nine months ended September 30, 2005, compared to $1.4 million for the nine months ended September 30, 2004, an increase of $0.2 million, or 16.7%.

General and Administrative. General and administrative expense was $20.7 million for the nine months ended September 30, 2005, compared to $21.1 million for the nine months ended September 30, 2004.

•	General and administrative expense as a percentage of total consolidated revenues was 5.7% and 6.4% for the nine months ended September 30, 2005 and 2004, respectively.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.1% and 5.7% for the nine months ended September 30, 2005 and 2004, respectively, calculated as follows:

	Nine Months Ended September 30,
	2005	2004
Total consolidated revenues	$365,439	$331,341
Revenues of unconsolidated managed communities	40,354	38,981
Less management fees	1,680	1,439
Total combined revenue	$404,113	$368,883

Total general and administrative expense	$20,716	$21,102

General and administrative expense as a % of total consolidated revenues	5.7%	6.4%
General and administrative expense as a % of total combined revenue	5.1%	5.7%

Lease Expense. Lease expense was $46.0 million for the nine months ended September 30, 2005, compared to $44.8 million for the nine months ended September 30, 2004, an increase of $1.2 million, or 2.6%.

•
As a result of a sale-leaseback transaction completed in July 2004, a retirement center is currently operated pursuant to an operating lease (previously owned). Lease expense increased $1.6 million as a result of this transaction. This increase was offset by approximately $0.9 million of increased amortization of deferred gain on sale and $1.1 million in reduced lease expense associated with the February acquisition of the real assets of one free-standing assisted living community and the July acquisition of the real assets of a retirement center. These communities were previously operated pursuant to operating leases.

•
As a result of the expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). Lease expense for the nine months ended September 30, 2005 increased $1.5 million related to these two free-standing assisted living communities.

•	Lease expense for the nine months ended September 30, 2005 increased $0.1 million as a result of certain rent increases.

•
Net lease expense for the nine months ended September 30, 2005 was $46.0 million, which includes current lease payments of $51.0 million, plus straight-line accruals for future lease escalators of $3.9 million, net of the amortization of the deferred gain from prior sale-leasebacks of $8.9 million.

•	As of September 30, 2005, we had operating leases for 33 of our communities, including 18 retirement centers and 15 free-standing assisted living communities.

Depreciation and Amortization. Depreciation and amortization expense was $27.1 million for the nine months ended September 30, 2005, compared to $21.9 million for the nine months ended September 30, 2004, an increase of $5.1 million, or 23.3%.

•
Approximately $3.7 million of the increase was related to the July 2004 transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and one free-standing assisted living community.

•
As a result of the July 2005 acquisition of the real assets of a retirement center and the February 2005 acquisitions of Galleria Woods and the real assets of one free-standing assisted living community, depreciation increased $0.7 million. The retirement center and free-standing assisted living community were previously operated pursuant to operating leases. These increases were partially offset as a result of the expiration of contingent earnouts for two free-standing assisted living communities, which were previously accounted for as lease financings. This resulted in a $0.3 million decrease in depreciation expense. The remainder of the increase was primarily attributable to ongoing development and expansion capital spending.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $2.0 million for the nine months ended September 30, 2005, compared to $2.2 million for the nine months ended September 30, 2004. This decrease primarily relates to the acquisitions of the real assets of a retirement center in July 2005 and a free standing assisted living community in February 2005. These communities were previously operated pursuant to operating leases.

Loss (Gain) on Disposal or Sale of Assets. Loss on disposal or sale of assets was $0.5 million for the nine months ended September 30, 2005, compared to a $0.1 million gain for the nine months ended September 30, 2004. This loss was related to fixed asset disposals at certain communities.

Interest Expense. Interest expense was $11.7 million for the nine months ended September 30, 2005, compared to $27.0 million for the nine months ended September 30, 2004, a decrease of $15.3 million, or 56.7%. This decrease was primarily the result of:

•
The sale-leaseback transactions completed in July 2004, in which we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the nine months ended September 30, 2005 interest expense compared to the nine months ended September 30, 2004 interest expense by approximately $13.5 million.

•
The December 31, 2004 expiration of contingent earnouts included in lease agreements for two free-standing assisted living communities. These leases are presently accounted for as operating leases (versus lease financing obligation treatment for these leases for periods prior to December 31, 2004). Interest expense for the nine months ended September 30, 2005 decreased $1.0 million related to these two free-standing assisted living communities.

•
The public equity offering completed in January 2005, as a result of which we repaid $17.2 million of our 9.625% fixed interest only mortgage notes, issued in 2001, due October 1, 2008. In addition, during January 2005, we repaid a $5.7 million, 9% fixed interest mortgage note, issued in July 2004, due July 2006. These payments were made from the proceeds of the offering. These transactions decreased the nine months ended September 30, 2005 interest expense compared to the nine months ended September 30, 2004 interest expense by approximately $1.1 million.

•
The redemption of $4.5 million in principal amount of our Series B Notes on April 30, 2004. This transaction decreased the nine months ended September 30, 2005 interest expense compared to the nine months ended September 30, 2004 interest expense by approximately $0.2 million.

•
The decrease in interest expense was partially offset by a $0.5 million increase in interest expense related to debt associated with certain real asset acquisitions for the nine months ended September 30, 2005.

Interest Income. Interest income was $3.2 million for the nine months ended September 30, 2005, compared to $2.0 million for the nine months ended September 30, 2004. Interest income will vary from these amounts in the future based on continued reductions in required cash balances, as well as changes in interest rates.

Income Taxes. Income tax expense was a benefit of $49.9 million for the nine months ended September 30, 2005, compared to an expense of $2.7 million for the nine months ended September 30, 2004. As a result of our reported losses and other factors, we had previously established a valuation allowance against certain deferred tax assets. As a result of our improved net income and other factors, we have concluded that we now meet the “more likely than not” recoverability criteria necessary to recognize the benefit of certain deferred tax assets. Accordingly, we have reduced our valuation allowance against deferred assets by approximately $55.7 million during the nine months ended September 30, 2005, resulting in a significant tax benefit in the period, and a corresponding increase to net income and shareholders’ equity.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.2 million and $1.6 million for the nine months ended September 30, 2005 and 2004, respectively. This reduction in minority interest was primarily attributable to the July 2004 sale-leaseback transaction in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those communities), partially offset by improved operating performance at Freedom Square.

Net Income. We experienced net income of $65.7 million (including the $55.7 million impact of the reduction of our tax valuation allowance), or $2.18 earnings per basic and $2.06 earnings per diluted share, for the nine months ended September 30, 2005, compared to a net loss of $13.4 million, or $0.57 loss per basic and diluted share, for the nine months ended September 30, 2004.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, lease and tax obligations during the next twelve months.

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, certain proceeds from the sale of entrance fees, and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with approximately 16% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due upon termination of entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We have substantial payment commitments on our outstanding debt, capital leases and lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
We have long term debt of $135.7 million and capital lease and lease financing obligations of $187.1 million, for total debt of $322.8 million at September 30, 2005. We also guaranty $18.1 million of third party senior debt in connection with a retirement center and a free-standing assisted living community that we operate.

•
Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $135.7 million, including $7.5 million due during the twelve months ending September 30, 2006. We intend to pay these amounts as they come due primarily from cash provided by operations.

•
As of September 30, 2005, we lease 43 of our communities (33 operating leases and 10 leases accounted for as lease financing obligations). As a result, we have significant lease payments. Our capital lease and lease financing obligations include payments of $17.1 million that are due in the twelve months ending September 30, 2006. During the twelve months ending September 30, 2006, we are also obligated to make minimum rental payments of approximately $67.2 million under long-term operating leases. We intend to pay these capital lease, lease financing obligations and operating lease obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

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

As of September 30, 2005, we had approximately $34.0 million in unrestricted cash and cash equivalents and $30.0 million in restricted cash. For the nine months ended September 30, 2005, the Company’s cash provided by operations was $43.1 million. At September 30, 2005, we had $95.8 million of negative working capital, which includes the classification of $119.5 million of entrance fees and $5.3 million in tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $21.9 million of cash for the nine months ended September 30, 2005.

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $49.9 million.

We plan to add additional units to our portfolio, primarily through the expansion of our existing retirement center communities. We currently have expansion projects in various stages of development relating to our communities. Several of these have recently begun construction or are expected to begin construction during the next twelve months, and would increase our unit capacity over the next several years (beginning in 2006). These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

We may also, from time to time, selectively pursue the development and construction of new senior living communities and potential future acquisitions of senior living communities and businesses engaged in activities that are similar or complementary to our business. Such transactions, if significant, would generally require us to provide a portion of the funding and to arrange separate lease, mortgage or other financing for the remaining cost. Certain development projects may be structured as joint ventures with other third party capital partners.

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2005, since 77.2% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

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

Cash Flow, Investing and Financing Activity

During the nine months ended September 30, 2005, we experienced a positive net cash flow of $5.5 million. Net cash provided by operating activities was $43.1 million, net cash used by investing activities was $33.9 million and net cash used by financing activities was $3.7 million. Our unrestricted cash balance was $34.0 million as of September 30, 2005, as compared to $28.5 million as of December 31, 2004. Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from our January public offering, while cash was used primarily for acquisitions and related investment, debt service and lease obligations, debt repayments, capital expenditures, taxes and working capital.

Net cash provided by operating activities increased from $34.6 million for the nine months ended September 30, 2004 to $43.1 million for the three months ended September 30, 2005, an improvement of $8.5 million, primarily as a result of improved operational results, a reduction in interest paid associated with the repayment of various debt instruments, and increased net cash from deferred entrance fee sales.

Net cash provided by entrance fee sales, net of refunds, decreased $3.5 million for the nine months ended September 30, 2005 as compared to September 30, 2004, as follows:

	Nine Months Ended
	September 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Proceeds from entrance fee sales - deferred income	$26,463	$24,906

Cash flows from financing activities:
Proceeds from entrance fee sales - refundable portion	$11,324	$10,152
Refunds of entrance fee terminations	(15,935)	(9,753)

Net cash provided by entrance fee sales	$21,852	$25,305

We are focused on maintaining strong entrance fee sales for the remainder of 2005. Excluding the February 2005 acquisition of Galleria Woods, our existing entrance fee communities’ independent living units average 98% occupancy, and additional growth of entrance fee sales at these communities may become a function of the available inventory of vacant units.

We routinely make capital expenditures to maintain or enhance communities under our control. Our maintenance capital spending is primarily for refurbishing apartments and maintaining the quality of our communities. Capital spending for the nine months ended September 30, 2005 was $44.3 million, including $16.7 million of maintenance capital spending, $20.5 million related to acquisitions of communities and real property and $7.1 million of capital expenditures related to development and expansion activities. Our expected fiscal 2005 maintenance capital spending is approximately $22 million. In addition, capital spending on expansion and development activities is expected to increase over the next twelve months.

Net cash used by financing activities was $3.7 million compared with a $6.7 million use for the nine months ended September 30, 2005 and September 30, 2004, respectively. During the nine months ended September 30, 2005, we received proceeds of $49.9 million from the January 26, 2005 public offering of 5,175,000 shares of our common stock. Furthermore, we repaid $58.4 million on various mortgage notes and made distributions to minority interest holders of $3.2 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $0.8 million during the nine months ended September 30, 2005.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of September 30, 2005 (amounts in thousands):

	Payments Due by Twelve Months Ended September 30,
	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations	$135,671	$7,458	$16,164	$18,225	$3,112	$24,907	$65,805
Capital lease and lease financing obligations	187,090	17,081	17,504	18,280	19,092	16,901	98,232
Operating lease obligations	707,143	67,159	68,251	67,471	67,983	68,928	367,351
Refundable entrance fee obligations(1)	83,676	9,204	9,204	9,204	9,204	9,204	37,656
Total contractual obligations	1,113,580	100,902	111,123	113,180	99,391	119,940	569,044
Interest income on
notes receivable(2)	(23,101)	(1,086)	(1,060)	(1,051)	(1,036)	(1,022)	(17,846)
Contractual obligations, net	$1,090,479	$99,816	$110,063	$112,129	$98,355	$118,918	$551,198

	Amount of Commitment Expiration Per Period
	Total	2006	2007	2008	2009	2010	Thereafter
Guaranties(3)	$18,094	$518	$8,565	$390	$423	$458	$7,740
Construction commitments	53,350	42,815	10,535	-	-	-	-
Total commercial commitments	$71,444	$43,333	$19,100	$390	$423	$458	$7,740

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

Risks Associated with Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of us or our management including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our expectations regarding the “mark-to-market” effect of resident turnover and the incremental operating margin from increasing occupancy at our free-standing assisted living communities; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease financing obligations; the projections of revenue, income or loss, capital expenditures, interest rates and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that we have generated losses prior to the fourth quarter of 2004, (ii) the risks associated with our financial condition and the fact that we are highly leveraged, (iii) the risk that we will be unable to improve operating results at our free-standing assisted living communities, sell our entrance fee units or increase our cash flow or generate expected levels of cash, (iv) the risk that alternative or replacement financing sources will not be available to us, (v) the risks associated with market conditions for the senior living industry, (vi) the risk that we will be unable to obtain liability insurance in the future or that the costs associated with such insurance or related losses (including the costs of deductibles) will be prohibitive, (vii) the likelihood of further and tighter governmental regulation, (viii) the risks and uncertainties associated with complying with new and evolving standards of corporate governance and regulatory requirements, as well as the costs and management time associated with these activities, (ix) the risk of adverse changes in governmental reimbursement programs, including caps on certain therapy service reimbursements, (x) the risk of rising interest rates, (xi) the risk that we will be unable to successfully integrate acquired communities and new managed communities into our operations, and (xii) the risks and uncertainties set forth under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 and our other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not income or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair market value of the debt, but do affect future income and cash flows. We generally cannot prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. We have $73.6 million of variable rate debt at September 30, 2005. However, $35.1 million of the variable rate debt agreements contain interest rate floors which allow market interest rates to fluctuate without necessarily changing our interest rate. Therefore, a one percentage point increase in the market interest rate would result in an increase in interest expense for the coming year of approximately $0.4 million plus $0.3 million interest for variable rate debt not subject to rate floors. A one percentage point decrease in the market interest rate would result in a decrease in interest expense for the coming year of approximately $0.3 million plus $0.4 million for variable rate debt not subject to rate floors.

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage our exposure to fluctuations in interest rates. The swap involves the receipt of a fixed rate interest payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Under the agreement, we receive a fixed rate of 6.87% on the $33.1 million of debt and pay a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2005, since 77.2% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	Loan Agreement dated as of September 22, 2005, between GMAC Commercial Mortgage Bank, a Utah industrial bank and ARC Lakeway, L.P., a Tennessee limited partnership.

10.2	Promissory Note dated September 22, 2005, executed by ARC Lakeway, L.P., a Tennessee limited partnership, in favor of GMAC Commercial Mortgage Bank, a Utah industrial bank.
10.3	Form of Performance-Based Restricted Stock Agreement.
31.1	Certification of W.E. Sheriff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of W.E. Sheriff, Chief Executive Officer of American Retirement Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AMERICAN RETIREMENT CORPORATION

Date: November 4, 2005	By:	/s/ Bryan D. Richardson
Bryan D. Richardson
Executive Vice President - Finance and
Chief Financial Officer (Principal Financial
and Accounting Officer)