Form 10-K
period 2005-12-31
AMERICAN RETIREMENT CORP
filed 2006-02-27
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

___X___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NYSE
Series A Preferred Stock Purchase Rights	NYSE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of
1933. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Large accelerated filer ☐ Accelerated filer ☑ Non-Accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $360.7 million. The market value calculation was determined using a per share price of $14.62, the price at which the common stock was last sold on the New York Stock Exchange on such date. For purposes of this calculation, shares held by non-affiliates excludes only those shares beneficially owned by officers, directors, and shareholders owning 10% or more of the outstanding common stock (and, in each case, their immediate family members and affiliates).

The number of shares of the Registrant’s common stock, $.01 par value per share, outstanding as of February 22, 2006, was 35,270,969.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on May 17, 2006 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I
Item 1. Business

The Company

American Retirement Corporation is one of the largest operators of senior living communities in the United States. We are a senior living and health care services provider offering a broad range of care and services to seniors, including independent living, assisted living, skilled nursing and therapy services. The senior living industry is a growing and highly fragmented industry. We believe we are one of the few national operators providing a range of service offerings and price levels across multiple communities. We also offer a broad array of ancillary services, primarily through our Innovative Senior Care programs, which provide therapy, home health and other wellness services to our residents and to residents of other senior living communities. At December 31, 2005, we operated 76 senior living communities in 19 states, with an aggregate unit capacity of approximately 14,300 units and resident capacity of approximately 15,950. At December 31, 2005, we owned 26 communities (including 9 partially owned through joint ventures), leased 43 communities, and managed seven communities. Our revenues for the year ended December 31, 2005 were $495.0 million, of which approximately 83% was from private pay sources, 15% from Medicare and 2% from Medicaid.

We operate independent living communities, continuing care retirement communities, and free-standing assisted living communities primarily in large population centers. We have also developed specialized care programs for residents with Alzheimer's and other forms of dementia, and provide therapy services to many of our residents. We were established in 1978 and our operating philosophy was inspired by the vision of our founders, Dr. Thomas F. Frist, Sr. and Jack C. Massey, to enhance the lives of seniors by striving to provide the highest quality of care and services in well-operated communities designed to improve and protect the quality of life, independence, personal freedom, privacy, spirit, and dignity of our residents.

Recent Developments

Secondary Equity Offering

On January 24, 2006, we completed a public offering of 3,450,000 shares of our common stock, including the underwriter’s over-allotment of 450,000 shares. The shares were priced at $26.60. The net proceeds of the offering, after deducting underwriting discounts and commissions and expenses, were approximately $89.8 million. The proceeds from this offering were used to repay approximately $29.0 million of debt. The balance of the proceeds will be used to fund possible future acquisitions, to fund expansion activity, and for general corporate purposes, including working capital.

Acquisition of Independent Living Communities

On February 8, 2006, we announced that a joint venture in which we have an ownership interest had entered into a definitive asset purchase agreement with affiliates of Cypress Senior Living, Inc. to acquire four senior living communities located in two states for an aggregate purchase price of $146.3 million, subject to customary closing adjustments and transaction expenses. The communities have a capacity of 896 independent living units and are located in Arlington, Dallas and Ft. Worth, Texas and Leawood, Kansas.

The acquisition will be accomplished through two joint ventures, which will be owned 20% by us and 80% by an institutional real estate investor. The joint venture has obtained a firm commitment from Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., to provide approximately $95.5 million of senior debt financing. The remainder of the purchase price will be funded by proportional capital contributions from the members of the joint venture entities. We will manage the portfolio pursuant to a long-term management agreement.

Operating Segments

We operate in three distinct business segments: retirement centers, free-standing assisted living communities, and management services.

Retirement Centers. We operate large continuing care retirement centers and independent living communities which we refer to as retirement centers, that provide a continuum of services, including independent living, assisted living, Alzheimer’s, memory enhancement and dementia programs and skilled nursing care. Our retirement centers include rental communities and entrance fee communities. We also offer a broad array of ancillary services, primarily through our Innovative Senior Care programs, which provide therapy and other wellness services to our residents and to residents of other senior living communities. Our retirement centers are large, often campus style or high-rise settings, with an average unit capacity of 311 units. These communities generally maintain high and consistent occupancy levels, many with waiting lists of prospective residents. Our retirement centers are the largest segment of our business and comprise 29 of the 76 communities that we operate, with unit capacity of approximately 9,000, representing approximately 63% of the total unit capacity of our communities. At December 31, 2005 and 2004, our retirement centers had an occupancy rate of 96%.

Free-standing Assisted Living Communities. Our free-standing assisted living communities provide specialized assisted living care to residents in a comfortable residential atmosphere. Most of the free-standing assisted living communities provide specialized care such as Alzheimer’s, memory enhancement and other dementia programs. These communities are designed to provide care in a home-like setting, which we believe residents prefer as opposed to the more clinical or institutional settings offered by some other providers. We provide personalized care plans for each resident, activity programs, and through our Innovative Senior Care programs, extensive wellness programs and therapy services. Our free-standing assisted living communities are much smaller than our retirement centers and had an average unit capacity of 94 units. As of December 31, 2005, we operated 41 free-standing assisted living communities, with unit capacity of approximately 3,800, representing approximately 27% of the total unit capacity of our communities. Twenty-seven of these free-standing assisted living communities had occupancy rates of 90% or better at December 31, 2005. Excluding nine communities partially owned through non-consolidated joint ventures, the 32 free-standing assisted living communities included in this segment had occupancy rates of 91% and 89% at December 31, 2005 and 2004, respectively.

Management Services. Our management services segment includes six large retirement centers owned by others and operated by us under multi-year management agreements. Under our management agreements for these six communities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. Two of these communities are retirement center cooperatives that are owned by their residents, and three others are owned by not-for-profit sponsors. The remaining managed retirement center is owned by an unaffiliated third party. These six communities have approximately 1,400 units, representing approximately 10% of the total unit capacity of our communities as of December 31, 2005.

We also operate a seventh retirement center, Freedom Square, under a long-term management agreement. In accordance with applicable accounting rules, the operating results of Freedom Square are included in the consolidated results of our retirement center segment.

We also manage nine free-standing assisted living communities in which we have a non-controlling minority ownership interest. Eight of these were acquired during November 2005 from the Epoch Senior Living group.

Operating results from these three business segments are discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to our consolidated financial statements.

Care and Services Programs

We provide a wide array of senior living and health care services at our communities, including independent living, assisted living and memory enhanced services (with special programs and living units for residents with Alzheimer's and other forms of dementia) and skilled nursing services. We also provide a broad array of ancillary services through our Innovative Senior Care program, including therapy services and other wellness programs. By offering a variety of services and involving the active participation of the resident, resident's family and medical consultants, we are able to customize our service plans to meet the specific needs and desires of each resident. As a result, we believe that we are able to maximize resident satisfaction and avoid the high cost of delivering all services to every resident without regard to need, preference, or choice.

Independent Living Services

We provide independent living services to seniors who do not yet need assistance or support with activities, but who prefer the physical and psychological comfort of a residential community for seniors that offers health care and other services. The independent living services we provide include daily meals and dining programs, transportation, social and recreational activities, laundry, housekeeping, security, and health care monitoring. We employ health care professionals to foster the wellness of our independent living residents by offering health screenings, ongoing dietary, exercise and fitness classes, and chronic disease management (such as diabetes with blood glucose monitoring). Subject to applicable government regulation, personal care and medical services are available to independent living residents. Our residency agreements with our independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice), although most residents remain for many years. The agreements generally provide for increases in billing rates each year (subject to specified ceilings at certain communities). Residents are also billed monthly for ancillary services utilized over and above those included in their recurring monthly service fees. These revenues are generally paid from private pay sources and are recognized monthly when the services are provided.

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

We maintain programs and special “Arbors” units at most of our assisted living communities for residents with Alzheimer's and other forms of dementia. These programs provide the attention, care, and services to help those residents maintain a higher quality of life. Specialized services include assistance with activities of daily living, behavior management, and a lifeskills-based activity program, the goal being to provide a normalized environment that supports residents' remaining functional abilities. These special units are located in a separate area of the communities and have their own dining and lounge facilities, and specially trained staff.

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

Innovative Senior Care (Therapy Services)

We currently provide a range of education, wellness, and therapy services to our independent living, assisted living, and skilled nursing residents as part of our Innovative Senior Care programs, including our Care3 and Optimum Life service offerings. These programs are focused on wellness and physical fitness to allow residents to maintain maximum independence. These services provide many continuing education opportunities for residents and their families through health fairs, seminars, and other consultative interactions. The therapy services we provide include physical, occupational, speech and other specialized therapy services. In addition to providing these in-house therapy and wellness services at our communities, we also provide these services to other senior living communities that we do not own or operate. These services may be reimbursed under the Medicare program or paid directly by residents from private pay sources and revenues are recognized as services are provided.

Managed Communities

Our management agreements with third-parties have typical terms of three to twenty years and require us to provide a wide range of services. We may be responsible for providing all associates, and all marketing and operations services at the community. In other agreements, we may provide management personnel only, and more limited services including assistance with marketing, finance and other operations. In each case, the costs of owning and operating the community are the responsibility of the owner. In most cases, we receive a monthly fee for our services based either on a contractually fixed amount or a percentage of revenues or income. Our existing management agreements, many of which contain extension options, expire at various times through August 2020, but certain agreements may be canceled by the owner of the community, without cause, on three to six months written notice.

Entrance Fee Agreements

Seven of our retirement centers (three owned, three leased and one managed) are continuing care retirement centers that provide housing and health care services through entrance fee agreements with residents. These seven entrance fee communities are included in the consolidated results of our retirement centers. In addition, we manage three other retirement centers utilizing entrance fee agreements, but we do not receive the economic benefits of the entrance fee sales for these communities.

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

In addition to their initial entrance fee, residents under all of our entrance fee agreements also pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Since we receive entrance fees upon initial occupancy, the monthly fees are generally less than fees at a comparable rental community. Residents may also elect to obtain additional ancillary services, which are billed on a monthly basis or as the services are provided. We recognize these additional fees as revenue on a monthly basis when these services are provided.

We generally categorize our entrance fee agreements as either traditional plans or “partner” plans, each of which are accounted for differently.

Traditional Plans - These agreements generally include limited lifecare benefits (healthcare discount) which are typically: (a) a certain number of free days in the community’s skilled nursing center during the resident’s lifetime; (b) a discounted rate for skilled nursing or assisted living services; or (c) a combination of the two. We offer a range of these types of contracts, including contracts with more limited healthcare discounts (and therefore generally higher percentage refunds at termination), and contracts with larger healthcare discounts (and therefore generally lower percentage refunds at termination).

Under our traditional plans, a portion of the entrance fee is generally refundable to the resident or the resident’s estate upon termination of the entrance fee contract, with the refund being payable a specified number of days after contract termination. These agreements contain provisions reducing the percentage of the original entrance fee that is refundable to the resident over time. In a relatively short period of time (generally two to four years), the contractually refundable portion of the entrance fee is reduced from the original amount paid by the resident, down to the fixed minimum percentage stated in the agreement (which can range from zero to 100% of the total fee paid by the resident). For accounting purposes, we classify the fixed refundable portion of the entrance fee, which will be refundable regardless of when the contract terminates, as “refundable portion of entrance fees” on our balance sheet. The remaining portion of the entrance fee is recorded as “deferred entrance fee income” on our balance sheet and is amortized into our revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections.

The average length of stay of our entrance fee residents is ten to twelve years. Our experience shows that residents typically move in and spend the remainder of their lifespan at our entrance fee communities, with voluntary terminations by residents at de minimis levels (less than 3% per year). Our experience also shows that refunds due to prior residents or their estates are typically offset (with a substantial excess cushion) by resale of the vacant apartments to a subsequent residents.

Since termination of a resident’s agreement can result under many contracts in a refund being due in less than one year, the refundable portion of these entrance fees (equal to the stated fixed minimum refund percentage) is recorded on our balance sheet as a current liability, although we do not believe that payment of these liabilities will typically require use of our current cash balances, but instead will be offset by the proceeds of future entrance fee sales. The deferred entrance fee income is generally classified as a long-term liability on our balance sheet, with a portion shown as a current liability during the early years of a resident’s agreement (until the contractual provisions of the agreement reduce the potential refund to the fixed minimum percentage stated in the agreement).

Partner Plans - At certain of our entrance fee communities, we maintain an entrance fee program known as the “partner plan” which allows the resident to participate in the appreciation in the value of the resident’s unit. Under our partner plans, the entrance fee is refundable to the resident or the resident’s estate only upon the sale of the unit to a succeeding resident unless otherwise required by applicable state law. Typically, partner plan residents receive priority access to assisted living and skilled nursing services, but no discounted or other lifecare benefits. The resident shares in a specified percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident. The entire entrance fee under a partner plan is recorded as deferred entrance fee income and is amortized into revenue using the straight-line method over the remaining life of the building. The deferred entrance fee income for partner plans is shown as a long-term liability on our balance sheet.

Business Operations

Management Structure

Each of our retirement centers is managed by an executive director, with various department heads responsible for functional areas such as assisted living, activities, dining services, maintenance, human resources and finance. Within the retirement centers, healthcare professionals manage the assisted living and memory enhanced programs, as well as wellness and other programs. For those communities with health centers providing skilled nursing services, licensed professionals also manage those services and direct the nursing staff.

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

The retirement centers and free-standing assisted living communities report to regional operations vice presidents. These regional vice presidents and their staff regularly visit the communities, providing inspection of the communities, staff development and training, financial and program reviews, regulatory and compliance support, and quality assurance reviews.

Our home office provides central support to the communities in various areas, including information technology, human resources, training, accounting, finance, internal audit, insurance and risk management, legal, development, sales and marketing, dining services, therapy services, operations and program support, and national purchasing programs. Home office staff also provides support for budgeting, financial analysis and strategic planning. In addition, quality assurance and risk management staff review and monitor key safety and quality measurements, train community staff, and visit communities regularly for regulatory and other compliance programs. Human resource programs are developed for staff training and retention in the communities, and are implemented by the home office and regional staff.

Our belief is that, through our regional and home office staff and because of our scale, we are able to provide strong support in each functional area on a cost effective basis, which provides an advantage over many other smaller or local competitors. In addition, by providing daily administrative support to our free-standing assisted living communities we believe that our community staff is able to stay focused on resident care and provide a higher level of service to the residents and their families.

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

We believe that a number of trends will contribute to the growth in the senior living industry. The primary market for senior living services is individuals age 75 and older. According to U.S. Census data, this group is one of the fastest growing segments of the United States population and is expected to more than double between the years 2000 and 2030. The population of seniors age 85 and over has also increased in recent years, and is expected to continue to grow. As a result of these expected demographic trends, we expect an increase in the demand for senior living services in future years. In addition, the aggregate home equity held by seniors age 75 and over has grown significantly in recent years, which has greatly increased the number of seniors who can afford our services.

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

Business Strategy

Our business strategy is to provide high-quality services to seniors at reasonable prices, maintain strong competitive positions and build critical mass in each of our key markets, and to enhance the value of our communities by expanding services and improving operating results. We plan to implement this business strategy primarily through the following steps.

Growth Through Expansion and Development:

We currently have nine active expansion projects and four active development projects in process, including our managed communities which represent approximately 1,500 units additional capacity. Many of these are in the construction stage, and several are expected to open during the second half of 2006. Our four development projects include:
•
Development of two entry fee continuing care retirement centers near Austin, TX and Villages, FL, on the sites of our two existing assisted living communities (The Villages is a large active seniors planned community north of Orlando).

•	Development of a rental continuing care retirement center in Denver, CO through a joint venture.
•	Development of a free-standing assisted living community in Nashville, TN for a non-profit senior living company.

In addition, we have approximately 750 additional units at six communities which are in the active planning stage, typically working through the design, zoning and entitlement processes. We also have identified numerous other expansion opportunities (in excess of 1,000 additional units) which are in the preliminary planning stage, and may provide opportunities for additional future growth.

Growth Through Acquisition:

We expect to periodically look for opportunities to acquire other senior living communities, particularly focused on building critical mass within our markets. We believe that by having a network of communities within a market, it gives us the critical mass to efficiently provide various ancillary service programs. We will look to enhance our value by adding both retirement centers and free-standing assisted living communities in selected markets. We may consider certain projects through joint ventures or long-term management contracts.

Expand Our Ancillary Service Programs:

We offer a range of therapy, home health and wellness programs to our residents, primarily through our Innovative Senior Care programs, including our Care3 and Optimum Life service offerings. We also have contracts to provide these services to other senior living communities in our markets. We believe that having critical mass in a market through a network of communities is important for the success and growth of our ancillary service programs. We provide a broad range of other ancillary services, and have recently partnered with others for expanded service offerings in telecommunications and pharmacy services. We expect to continue to grow these ancillary service revenues, which should increase our revenue per unit in the future.

Improve Our Community Results:

•
Our free-standing assisted living segment occupancy was 91% at December 31, 2005. We are focused on further increasing the occupancy in these communities as well as selected retirement centers. We expect that further occupancy increases will not require significant incremental cost increases, and therefore will result in high incremental operating margins.

•
We expect that revenue per unit will increase in the future as a result of increased ancillary service revenues, price increases, and the “mark-to-market” effect of resident turnover as residents with lower rates are replaced by those paying higher current selling rates. We expect to recover operating cost increases through periodic price increases as we have in the past.

•
We will continue to actively market the units in our entrance fee communities, and increase prices, subject to market conditions, in response to increased home values and equity in selected markets. The net resale cash flow from selling entrance fee units at current prices, net of percentage refunds generally paid to estates of prior residents, provides a significant source of cash each year.

Maintain a Platform for Operating Excellence and Growth:

By focusing on areas we believe are key drivers in our business, we believe we have formed a platform that not only supports operating excellence at our existing communities, but also readily supports the growth of our portfolio through acquisition, expansion and development.

Quality Assurance and Risk Management - We place a high priority on and devote a significant amount of resources to quality assurance, safety, and risk management. As a result of our scale, we are able to provide cost effective insurance programs, training programs, information systems support, and quality assurance programs. We believe that the expertise we have developed may provide a competitive advantage over smaller competitors unable to devote similar effort and resources in this important area.

People - As a service oriented business with high labor requirements, we will continue to focus on attracting and retaining high quality personnel to ensure we are delivering high quality services in a cost effective manner. In order to be successful in our effort, we have dedicated in-house recruiters to find the right people, designed programs to improve retention of associates, and conducted training programs to ensure our associates are trained to excel in their roles. We also believe that the significant industry experience and tenure of our senior management team is also one of our strengths.

Systems - We have developed certain proprietary systems to provide our managers with timely access to the information necessary to manage and control pricing levels, unit inventory levels, and the turnover and retention of associates. We believe that these systems provide strategic value in managing our business, and are readily scalable to support its growth. In addition, they are designed to be implemented quickly in order to integrate newly acquired communities into our portfolio.

Marketing and Sales - We strive to excel at the marketing and sales of senior living communities. We have developed various programs focused on generating referrals to our communities, which provide a very effective referral source of new move-ins. Based on our years of experience, we also believe we are very successful at planning and implementing the proper positioning, pricing, and service level package at our existing and newly acquired communities.

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

Our skilled nursing centers and home health agencies are subject to Federal certification requirements in order to participate in the Medicare and Medicaid programs. Approximately 16.5%, 14.9%, and 13.3% of our total revenues for the years ended December 31, 2005, 2004, and 2003, respectively, were attributable to Medicare, including Medicare-related private co-insurance, and a small amount of Medicaid. These reimbursement programs are subject to extensive regulation and frequent change, which may be beneficial or detrimental to us. As of January 1, 2006, certain per person annual limits on Medicare reimbursement for therapy services became effective, subject to certain exceptions. Although we are awaiting final regulatory and administrative procedures, these limits will reduce certain portions of our therapy services revenues and the profitability of those services. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

Our entrance fee communities are subject to regulation by certain state departments of insurance and various state agencies, and must meet various financial and other guidelines and disclosure requirements.

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

There are currently numerous legislative and regulatory initiatives at the state and Federal levels addressing patient privacy concerns, including regulations regarding privacy and security under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These regulations restrict how health care providers use and disclose individually identifiable health information and grant patients certain rights related to their health information. Final HIPAA security regulations became effective in April 2005 and govern the security of individually identifiable health information that is electronically maintained or transmitted. Failure to comply with the privacy, security or transaction standard regulations enacted under HIPAA can result in civil and criminal penalties. We do not expect costs incurred, or costs to be incurred in order to continue compliance with HIPAA to have a material impact on our operating results.

Insurance

The delivery of personal and health care services entails an inherent risk of liability. Participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. Currently, we maintain general and professional medical malpractice insurance policies for our owned, leased and certain of our managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years. In response to these conditions, we have significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified our insurance programs. During 2005, we maintained single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retentions of $1.0 million and $5.0 million, respectively, with a larger self-insured component and decreased premiums over 2004. Beginning January 2006, we formed a wholly-owned “captive” insurance company for the purpose of insuring certain portions of our risk retention under our general and professional liability insurance programs. Our captive insurance company is subject to applicable reserve requirements and regulations.

As of December 31, 2005, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage in an aggregate amount of $6.3 million with a deductible amount of $350,000 per individual claim. As of December 31, 2005, the Company provided cash collateralized letters of credit in the aggregate amount of $8.2 million related to this program, which are reflected as restricted cash on the Company’s consolidated balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. The Company carries excess loss coverage of $1.0 million per individual, with a deductible of $250,000 under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

We also maintain a self-insurance program for employee medical coverage, with stop-loss insurance coverage of amounts in excess of $250,000 per associate. Estimated costs related to these self-insurance programs are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in adjustments to these estimates.

Given our high retention levels and our captive insurance company, we are largely self-insured for typical claims. In addition, there can be no assurance that a claim in excess of our insurance coverage limits will not arise. A claim against us not covered by, or in excess of, our coverage limits could have a material adverse effect. Furthermore, there can be no assurance that we will be able to obtain liability insurance in the future on acceptable terms.

Employees

At December 31, 2005, we employed 10,400 associates, of which approximately 6,750 were full-time employees. We believe that our relationship with our associates is good.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers.

Name	Age	Position
W. E. Sheriff	63	Chairman, Chief Executive Officer and President
Gregory B. Richard	52	Executive Vice President and Chief Operating Officer
Bryan D. Richardson	47	Executive Vice President - Finance and Chief Financial Officer
George T. Hicks	48	Executive Vice President - Finance and Internal Audit, Secretary and Treasurer
H. Todd Kaestner	50	Executive Vice President - Corporate Development
James T. Money	56	Executive Vice President - Sales and Marketing
Terry L. Frisby	55	Senior Vice President - Human Resources/Corporate Culture
		and Compliance
Jack Leebron	56	Senior Vice President - Legal Services
Ross C. Roadman	55	Senior Vice President - Strategic Planning and Investor Relations
E. Carl Johnson	55	Senior Vice President - Development

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

Bryan D. Richardson has served as our Executive Vice President - Finance and Chief Financial Officer since April 2003 and previously served as our Senior Vice President - Finance since April 2000. Mr. Richardson was formerly with a national graphic arts company from 1984 to 1999 serving in various capacities, including Senior Vice President of Finance of a digital prepress division from May 1994 to October 1999, and Senior Vice President of Finance and Chief Financial Officer from 1989 to 1994. Mr. Richardson was previously with the national public accounting firm PriceWaterhouseCoopers.

George T. Hicks has served as our Executive Vice President - Finance and Internal Audit, Secretary and Treasurer since September 1993. Mr. Hicks has served in various capacities for our predecessors since 1985, including Chief Financial Officer from September 1993 to April 2003 and Vice President - Finance and Treasurer from November 1989 to September 1993.

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

E. Carl Johnson has served as our Senior Vice President - Development since September 2005. Mr. Johnson was previously Co-Founder and Chief Operating Officer of LifeTrust America from 1996 to December 2004. LifeTrust America was the owner and operator of 59 Senior Independent and Assisted Living properties in 8 states. He served as a member of the Board of Directors of the National Assisted Living Federation (ALFA) and was a charter member of the Kentucky ALFA chapter. Before joining LifeTrust, Mr. Johnson was President of Health Information Associates, a subsidiary of Hospital Corporation of America.

Available Information

Our internet website address is http://www.arclp.com. Our website address is provided as an inactive textual reference only. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge through our website as soon as reasonably practicable after such forms, reports or materials are electronically filed with or furnished to the Securities and Exchange Commission. Information contained on our website is not part of this report, and is not incorporated by reference.

We have posted our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit, Compensation, Executive, Nominating and Corporate Governance and Quality Assurance Committees on our website at http://www.arclp.com. Our corporate governance materials are available in print free of charge to any shareholder upon request to our Corporate Secretary, American Retirement Corporation, 111 Westwood Place, Suite 200, Brentwood, Tennessee 37027.

Our code of ethics that applies to each principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions is also available on our website.

Item 1A. Risk Factors

Risks Associated with Forward Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease obligations; our projections of revenue, income or loss, capital expenditures, interest rates, and future operations; our anticipated expansions, development or acquisition activity; and the availability of insurance programs to us or the adequacy of such programs. All forward-looking statements involve risks and uncertainties including, without limitation, the risks and uncertainties described in this report under Item 1A. “Risks Related to Our Business.”

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

Risks Related to Our Business

We have substantial debt and operating lease obligations which will require significant amounts of cash each year.

We have substantial debt and lease obligations. Our cash needs for our lease and interest payments and principal payments on outstanding debt will remain high for the foreseeable future. At December 31, 2005, we had long-term debt, including current portion, of $324.0 million. During the twelve months ending December 31, 2006, we are obligated to pay minimum rental obligations of approximately $68.2 million under long-term operating leases and have current scheduled debt principal and lease payments of $28.8 million. At December 31, 2005, we had $40.8 million of unrestricted cash and cash equivalents, $28.4 million of restricted cash and $90.5 million of negative working capital. For the year ended December 31, 2004, our net cash provided by operations was $60.8  million. There can be no assurance that we will be able to generate sufficient cash flows from operations and entrance fee sales to meet required interest, principal, and lease payments in future periods.

Certain of our debt agreements and leases contain various financial and other restrictive covenants, which may limit our flexibility in operating our business. Any payment or other default with respect to such obligations could cause lenders to accelerate payment obligations or to foreclose upon our communities securing such indebtedness or, in the case of any of our operating leases, terminate the lease, with a consequent loss of income and asset value to us. Furthermore, because of cross-default and cross-collateralization provisions in certain debt instruments and leases, a default by us on one of our obligations could result in default or acceleration of other obligations. Failure to remain in compliance with the covenants and obligations contained in our debt instruments and leases could have a material adverse impact on us.

Our liability insurance may not be adequate to cover claims which may arise against us.

The delivery of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. Currently, we maintain general and professional medical malpractice insurance policies for our owned, leased and certain of our managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years. We are largely self-insured for typical claims. In response to these conditions, we have significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified our insurance programs. We cannot assure you that our current level of accruals will be adequate to cover the actual liabilities that we may ultimately incur. We also cannot assure you that a claim in excess of our insurance coverage limits will not arise. A claim against us that is not covered by, or is in excess of, our coverage limits could have a material adverse effect upon us. Furthermore, we cannot assure you that we will be able to obtain adequate liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

We rely on reimbursement from governmental programs for a portion of our revenues, and are subject to changes in reimbursement levels, which could adversely affect our results of operations and cash flow.

We rely on reimbursement from governmental programs for a portion of our revenues, and we cannot assure you that reimbursement levels will not decrease in the future, which could adversely affect our results of operations and cash flow. For the year ended December 31, 2005, we derived 15% of our revenues from Medicare and 2% from Medicaid. As of January 1, 2006, certain per person annual limits on Medicare reimbursement for therapy services became effective, subject to certain exceptions. Although we are awaiting final regulatory and administrative procedures, these limits will reduce certain portions of our therapy services revenues and the profitability of those services. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

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

Future indebtedness, from commercial banks or otherwise, and lease obligations, including those related to communities leased from REITs (real estate investment trusts), are expected to be based on interest rates prevailing at the time such debt and lease arrangements are obtained. As of December 31, 2005, we had $239.1 million of fixed rate debt and $84.9 million of variable rate debt outstanding. Increases in prevailing interest rates would increase our interest obligations with respect to a substantial portion of our variable rate debt, and would likely increase our interest and lease payment obligations on our future indebtedness and leases. An increase in prevailing interest rates, if material, could have a material adverse effect on our business, financial condition, and results of operations.

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

We may not be able to successfully integrate acquired communities and new managed communities into our operations, which could adversely affect our business, financial condition and results of operations.

During the past year, we have completed several acquisitions of retirement communities and have entered into agreements to manage other communities. We also expect to complete acquisitions and enter into new management agreements in the future. Achieving the expected benefits of these acquisitions and new management agreements will depend in large part on our completion of the integration of the operations and personnel of the new communities in a timely and efficient manner. If we cannot overcome the challenges we face in completing the integration, our ability to effectively and profitably manage the new communities could suffer. Moreover, the integration process itself may be disruptive to our business, as it will divert the attention of management from its normal operational responsibilities and duties. We cannot offer any assurance that we will be able to successfully integrate the new communities’ operations or personnel or realize the anticipated benefits of the acquisitions and new management agreements. Our failure to successfully complete the integration could harm our business, financial condition and results of operations.

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

We cannot assure you that we will elect to undertake or complete all of our proposed expansion and development projects, or that we will not experience delays in completing those projects. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each such project and cannot assure you that these costs will not be greater than we have anticipated. We also cannot assure you that any of our development projects will be economically successful. Our failure to achieve our expansion and development plans could adversely impact our growth objectives, and our anticipated revenues and results of operations.

The senior living industry is very competitive and has been subject to periodic oversupply conditions, which could have a material adverse effect on our revenues, earnings and expansion plans.

The senior living industry is highly competitive. We compete with other companies providing independent living, assisted living, skilled nursing, therapy and other similar services and care alternatives. We expect that there will be competition from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which is available to us. Furthermore, if the development of new senior living communities outpaces the demand for those communities in the markets in which we have senior living communities, those markets may become saturated or over-built. Regulation of the independent and assisted living industry, which represents a substantial portion of our senior living services, currently is not substantial and does not represent a significant barrier to entry. Consequently, the development of new senior living communities could outpace demand. Increased competition for residents could also require us to undertake unbudgeted capital improvements or to lower our rates. An oversupply of senior living communities in our markets or increased competition could adversely affect our business and results of operations.

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

Our residency and care agreements with our independent living residents (other than entrance fee contracts) are generally for a term of one year (terminable by the resident upon 30 to 60 days written notice). Although most residents remain for many years, we do not contract with residents for longer periods of time. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings could be adversely affected. Although most entrance fee residents remain for many years, our entrance fee agreements are also terminable upon death or with thirty days notice. If a large number of entrance fee agreements were terminated around at approximately the same time, triggering certain refund liabilities, and we were unable to resell the apartment units quickly or at reasonable price levels, our cash flows could be adversely affected.

We are dependent upon attracting residents who have sufficient resources to pay for our services. Circumstances that adversely affect the ability of our residents to pay for our services could have a material adverse effect on us.

Approximately 83% of our total revenues for the years ended December 31, 2005 and 2004 were attributable to private pay sources. We expect to continue to rely primarily on the ability of residents to pay for our services from their personal or family financial resources and long-term care insurance. Future economic or investment market conditions or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, and results of operations.

We are susceptible to risks associated with the lifecare benefits that we offer the residents of our lifecare entrance fee communities.

We operate seven lifecare entrance fee communities that offer residents a limited lifecare benefit. Residents of these communities pay an upfront entrance fee upon occupancy, of which a portion is generally refundable, with an additional monthly service fee while living in the community. This limited lifecare benefit is typically (a) a certain number of free days in the community’s health center during the resident’s lifetime, (b) a discounted rate for such services, or (c) a combination of the two. The lifecare benefit varies based upon the extent to which the resident’s entrance fee is refundable. The pricing of entrance fees, refundability provisions, monthly service fees, and lifecare benefits are determined utilizing actuarial projections of the expected morbidity and mortality of the resident population. In the event the entrance fees and monthly service payments established for our communities are not sufficient to cover the cost of lifecare benefits granted to residents, the results of operations and financial condition of these communities could be adversely affected.

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

Part of our business strategy is to own, lease or manage senior living communities in concentrated geographic service areas. We have a large concentration of communities in Florida, Texas, Arizona and Colorado, among other areas. Accordingly, our operating results may be adversely affected by various regional and local factors, including economic conditions, real estate market conditions, competitive conditions, hurricanes and other weather conditions and applicable laws and regulations.

We have incurred losses in recent years and have only recently been profitable.

We experienced losses from operations during the past several years, as recently as 2004. We have been profitable since the quarter ended December 31, 2004 as a result of various factors, including increased occupancy at our communities, increased revenue per unit from rate increases and additional fees and services, and reduced debt service costs. Our future earnings and cash flow from operations may be negatively impacted by various operating and market factors, many of which are beyond our control, and there can be no assurance that recent trends will continue.

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

Various states, including several of the states in which we currently operate, control the supply of licensed skilled nursing beds through certificate of need (CON) or other programs. In those states, approval is required for the construction of certain types of new health care communities, the addition of licensed beds and some capital expenditures at those communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities or the expansion of the number of licensed beds, services, or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval.

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

Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. Although we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, established standards for the use of and access to health information. Known as the administrative simplification requirements, these provisions, as implemented by regulations published by the United States Department of Health and Human Services, established among other things, standards for the security and privacy of health information. Additionally, the rules provide for the use of uniform standard codes for electronic transactions and require the use of uniform employer identification codes. Penalties for violations can range from civil fines to criminal sanctions for the most serious offenses. Compliance with the rules was phased in through April 2005. These rules are complicated, and there are still a number of unanswered questions with respect to the extent and manner in which the HIPAA rules apply to businesses such as those operated by us.

We are subject to risks associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to include a report with each Annual Report on Form 10-K regarding its internal controls over financial reporting. We have implemented processes documenting and evaluating our system of internal controls. Complying with these new requirements is extremely expensive, time consuming and subject to changes in regulatory requirements. The existence of one or more material weaknesses, management’s conclusion that its internal controls over financial reporting are not effective, or the inability of our auditors to express an opinion or attest that our management’s report is fairly stated, could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The table below sets forth certain information with respect to the senior living communities we operated at December 31, 2005.

Retirement Centers		Unit Capacity(1)
Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)
Owned(3):

Freedom Village Brandywine	West Brandywine, PA	292	16	18	47	373	Jun-00
Freedom Plaza Care Center(8)	Peoria, AZ	-	44	-	128	172	Jul-01
Homewood at Corpus Christi	Corpus Christi, TX	60	30	-	-	90	May-97
Lake Seminole Square	Seminole, FL	305	33	-	-	338	Jul-98
Galleria Woods	Birmingham, AL	154	24	-	30	208	Jan-05
Wilora Lake Lodge	Charlotte, NC	135	48	-	-	183	Dec-97
Subtotal		946	195	18	205	1,364

Leased:
Broadway Plaza(4)	Ft. Worth, TX	214	40	-	122	376	Apr-92
Carriage Club of Charlotte(5)	Charlotte, NC	276	56	34	42	408	May-96
Carriage Club of Jacksonville(6)	Jacksonville, FL	238	60	-	-	298	May-96
Freedom Plaza Arizona(7)	Peoria, AZ	346	-	-	128	474	Jul-98
Freedom Plaza Sun City Center(9)	Sun City Center, FL	428	26	-	108	562	Jul-98
Freedom Village Holland(9)	Holland, MI	327	21	28	67	443	Jul-98
The Hampton at Post Oak(6)	Houston, TX	148	39	-	56	243	Oct-94
Heritage Club(10)	Denver, CO	200	35	-	-	235	Feb-95
Heritage Club at Greenwood Village(11)	Denver, CO	-	75	15	90	180	Dec-00
Holley Court Terrace(12)	Oak Park, IL	161	18		-	179	Oct-01
Homewood at Victoria(13)	Victoria, TX	59	30		-	89	May-97
Imperial Plaza(14)	Richmond, VA	758	148	-	-	906	Oct-97
Oakhurst Towers(15)	Denver, CO	170	-	-	-	170	Feb-99
Parklane West(16)	San Antonio, TX	-	17	-	124	141	Jan-00
Park Regency(16)	Chandler, AZ	120	28	17	66	231	Sep-98
Richmond Place(17)	Lexington, KY	178	60	20	-	258	Apr-95
Santa Catalina Villas(4)	Tucson, AZ	158	70	15	42	285	Jun-94
Somerby at Jones Farm(18)	Huntsville, AL	136	48	-	-	184	Apr-99
Somerby at University Park(18)	Birmingham, AL	238	90	28	-	356	Apr-99
The Summit at Westlake Hills(4)	Austin, TX	149	30	-	90	269	Apr-92
Trinity Towers(16)	Corpus Christi, TX	197	62	20	75	354	Jan-90
Westlake Village (19)	Cleveland, OH	211	56	-	-	267	Oct-94
Subtotal		4,712	1,009	177	1,010	6,908
Managed Property: Freedom Square(20)	Seminole, FL	362	107	76	194	739	Jul-98
Total Retirement Centers		6,020	1,311	271	1,409	9,011

Free-standing Assisted Living Communities

Unit Capacity(1)
Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)
Owned(3):

Bahia Oaks Lodge	Sarasota, FL	-	92	-	-	92	Jun-98
Freedom Inn at Scottsdale	Scottsdale, AZ	-	94	26	-	120	Mar-01
Hampton at Cypress Station(23)	Houston, TX	-	80	19	-	99	Feb-99
Hampton at Willowbrook	Houston, TX	-	52	19	-	71	Jun-99
Homewood at Air Force Village	San Antonio, TX	-	39	-	-	39	Nov-00
Homewood at Castle Hills	San Antonio, TX	22	59	21	-	102	Feb-01
Homewood at Rockefeller Gardens	Cleveland, OH	37	66	34	-	137	Dec-99
Homewood at Tarpon Springs	Tarpon Springs, FL	-	64	-	-	64	Aug-97
Summit at Lakeway	Austin, TX	-	66	15	-	81	Sep-00
Summit at Northwest Hills	Austin, TX	-	106	16	-	122	Aug-00
Village of Homewood(22)	Lady Lake, FL	-	32	16	-	48	Apr-98
Subtotal		59	750	166	-	975

Leased:
Broadway Plaza at Pecan Park(11)	Fort Worth, TX	-	80	20	-	100	Aug-00
Broadway Plaza at Westover Hills (16)	Ft. Worth, TX	-	74	17	-	91	Feb-01
Hampton at Pearland(16)	Houston, TX	15	52	18	-	85	Feb-00
Hampton at Pinegate(16)	Houston, TX	-	81	18	-	99	May-00
Hampton at Spring Shadows(16)	Houston, TX	-	53	16	-	69	May-99
Hampton at Shadowlake(16)	Houston, TX	-	83	16	-	99	Apr-99
Heritage Club at Aurora(24)	Aurora, CO	-	80	18	-	98	Jun-99
Heritage Club at Lakewood(24)	Lakewood, CO	-	78	18	-	96	Apr-00
Homewood at Bay Pines(24)	St Petersburg, FL	-	80	-	-	80	Jul-99
Homewood at Boca Raton(11)	Boca Raton, FL	-	60	18	-	78	Oct-00
Homewood at Boynton Beach(6)	Boynton Beach, FL	-	81	18	-	99	Jan-00
Homewood at Brookmont Terrace(25)	Nashville, TN	-	62	34	-	96	May-00
Homewood at Cleveland Park(24)	Greenville, SC	-	75	17	-	92	Aug-00
Homewood at Coconut Creek(11)	Coconut Creek, FL	-	80	18	-	98	Feb-00
Homewood at Countryside(24)	Safety Harbor, FL	-	57	26	-	83	Oct-99
Homewood at Deane Hill (16)	Knoxville, TN	-	78	29	-	107	Oct-98
Homewood at Delray Beach(26)	Delray Beach, FL	-	52	32	-	84	Oct-00
Homewood at Naples(24)	Naples, FL	-	76	24	-	100	Sep-00
Homewood at Richmond Heights(6)	Cleveland, OH	-	78	17	-	95	Feb-00
Homewood at Sun City Center(9)	Sun City Center, FL	-	60	31	-	91	Aug-99
Homewood at Shavano Park(6)	San Antonio, TX	-	63	19	-	82	Jun-00
Subtotal		15	1,483	424	-	1922

Unit Capacity(1)
Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)

Managed with Partial Ownership through Joint Ventures:
Freedom Inn Minnetonka(28)	Minnetonka, MN	-	90	39	-	129	Nov-05
Freedom Inn at Overland Park(28)	Overland Park, KS	-	87	14	-	101	Nov-05
Freedom Inn of Sun City West(28)	Sun City West, AZ	-	83	14	-	97	Nov-05
Freedom Inn of Roswell(28)	Roswell, GA	-	96	-	-	96	Nov-05
Freedom Inn Ventana Canyon(28)	Tucson, AZ	-	92	-	-	92	Nov-05
Hampton Assisted Living at Tanglewood(28)	Houston, TX	-	112	-	-	112	Nov-05
Heritage Club at Denver Tech Center(28)	Denver, CO	-	81	16	-	97	Nov-05
Heritage Club Las Vegas(28)	Las Vegas, NV	-	90	18	-	108	Nov-05
McLaren Homewood Village(21)	Flint, MI	-	80	35	-	115	Apr-00
Subtotal		-	811	136	-	947
Total Free-standing Assisted Living Communities		74	3,044	726	-	3,844

Management Services: (27)

Unit Capacity(1)
Community	Location	IL	AL	ME	SN	Total	Commencement of Operations(2)

ASF Bradford Village	Edmond, OK	78	44	-	111	233	Sep-05
Burcham Hills	East Lansing, MI	84	67	34	133	318	Nov-78
Glenview at Pelican Bay	Naples, FL	118	-	-	33	151	Jul-98
Legacy Crossings	Franklin, TN	124	-	-	-	124	Feb-04
Parkplace	Denver, CO	177	43	17	-	237	Oct-94
The Towers	San Antonio, TX	353	-	-	-	353	Oct-94
Subtotal		934	154	51	277	1,416
Grand Total		7,028	4,509	1,048	1,686	14,271

(1)	As of December 31, 2005, unit capacity by care level and type: independent living residences (IL), assisted living residences (AL), memory enhanced or Alzheimers (ME), and skilled nursing beds (SN).
(2)
Indicates the date on which we acquired each of our owned and leased communities, or commenced operating our managed communities. We have operated certain of our communities pursuant to management agreements prior to acquiring the communities.

(3)
Our owned communities may be subject to mortgage liens or serve as collateral for various financing arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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
(8)
The community was owned by Maybrook Realty, Inc., of which W.E. Sheriff, our chairman, chief executive officer and president owns 50%. This lease was previously operated pursuant to an operating lease. During July 2005, we exercised our option to purchase the real assets of this community at a predetermined price.

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

(12)	Leased pursuant to an operating lease expiring February 28, 2017, with renewal options for up to two additional five-year terms.
(13)	Leased pursuant to an operating lease expiring July 2011, with renewal options for up to two additional ten-year terms.
(14)	Leased pursuant to an operating lease expiring July 2017, with a seven-year renewal option. We also have an option to purchase the community at the expiration of the lease term.
(15)	Leased pursuant to a 14-year operating lease expiring December 2012. We also have an option to purchase the community at the expiration of the lease term.
(16)	Leased pursuant to a master operating lease expiring June 30, 2014, with renewal options for up to four additional ten-year terms.
(17)	Leased pursuant to a master operating lease expiring July 15, 2014, with renewal options for up to three additional ten-year terms.
(18)	Leased pursuant to an operating lease expiring August 25, 2018, with renewal options for up to two additional ten-year terms.
(19)	Leased pursuant to a seven-year operating lease expiring December 31, 2007, with two renewal options of 13 and ten years. The sale lease-back agreement also includes a right of first refusal.

(20)
Under consolidation rules required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) , the balance sheet and operating results of Freedom Square, net of intercompany eliminations and minority interest, are included in our consolidated financial statements, as opposed to management service revenue and reimbursement expenses. Freedom Square is operated pursuant to a management agreement with a 20-year term, with two renewal options for additional ten-year terms, that provides for a management fee equal to all cash received by the community in excess of operating expenses, refunds of entry fees, capital expenditure reserves, debt service, and certain payments to the community’s owner. We have an option to purchase the community at a predetermined price and we guarantee the community’s long-term debt.

(21)	Owned by a joint venture in which we own a 37.5% interest.
(22)	Previously owned by a joint venture in which we owned a 50% interest. In July 2005, we purchased the former partner’s interest in the property.
(23)	Previously leased pursuant to an operating lease. During February 2005, we purchased the real assets underlying this community.
(24)	Leased pursuant to a master operating lease expiring June 30, 2012, with renewal options for up to four additional ten-year terms.
(25)
Leased pursuant to an operating lease expiring October 31, 2017, which provides for a contingent earn-out and therefore is recorded as lease financing obligations. In addition, the lease includes renewal options for up to two additional five-year terms.

(26)
Leased pursuant to a master operating lease expiring March 31, 2017, which provided for a contingent earn-out which expired on December 31, 2005. As a result of the earn-out expiration, the lease for this community was accounted for as an operating lease beginning December 31, 2005. The lease includes renewal options for up to two additional ten-year terms.

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

(28)	Owned by a joint venture in which we own a 20% interest.

Item 3. Legal Proceedings

The ownership of property and the provision of services related to the senior living industry entails an inherent risk of liability. Although we are engaged in routine litigation incidental to our business, there is no legal proceeding to which we are a party, which, in the opinion of our management, will have a material adverse effect upon our financial condition, results of operations, or liquidity.

We carry liability insurance against certain types of claims that we believe meets industry standards. We believe that these liabilities have been adequately accrued for as of December 31, 2005. See “Business - Insurance.” There can be no assurance that we will continue to maintain such insurance, or that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on our financial condition, liquidity, or results of operations.

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

Year Ended December 31, 2005	High	Low
First Quarter	$ 15.20	$ 9.75
Second Quarter	15.94	13.00
Third Quarter	19.23	13.30
Fourth Quarter	26.82	17.19

Year Ended December 31, 2004	High	Low
First Quarter	$ 6.12	$ 3.17
Second Quarter	5.64	4.27
Third Quarter	7.79	5.05
Fourth Quarter	12.25	6.65

As of February 22, 2006, there were approximately 396 shareholders of record.

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

We did not sell any securities during the year ended December 31, 2005 without registration under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included elsewhere in this report.(1)

Certain prior year amounts have been reclassified to conform to the current year presentation.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating and Other Data:
Communities (At end of period):
Retirement Centers	29	28	28	27	26
Free-standing ALs	41	33	33	33	32
Managed	6	5	4	5	7
Total communities	76	66	65	65	65
Unit capacity (At end of period):
Retirement Centers	9,011	8,866	8,876	8,530	7,981
Free-standing ALs	3,844	3,002	3,004	2,997	2,906
Managed	1,416	1,187	1,066	1,362	1,889
Total capacity	14,271	13,055	12,946	12,889	12,776
Occupancy rate (At end of period):
Retirement Centers	96%	96%	95%	94%	94%
Free-standing ALs	91%	89%	83%	80%	63%
Managed	95%	96%	96%	91%	90%
Total occupancy rate	95%	94%	92%	91%	86%

	Years Ended December 31,
	2005		2004	2003	2002	2001 (2)
Statement of Operations Data:	(in thousands, except per share data)
Revenues:
Retirement center revenues	$378,114		$347,179	$312,723	$287,198	$254,039
Free-standing AL revenues	110,269		96,264	83,584	69,661	29,217
Management and development services	3,528		1,882	1,522	1,138	2,631
Reimbursed expenses	3,089		2,284	2,148	2,112	4,909
Total revenues	495,000		447,609	399,977	360,109	290,796

Costs and operating expenses:
Cost of community service revenue, exclusive of depreciation expense shown separately below	326,504		300,797	280,808	263,864	205,257
Lease expense	60,936		60,076	46,484	71,901	35,452
Depreciation and amortization, inclusive of general and administrative depreciation of $1,925, $1,990, $1,728, $1,424, and $1,299, respectively	36,392		31,148	26,867	24,079	22,171
Amortization of leasehold acquisition costs	2,567		2,917	2,421	11,183	1,980
Asset impairments	-		-	-	9,877	6,343
(Gain) loss on sale of assets	709		(41)	(23,153)	1,812	1,375
Reimbursed expenses	3,089		2,284	2,148	2,112	4,909
General and administrative	30,327		28,671	25,410	26,721	29,297
Total costs and operating expenses	460,524		425,852	360,985	411,549	306,784

Income (loss) from operations	34,476		21,757	38,992	(51,440)	(15,988)

Interest expense	15,815		31,477	53,570	48,855	40,268
Other (income) expense, net	(4,556)		(3,230)	(2,894)	(5,966)	(9,080)
Income tax expense (benefit)	(47,530)	(4)	2,421	2,661	487	(12,041)
Minority interest	1,049		2,406	1,789	(423)	(129)
Net income (loss)	$69,698		$(11,317)	$(16,134)	$(94,393)	$(35,006)

Basic earnings (loss) per share	$2.29		$(0.48)	$(0.88)	$(5.46)	$(2.03)
Dilutive earnings (loss) per share	$2.17		$(0.48)	$(0.88)	$(5.46)	$(2.03)

Weighted average shares used for basic earnings (loss) per share data	30,378		23,798	18,278	17,294	17,206
Effect of dilutive common stock options and non-vested shares	1,746		-	-	-	-
Weighted average shares used for dilutive earnings (loss) per share data	32,124		23,798	18,278	17,294	17,206

	At December 31,
	2005	2004	2003	2002 (2)	2001 (2)
Balance Sheet Data (in thousands):
Cash and cash equivalents	$40,771	$28,454	$17,192	$18,684	$20,335
Restricted cash	28,435	50,134	43,601	42,305	82,395
Working capital deficit (3)	(90,509)	(98,995)	(96,360)	(85,651)	(433,400)
Land, buildings and equipment, net	551,298	496,297	533,145	644,002	581,974
Total assets	879,474	749,250	776,513	903,678	911,297

Convertible debt	-	-	10,856	15,956	132,930
Long-term debt and lease financing
obligations, including current portion	324,000	335,082	360,679	542,227	447,228
Refundable portion of entrance fees	85,164	79,148	72,980	69,875	57,217
Current portion of deferred entrance fee income	38,407	33,800	30,004	30,078	7,792

Long-term deferred entrance fee income	122,417	111,386	109,809	103,912	55,827
Deferred gain on sale lease-back transactions	89,012	98,876	92,596	27,622	13,055
Shareholders’ equity	132,755	5,701	1,985	12,905	107,182

(1)
Effective January 1, 2004, we changed our method of accounting for variable interest entities in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” As a result, we have consolidated the results of a managed community (Freedom Square), and have restated all prior periods presented to conform to this presentation.

(2)
The financial information shown as of December 31, 2002 and 2001 and for the year ended December 31, 2001 has not been audited and reflects our previously issued financial information restated for the effects on such periods, as applicable, of the issues giving rise to restatements, as discussed in Note 2 of our Consolidated Financial Statements in our 2004 Form 10-K/A as filed June 10, 2005.

(3)	At December 31, 2005, our working capital deficit includes the classification of $123.6 million of entrance fees and $4.6 million of tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually become payable, and be required to be settled in cash, during the next twelve months. Furthermore, we expect that any entrance fee liabilities due within the next twelve months will be offset by proceeds generated by subsequent entrance fee sales of the vacated units. Entrance fee sales, net of refunds paid, provided $31.2 million of cash during 2005.

(4)	During the year ended December 31, 2005, we reduced our valuation allowance against deferred assets by approximately $55.7 million, which resulted in a significant tax benefit in the period. See Note 17 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The senior living industry is experiencing growth as a result of demographic changes and various other factors. According to census data, the over age 75 population in the United States is growing much faster than the general population. We have seen increasing demand for services at both our retirement centers and our free-standing assisted living communities during the past year, and expect that this demand will continue over the next several years. As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry. For example, general concerns regarding lower interest rates on savings and uncertainty of investment returns have impacted seniors during recent years, as well as uncertainties related to world events such as the Iraqi war. On the other hand, the continuing strength of the home resale market in most areas of the country has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care in many cases. In addition, overall economic conditions and general consumer confidence can impact the senior living industry, since many adult children subsidize the cost for care of elderly parents, and share in decisions regarding their care.

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during the 1998-2001 period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. The steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced much of the oversupply in many of our markets in 2002 and 2003. As a result, we were able to increase occupancy, increase rates and reduce promotional discounting for our free-standing assisted living communities during 2003 and subsequent years. Based on available industry data, we believe that demand will increase and that new assisted living development in the near term will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

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

We earn our revenues primarily by providing housing and services to our residents. Approximately 83% of our revenues come from private pay sources, meaning that residents or their families pay from their own funds (or from the proceeds of their privately funded long-term care policies). All private pay residents are billed in advance for the next month’s housing and care. In addition, we receive private pay revenues from the sale of entrance fee contracts at our entrance fee communities. While this cash is received at the time the resident moves in, the non-refundable portion of the entrance fee is primarily recognized as income for financial reporting purposes over the actuarial life of the resident.

Our most significant expenses are:

•
Cost of community service revenues - Labor and labor related expenses for community associates represent approximately 63% of this line item. Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance.

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

Significant Fiscal 2005 Events and Results of Operations

Completion of 2005 Public Offering

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $49.9 million. The proceeds of this offering were primarily used to repay higher cost debt, fund acquisitions and expansion and development activity, and for general corporate purposes.

We have had significant restricted cash balance requirements related to leases, insurance programs, regulatory reserves for entrance fee communities, and other purposes. In many cases these requirements have been met through fully cash collateralized letters of credit. As a result of this offering, a mortgage-backed letter of credit facility obtained during June 2005, and other factors, we were able to reduce our current and long-term restricted cash requirements as of December 31, 2005 to $28.4 million, a reduction of $21.7 million during 2005.

On January 24, 2006, subsequent to year end, we completed an additional secondary public offering of common stock. See “Business - Recent Developments”.

Acquisitions Activity

During 2005, we added 1,273 additional units that we own or manage as a result of three transactions:

•
We acquired Galleria Woods, an entrance fee continuing care retirement community in Birmingham, AL. After renovating the community during 2005, we expect to increase the occupancy through additional entrance fee sales over its current 76% occupancy level.

•	During September, we entered into a long-term management agreement with a not-for-profit sponsor for Bradford Village, an entrance fee retirement center in Oklahoma City, OK.

•	In November, a joint venture in which we own 20% acquired eight free-standing assisted living communities from an affiliate of Epoch Senior Living, Inc.

•
These communities provide additional critical mass in many of our key markets, and provide additional opportunities for additional operating improvement and ancillary revenue growth. Our recent equity offering during January 2006 will provide funds for acquiring additional senior living communities as opportunities arise.

Historic Highlights

•
Prior to the late 1990s, we exclusively owned and operated retirement centers. Our expansion into the assisted living market during the late 1990s (with most of our free-standing assisted living communities opening during 1999 and 2000) resulted in large amounts of new debt and lease financing. While the assisted living market grew rapidly during this period, an oversupply of new units caused slower than anticipated fill up times for these assisted living communities, at lower than anticipated prices. Consequently, many of our free-standing assisted living communities incurred large start-up losses beginning in 2000, and took longer than anticipated to reach stabilized occupancy levels.

•
During 2002, we had over $370 million of current debt maturities (largely associated with the development and financing of our free-standing assisted living communities) which were maturing at a time when the free-standing assisted living communities were still filling up and producing weak operating results. In order to address our debt maturities, we successfully completed a refinancing plan that included mortgage refinancings, a series of sale-leaseback transactions (predominately on assisted living properties then in fill up stage), an exchange offer for our maturing convertible debentures and the 19.5% mezzanine loan. We believe that this arrangement avoided the significant shareholder dilution that would have resulted from issuing equity at very low valuations. As a result of these transactions, we addressed our maturing obligations, but we remained highly leveraged with a substantial amount of debt and lease obligations, including the high cost mezzanine debt. Many of these financing transactions resulted in large gains or losses. While the losses immediately reduced our reported equity, the gains were largely deferred over the lease terms.

•
Over the past three years, our operating results have improved significantly. Our retirement centers maintained and increased their high occupancy rates, and increased average revenue per unit per month. Our free-standing assisted living segment continued its fill up, ending 2005 at 91% occupancy and significantly increasing revenue per unit per month.

•
As a result, we were able to complete various refinancing transactions during the 2003 to 2005 period that completely repaid the high cost mezzanine debt during 2004 (over three years early), and significantly reduced our interest and debt service costs. In addition, we completed a $50 million secondary equity offering during January 2005, which further enabled us to repay higher cost debt, and fund growth through the acquisition, expansion of existing facilities and development of new senior living communities. During January 2006, we completed a subsequent $90 million secondary equity offering and used the proceeds to repay debt, fund growth through acquisition and expansion, and provide working capital. See “Business - Recent Developments.”

Highlights of Operating Results

In order to continue to increase and improve our financial results, we are focusing on the following:

•	Improving operating results of our existing senior living communities, through increased occupancy and revenue per unit, control of operating expenses, and other operational improvements

•
Increasing the ancillary service components of our revenue, primarily from our Innovative Senior Care programs which provide therapy and related wellness services to our residents and increasingly to residents of other senior living communities.

•
Our growth provides opportunities to leverage our scale through cost and operational efficiencies in the areas of general and administrative costs, risk management and insurance, purchasing, information systems, and other areas.

•	Reduce debt service costs by repaying higher cost debt.

•	Growth through acquisition of senior living communities.

•	Expansion of many of our existing communities, and selective development of new senior living communities.

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
Our statements of operations for the year ended December 31, 2005 show significant improvement versus the respective prior year periods. Net income for the year ended December 31, 2005 was $69.7 million, including the $55.7 million impact of the reduction of our deferred tax valuation allowance, versus a net loss for the year ended December 31, 2004 of $11.3 million. Cash provided by operating activities has increased $21.6 million, to $60.8 million from $39.1 million for the year ended December 31, 2005 and 2004, respectively.

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

•
For the year ended December 31, 2005, retirement center revenues increased 8.9% versus prior year, and segment operating contribution increased 9.0% versus the same period last year. Operating contribution per unit per month was $1,234 for 2005, an increase of 6.7% versus prior year, and for the fourth quarter of calendar 2005 was $1,267.

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

•
Our free-standing assisted living communities have continued to increase revenue and segment operating contribution during 2005, primarily as a result of a 9.0% year over year increase in revenue per unit for the year ended December 31, 2005, as well as an increase in ending occupancy from 89% as of December 31, 2004, to 91% as of December 31, 2005. The increased revenue per unit in our free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, our residency agreements provide for annual rate increases. The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•
Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 63% for the year ended December 31, 2005. Our free-standing assisted living community operating contribution per unit per month was $1,125 for 2005, an increase of 27.1% versus prior year, and for the fourth quarter of 2005 was $1,258.

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at December 31, 2005, 2004 and 2003.

	Number of Communities /			Ending Occupancy % /			Average Occupancy% /
	Total Ending Capacity			Ending Occupied Units			Average Occupied Units
	December 31,			December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Retirement Centers	29	28	28	96%	96%	95%	95%	95%	94%
	9,011	8,866	8,876	8,655	8,482	8,397	8,578	8,398	8,118

Free-standing ALs	41	33	33	91%	89%	83%	90%	86%	81%
	3,844	3,002	3,004	3,493	2,664	2,483	2,814	2,582	2,434

Management Services	6	5	4	95%	96%	96%	95%	94%	93%
	1,416	1,187	1,066	1,345	1,137	1,027	1,190	1,093	1,152
Total	76	66	65	95%	94%	92%	94%	93%	91%
	14,271	13,055	12,946	13,493	12,283	11,907	12,582	12,073	11,704

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

	Years Ended December 31,			2005 vs. 2004			2004 vs. 2003
	2005	2004	2003	Change	%		Change	%
Revenues:
Retirement Centers	$378,114	$347,179	$312,723	$30,935	8.9%		$34,456	11.0%
Free-standing ALs	110,269	96,264	83,584	14,005	14.5%		12,680	15.2%
Management Services	6,617	4,166	3,670	2,451	58.8%		496	13.5%
Total revenue	$495,000	$447,609	$399,977	$47,391	10.6%		$47,632	11.9%

Retirement Centers
Ending occupied units	8,655	8,482	8,397	173	2.0%		85	1.0%
Ending occupancy %	96%	96%	95%	0%			1%
Average occupied units	8,578	8,398	8,118	180	2.1%		280	3.4%
Average occupancy %	95%	95%	94%	0%			1%
Revenue per occupied unit (per month)	$3,673	$3,445	$3,210	$228	6.6%		$235	7.3%
Operating contribution per unit (per month)	1,234	1,157	1,015	77	6.7%		142	14.0%

Resident and healthcare revenue	378,114	347,179	312,723	30,935	8.9%		34,456	11.0%
Cost of community service revenue, exclusive of
depreciation presented separately below	251,050	230,590	213,886	20,460	8.9%		16,704	7.8%
Segment operating contribution (2)	127,064	116,589	98,837	10,475	9.0%		17,752	18.0%
Operating contribution margin (3)	33.6%	33.6%	31.6%	0.0%	0.0%		2.0%	6.3%

Free-standing ALs
Ending occupied units (4)	2,643	2,533	2,368	110	4.3%		165	7.0%
Ending occupancy % (4)	91%	89%	83%	2%			6%
Average occupied units (4)	2,578	2,453	2,314	125	5.1%		139	6.0%
Average occupancy % (4)	90%	86%	82%	4%			4%
Revenue per occupied unit (per month)	$3,564	$3,270	$3,010	$294	9.0%		$260	8.6%
Operating contribution per unit (per month)	1,125	885	600	240	27.1%		285	47.5%

Resident and healthcare revenue	110,269	96,264	83,584	14,005	14.5%		12,680	15.2%
Cost of community service revenue, exclusive of
depreciation presented separately below	75,454	70,207	66,922	5,247	7.5%		3,285	4.9%
Segment operating contribution (2)	34,815	26,057	16,662	8,758	33.6%		9,395	56.4%
Operating contribution margin (3)	31.6%	27.1%	19.9%	4.5%	16.6%		7.2%	36.2%

Management services operating contribution	$3,528	$1,882	$1,522	$1,646	87.5%		$360	23.7%

Total segment operating contributions	165,407	144,528	117,021	20,879	14.4%		27,507	23.5%
As a % of total revenue	33.4%	32.3%	29.3%	1.1%	3.4%		3.0%	10.2%

Lease expense	60,936	60,076	46,484	860	1.4%		13,592	29.2%
Depreciation and amortization, inclusive of general and
administative depreciation and amortization of $1,925
$1,990 and $1,728, respectively	36,392	31,148	26,867	5,244	16.8%		4,281	15.9%
Amortization of leasehold acquisition costs	2,567	2,917	2,421	(350)	(12.0%	)	496	20.5%
Loss (gain) on sale of assets	709	(41)	(23,153)	750	NM		23,112	NM
General and administrative	$30,327	$28,671	$25,410	$1,656	5.8%		$3,261	12.8%
Income from operations	$34,476	$21,757	$38,992	$12,719	58.5%		$(17,235)	(44.2%)

(1)	Selected financial and operating data does not include any inter-segment transations or allocated costs.
(2)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.
(3)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.
(4)
Excludes nine free-standing assisted living communities in which we own a non-controlling interest through joint ventures. These joint ventures are not included in the consolidated free-standing assisted living segment results. The net results of these joint ventures are accounted for using the equity method and are included in Other income (expense) in the consolidated statement of operations. See Note 8 to the consolidated financial statements.

NM Not Meaningful

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Retirement Centers

Revenue - Retirement center revenues were $378.1 million for the year ended December 31, 2005, compared to $347.2 million for the year ended December 31, 2004, an increase of $30.9 million, or 8.9%, which was comprised of:

•
$4.6 million related to revenues from the February 2005 acquisition of Galleria Woods. At December 31, 2005, 159 units or 76% of the community was occupied. We expect occupancy to increase at this retirement center following the completion of a renovation of the community initiated in 2005.

•
$25.3 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $10.2 million increase in therapy services revenue). Rate increases include the mark-to-market effect from turnover of residents (reselling units at higher current selling rates), annual increases in monthly service fees from existing residents and the impact of increased Medicare reimbursement rates for skilled nursing and therapy services. We expect that selling rates to new residents will generally continue to increase during fiscal 2006 absent an adverse change in market conditions.

•
$1.0 million from other increases in occupancy. Occupancy of the retirement center segment at December 31, 2005 was 96%. Any occupancy gains above this level should produce significant incremental operating contributions. We are focused on maintaining this high level of occupancy across the portfolio, and making incremental occupancy gains at selected communities with below average occupancy levels for our retirement centers.

Costs of community service revenue - Retirement center costs of community service revenue (exclusive of depreciation) were $251.1 million for the year ended December 31, 2005, compared to $230.6 million for the year ended December 31, 2004, an increase of $20.5 million, or 8.9%, which was comprised of:

•	$4.8 million related to operating expenses from the February acquisition of Galleria Woods.

•
$12.2 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $4.7 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community expansions or the growth of ancillary programs such as therapy services.

•	$3.5 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property related costs.

Segment operating contribution - Retirement center operating contribution was $127.1 million for the year ended December 31, 2005, compared to $116.6 million for the years ended December 31, 2004, an increase of $10.5 million, or 9.0%.

•	The operating contribution margin was consistent at 33.6% for the year ended December 31, 2005 and 2004, respectively.

•
The operating contribution margin in 2005 reflected continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community service revenue costs including labor, employee benefits and insurance related costs. These margin improvements were offset by the break-even contribution of the Galleria Woods community acquired in February 2005, and the additional start-up costs associated with the growth of our therapy programs and outside therapy contracts.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $110.3 million for the year ended December 31, 2005, compared to $96.3 million for the year ended December 31, 2004, an increase of $14.0 million, or 14.5%, which was comprised of:

•
$10.6 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $2.1 million related to increased revenues from therapy services. We will be focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•
$3.4 million from increased occupancy. Total occupancy increased from 89% at December 31, 2004 to 91% at December 31, 2005, an increase of 2 percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of our business should be able to achieve average occupancy levels at or near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

Costs of community service revenue - Free-standing assisted living costs of community service revenue (exclusive of depreciation) were $75.5 million for the year ended December 31, 2005, compared to $70.2 million for the year ended December 31, 2004, an increase of $5.2 million, or 7.5%, which was comprised of:

•
$3.7 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $1.4 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 91%, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•
$1.5 million of other net cost increases. This includes increased community overhead costs, such as marketing and utilities, as well as food costs, property tax expenses and various other cost increases.

Segment operating contribution - Free-standing assisted living segment operating contribution was $34.8 million for the year ended December 31, 2005, compared to $26.1 million for the year ended December 31, 2004, an increase of $8.8 million, or 33.6%.

•	For the year ended December 31, 2005 and 2004, the operating contribution margin increased to 31.6% from 27.1%, an increase of 4.5 percentage points or 16.6%.

•
The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of community service revenue costs. The incremental increase in operating contribution as a percentage of revenue increase was 62.5% for the year ended December 31, 2005.

We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental community operating contribution margins (as a percentage of revenue increase) for this segment.

Management Services

Management services operating contribution was $3.5 million and $1.9 million for the year ended December 31, 2005 and 2004, respectively. This increase is the result of an increase in service revenue related to several management service contracts acquired during the year.

Lease Expense. Lease expense was $60.9 million for the year ended December 31, 2005, compared to $60.1 million for the year ended December 31, 2004, an increase of $0.9 million, or 1.4%.

•
As a result of a sale-leaseback transaction completed in July 2004, a retirement center is currently operated pursuant to an operating lease (previously owned). Lease expense increased $1.7 million as a result of this transaction. This increase was offset by approximately $0.9 million of increased amortization of deferred gain on sale and $2.5 million in reduced lease expense associated with the February 2005 acquisition of the real assets of one free-standing assisted living community and the July 2005 acquisition of the real assets underlying a retirement center. These communities were previously operated pursuant to operating leases.

•
As a result of the expiration of contingent earn-outs included in lease agreements for two free-standing assisted living communities, these leases were accounted for as operating leases as of December 31, 2004 (versus lease financing obligation treatment for these leases in prior periods). Lease expense for the year ended December 31, 2005 increased $1.6 million related to these two free-standing assisted living communities.

•	The remainder of the increase in lease expense was the result of rent increases and contingent rent.

•
Net lease expense for the year ended December 31, 2005 was $60.9 million, which includes current lease payments of $67.9 million, plus straight-line accruals for future lease escalators of $4.9 million, net of the amortization of the deferred gain from prior sale-leasebacks of $11.9 million.

•	As of December 31, 2005, we had operating leases for 34 of our communities, including 18 retirement centers and 16 free-standing assisted living communities.

Depreciation and Amortization. Depreciation and amortization expense was $36.4 million for the year ended December 31, 2005, compared to $31.1 million for the year ended December 31, 2004, an increase of $5.2 million, or 16.8%.

•
Approximately $3.1 million of the increase was related to the July 2004 sale-leaseback transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and one free-standing assisted living community.

•
As a result of the July 2005 acquisition of the real assets underlying a retirement center, and the February 2005 acquisitions of Galleria Woods and the acquisition of the real assets underlying one free-standing assisted living community, depreciation increased $0.5 million. The retirement center and free-standing assisted living community were previously operated pursuant to operating leases. These increases were partially offset as a result of the expiration of contingent earn-outs for two free-standing assisted living communities, which were previously accounted for as lease financings, which resulted in a $0.4 million decrease in depreciation expense. The remainder of the increase was primarily attributable to ongoing development and expansion capital improvements.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $2.6 million for the year ended December 31, 2005, compared to $2.9 million for the year ended December 31, 2004. This decrease primarily relates to the acquisitions of the real assets of a retirement center in July 2005 and a free standing assisted living community in February 2005. These communities were previously operated pursuant to operating leases.

Loss (Gain) on Disposal or Sale of Assets. Loss on disposal or sale of assets was $0.7 million for the year ended December 31, 2005, compared to a $41,000 gain for the year ended December 31, 2004. This loss was related to fixed asset disposals at certain communities.

General and Administrative. General and administrative expense was $30.3 million for the year ended December 31, 2005, compared to $28.7 million for the year ended December 31, 2004, an increase of $1.7 million, or 5.8%.

•
$2.4 million related to payroll and other costs associated with general corporate growth and expansion, which was offset by a decrease of $1.4 million from the accrual during 2004 of a one-time executive bonus resulting from the achievement of specified goals related to improvements in our capital structure, and a decrease of $1.2 million related to general and professional liability insurance and reserves

•
$1.9 million from increased stock compensation expense, primarily as a result of a significant increase in our stock valuation and the related variable accounting expense associated with performance based restricted stock granted to certain of our executive officers during 2005.

•	General and administrative expense as a percentage of total consolidated revenues was 6.1% and 6.4% for the years ended December 31, 2005 and 2004.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 5.5% and 5.8% for the year ended December 31, 2005 and 2004, respectively, calculated as follows:

	Year Ended December 31,
	2005	2004
Total consolidated revenues	$495,000	$447,609
Revenues of unconsolidated managed communities	59,463	51,997
Less management fees	3,528	1,882
Total combined revenue	$550,935	$497,724

Total general and administrative expense	$30,327	$28,671

General and administrative expense as a % of total consolidated revenues	6.1%	6.4%
General and administrative expense as a % of total combined revenue	5.5%	5.8%

Interest Expense. Interest expense was $15.8 million for the year ended December 31, 2005, compared to $31.5 million for the year ended December 31, 2004, a decrease of $15.7 million, or 49.8%. This decrease was primarily the result of:

•
The sale-leaseback transactions completed in July 2004, in which we repaid the remaining $82.6 million balance of the mezzanine loan, and $18.9 million of first mortgage debt. These transactions decreased the year ended December 31, 2005 interest expense compared to the year ended December 31, 2004 interest expense by approximately $13.3 million.

•
The December 31, 2004 expiration of contingent earn-outs included in lease agreements for two free-standing assisted living communities. These leases are currently accounted for as operating leases (versus lease financing obligation treatment for these leases for periods prior to December 31, 2004). Interest expense for the year ended December 31, 2005 decreased $1.3 million related to these two free-standing assisted living communities.

•
Our public equity offering completed in January 2005 resulted in the repayment of $17.2 million of 9.625% mortgage notes, issued in 2001, due October 1, 2008. In addition, during January 2005, we repaid a $5.7 million, 9% fixed interest mortgage note, issued in July 2004, due July 2006. These repayments were made from the proceeds of the offering, and decreased the year ended December 31, 2005 interest expense compared to the year ended December 31, 2004 interest expense by approximately $1.5 million.

•
The redemption of $4.5 million in principal amount of our Series B Notes on April 30, 2004. This transaction decreased the year ended December 31, 2005 interest expense compared to the year ended December 31, 2004 interest expense by approximately $0.2 million.

•
The remainder of the decrease was attributable to routine debt payments and was partially offset by a $1.0 million increase in interest expense related to debt associated with certain real asset acquisitions for the year ended December 31, 2005.

Interest Income. Interest income was $4.4 million for the year ended December 31, 2005, compared to $2.8 million for the year ended December 31, 2004. This increase is primarily attributable to gains on various investments and the interest income received on notes issued during fiscal 2005. See Note 6 to our consolidated financial statements. Interest income will vary subject to continued reductions in required cash balances and changes in interest rates.

Other Income. Other income was $0.2 million and $0.4 million for the year ended December 31, 2005 and 2004, respectively. Other income includes miscellaneous income and expense as well as our equity in the earnings or losses of unconsolidated subsidiaries in which we own a non-controlling financial interest.

Income Taxes. Income tax expense was a benefit of $47.5 million for the year ended December 31, 2005, compared to an expense of $2.4 million for the year ended December 31, 2004. As of December 31, 2005 and 2004, the Company carried a valuation allowance against deferred tax assets in the amount of $6.1 million and $66.1 million, respectively, a decrease of $60.0 million over 2004. As a general principle, in assessing valuation of its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In determining when it may meet the “more likely than not” recoverability criteria for its deferred tax assets, the Company will continue to assess its projected future taxable income and other factors.

During the year ended December 31, 2005, the Company determined that it would reduce its valuation allowance against deferred assets by approximately $55.7 million, resulting in a significant tax benefit in the year. This determination was made following a comprehensive analysis and careful consideration of the factors described above in light of the following attributes:

•	the nature and predictable timing of reversal of the subject deferred tax assets and the nature and timing of losses that contributed to the tax valuation allowance,
•	the Company’s recently reported positive income from operations, net income and occupancy data,
•	senior management’s proven ability to reasonably project future operating results, and
•	the continued improvement in the Company’s capital structure

As a result of the reduction in the deferred tax valuation allowance, the Company recognized a $47.5 million net income tax benefit for the year ended December 31, 2005.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $1.0 million and $2.4 million for the year ended December 31, 2005 and 2004, respectively. This reduction in minority interest was primarily attributable to the July 2004 sale-leaseback transaction in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those communities), partially offset by improved operating performance at Freedom Square.

Net Income. We experienced net income of $69.7 million (including the $55.7 million impact of the reduction of our tax valuation allowance), or $2.29 earnings per basic and $2.17 earnings per diluted share, for the year ended December 31, 2005, compared to a net loss of $11.3 million, or $0.48 loss per basic and diluted share, for the year ended December 31, 2004.

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

Cost of community service revenues - Retirement center cost of community service revenues (exclusive of depreciation) were $230.6 million for the year ended December 31, 2004, compared to $213.9 million for the year ended December 31, 2003, an increase of $16.7 million, or 7.8%, which was comprised of:

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

•
The increased operating contribution margin in 2004 primarily relates to continued operational improvements throughout the retirement center segment resulting from increased occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of cost of community service revenues including labor, employee benefits and insurance related costs.

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

Costs of community service revenues - Free-standing assisted living costs of community service revenues (exclusive of depreciation) were $70.2 million for the year ended December 31, 2004, compared to $66.9 million for the year ended December 31, 2003, an increase of $3.3 million or 4.9%, which was comprised of:

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

•
The increased margin primarily relates to strong increases in revenue per occupied unit and some occupancy increases, coupled with control of community service revenue costs. The incremental increase in operating contribution as a percentage of revenue increase was 74% for the year ended December 31, 2004 versus December 31, 2003.

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

Depreciation and Amortization. Depreciation and amortization expense was $31.1 million for the year ended December 31, 2004, compared to $26.8 million for the year ended December 31, 2003, an increase of $4.3 million, or 15.9%. Approximately $4.2 million of the increase was related to the July 2004 transaction which reduced the depreciable asset lives to the ten year initial lease term for two retirement centers and one free-standing assisted living community. In addition, depreciation expense increased $1.0 million related to 2004 and 2003 depreciation on assets previously held-for-sale. These increases are offset by $2.9 million decrease of depreciation expense related to the 2003 sale lease-back of three retirement centers and the sale of an additional retirement center. Depreciation expense for the quarter ended December 31, 2004 was $9.2 million.

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

Income Taxes. The provision for income taxes was an expense of $2.4 million for the year ended December 31, 2004, and $2.7 million for the year ended December 31, 2003. These taxes are largely the result of tax on gains recognized in connection with the July 2004 and September 2003 sale and sale-leaseback transactions. We have a valuation allowance against deferred tax assets of approximately $66.1 million as of December 31, 2004, which increased by approximately $10.1 million during calendar year 2004. As a result of our reported losses in the prior years, we did not meet the “more likely than not” recoverability criteria necessary to currently recognize the benefit of our deferred tax assets, except for those assets which will be recovered through known reversals of deferred tax liabilities.

Minority Interest in Earnings of Consolidated Subsidiaries, Net of Tax. Minority interest in earnings of consolidated subsidiaries, net of tax, was $2.4 million and $1.8 million for the year ended December 31, 2004 and 2003, respectively. This amount was attributable to the HCPI equity investment made during September 2002, as well as the Freedom Square management agreement consolidated in accordance with applicable accounting literature. A $0.9 million reduction in minority interest was attributable to the July 2004 sale-leaseback in which we sold a substantial majority of our interest in two retirement centers and one free-standing assisted living community (while retaining a 10% interest in those three communities). Offsetting this decrease is an increase of $1.5 million, which was attributable to increased entrance fee sales for the year ended December 31, 2004 versus December 31, 2003 at Freedom Square.

Net Loss. We experienced a net loss of $11.3 million, or $0.48 loss per diluted share, for the year ended December 31, 2004, compared to a net loss of $16.1 million, or $0.88 loss per diluted share, for the year ended December 31, 2003.

Quarterly Results

The following tables present certain quarterly operating results for each of our last eight fiscal quarters, derived from our unaudited financial statements. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2005 Quarter Ended				Year Ended
	Mar 31	June 30(1)	Sept 30	Dec 31	Dec 31, 2005
	(amounts in thousands, except per share data)
Statements of Operations Data:
Total revenues	$118,991	$121,699	$124,749	$129,561	$495,000
Income from operations	6,769	9,245	9,045	9,417	34,476
Net income	2,625	59,000	4,090	3,983	69,698

Earnings per share:
Basic	$0.09	$1.90	$0.13	$0.13	$2.29
Weighted average basic shares outstanding	28,899	31,053	30,918	31,073	30,378
Diluted	$0.09	$1.82	$0.13	$0.12	$2.17
Weighted average diluted shares outstanding	30,700	32,331	32,513	32,953	32,124

	2004 Quarter Ended				Year Ended
	Mar 31	June 30	Sept 30(2)	Dec 31	Dec 31, 2004
	(amounts in thousands, except per share data)
Statements of Operations Data:
Total revenues	$109,143	$110,149	$112,049	$116,268	$447,609
Income from operations	5,588	7,305	2,993	5,871	21,757
Net income	(4,507)	(2,260)	(6,663)	2,113	(11,317)

Earnings per share:
Basic	($ 0.21)	($ 0.09)	($ 0.27)	$0.08	$(0.48)
Weighted average basic shares outstanding	21,258	24,290	24,665	24,977	23,798
Diluted	($ 0.21)	($ 0.09)	($ 0.27)	$0.08	$(0.48)
Weighted average diluted shares outstanding	21,258	24,290	24,665	26,606	23,798

(1)
During the quarter ended June 30, 2005, we reduced our valuation allowance against deferred assets by approximately $55.7 million, which resulted in a significant tax benefit in the period. See Note 17 to our consolidated financial statements.

(2)	During the quarter ended September 30, 2004, we recorded a write-off of $3.3 million of unamortized financing costs (in interest expense) relating to the early prepayment of debt.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, lease and tax obligations during the next twelve months.

Our primary sources of cash from operating activities are the collection of monthly and other billings for providing housing, healthcare services and ancillary services at our communities, proceeds from the sale of entrance fees, and management fees from the communities we manage for third parties. These collections are primarily from residents or their families, with approximately 17% coming from various reimbursement programs (primarily Medicare). The primary uses of cash for our ongoing operations include the payment of community operating expenses, including labor costs and related benefits, general and administrative costs, lease and interest payments, principal payments required under various debt agreements, refunds due upon termination of entrance fee contracts, working capital requirements, and capital expenditures necessary to maintain our buildings and equipment.

We have substantial payment commitments on our outstanding debt, capital leases and lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
In addition to our long term debt of $146.6 million we have capital lease and lease financing obligations of $177.4 million, for total debt of $324.0 million at December 31, 2005. We also guaranty $18.0 million of third party senior debt in connection with a retirement center and a free-standing assisted living community that we operate.

•
We have long-term debt payments including recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $146.6 million, including $12.0 million due during the twelve months ending December 31, 2006. We intend to pay these amounts as they come due primarily from cash provided by operations. See our Future Cash Commitments table below.

•
As of December 31, 2005, we lease 43 of our communities (34 operating leases and 9 leases accounted for as lease financing obligations). As a result, we have significant lease payments. Our capital lease and lease financing obligations include payments of $16.9 million that are due in the twelve months ending December 31, 2006. During the twelve months ending December 31, 2006, we are also obligated to make minimum rental payments of approximately $68.2 million under long-term operating leases. We intend to pay these capital lease, lease financing obligations and operating lease obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

As of December 31, 2005, we had approximately $40.8 million in unrestricted cash and cash equivalents and $28.4 million in restricted cash. For the year ended December 31, 2005, the Company’s cash provided by operations was $60.8 million. At December 31, 2005, we had $90.5 million of negative working capital, which includes the classification of $123.6 million of entrance fees and $4.6 million in tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $31.2 million of cash for the year ended December 31, 2005.

On January 26, 2005, we completed a public offering of 5,175,000 shares of our common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $49.9 million.

On January 24, 2006, the Company completed an additional public offering of 3,450,000 shares of its common stock, including the underwriter’s over-allotment of 450,000 shares. The shares were priced at $26.60. The net proceeds of the offering, after deducting underwriting discounts and commissions, were approximately $89.8 million.

We would expect, from time to time, to selectively pursue potential future acquisitions of senior living communities and businesses engaged in activities that are similar or complementary to our business. Such transactions may be funded by a combination of our equity investment in combination with debt financing, or with lease or other financing. Certain transactions may be structured as joint ventures with other third party capital partners, typically with us having a minority ownership interest and providing management services to the communities.

We also plan to add additional expansion units to our portfolio, primarily through the expansion of our existing retirement center communities and by expanding two of our existing free-standing assisted living communities into full retirement center campuses. We currently have expansion projects in various stages of development relating to a number of our communities. Several of these have recently begun construction or are expected to begin construction during the next twelve months, and will increase our unit capacity over the next several years (beginning in 2006). These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

We may also, from time to time, selectively pursue the development and construction of new senior living communities. These new development projects would generally require us to provide a portion of the funding as equity investment and to arrange mortgage or other financing for the remaining cost, or may utilize lease financing. Certain development projects may be structured as joint ventures with other third party capital partners.

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2006, since 73.8% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

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

Fiscal 2005 Transactions and Debt Activity

On September 22, 2005, we entered into a $21.0 million construction loan with a commercial lender in order to finance the expansion of one of our assisted living communities in Austin, Texas. The expansion involves the development of a 99-bed skilled nursing facility that will be integrated into the community. The loan matures in September 2008, and includes two one-year extension options. The outstanding principal balance of the loan will bear interest at a variable rate equal to LIBOR plus 2.75%. We will be required to make monthly payments of interest only through the scheduled maturity date. If we exercise our extension options, we will also be required to make monthly principal payments (based upon a 25 year amortization schedule) during the extension period(s). At December 31, 2005, we have $5.6 million outstanding under this loan.

On December 12, 2005, we entered into a transaction with ASF of Green Hills, LLC, an affiliate of American Seniors Foundation, Inc., a non-profit entity ("ASF"), pursuant to which we entered into a management services agreement to manage the development and construction of ASF’s rental assisted living community in Nashville, Tennessee, and subsequently manage the operations of the community. ASF’s total development cost of the project is estimated to be approximately $32.3 million. We agreed to provide certain initial financing to ASF, by providing a $32.3 million loan to ASF, which will be advanced by us primarily over the next twelve months. A $26.3 million promissory note receivable matures on December 12, 2010 and bears interest at a variable rate equal to one month LIBOR plus 250 basis points. A second $6.1 million promissory note receivable matures on December 12, 2015 and bears interest at 10.5%. Under the promissory notes, ASF is required to make monthly payments of interest only through the scheduled maturity dates. At December 31, 2005, $5.5 was outstanding under these notes receivable from ASF. ASF intends to refinance these notes with long-term tax-exempt financing upon stabilization of the community.

In order to provide this financing to ASF, we obtained a $26.3 million construction loan from a commercial bank. The loan matures on December 12, 2010 and bears interest at a variable rate equal to one-month LIBOR plus 225 basis points. Under this loan, we are required to make monthly payments of interest only through the scheduled maturity date. We have pledged the two ASF promissory notes, and related collateral, to the lender. At December 31, 2005, we have $1.7 million outstanding under this loan.

On December 22, 2005, we entered into three loans with a commercial lender to facilitate the expansion of our Brandywine, Pennsylvania entrance fee continuing care retirement community. The aggregate principal amount of the loans is $25.8 million. In consummation of this transaction, we obtained:

•
A $9.4 million construction loan in order to finance the development of 28 independent living units to be known as the Terrace Homes at Brandywine, which will be integrated as part of the community's campus. The loan matures on December 22, 2008 and bears interest, at our election, at a variable rate equal to LIBOR plus 2.75% or the lender's base rate plus 1.0%. Under this loan, we are required to make monthly payments of interest only through the scheduled maturity date. The loan will primarily be repaid with the proceeds from the sale of the entrance fee independent units. At December 31, 2005, we have outstanding $0.1 million related to this construction loan.

•
An $11.4 million construction loan in order to finance a 57-unit expansion of the healthcare center at the community. The loan matures on December 22, 2008 and includes two one-year extension options (subject to the satisfaction of certain conditions, including the payment of an extension fee). The loan bears interest, at our election, at a variable rate equal LIBOR plus 2.75% or the lender's base rate plus 1.0%. Under this loan, we are required to make monthly payments of interest only through the scheduled maturity date. If we exercise our extension options, we will additionally be required to make monthly principal payments through the term of the loan. At December 31, 2005, we have outstanding $4.1 million related to this construction loan.

•
A $5.0 million term loan, which replaces a $4.5 million term loan repaid during March 2005. The loan matures on December 22, 2008 and we have two one-year extension options (subject to the satisfaction of certain conditions, including the payment of an extension fee). The loan bears interest, at our election, at a variable rate equal to LIBOR plus 2.5% or the lender's base rate plus 1.0%. Under this loan, we are required to make monthly payments of interest only through the scheduled maturity date. If we exercise our extension options, we will additionally be required to make monthly principal payments through the term of the loan. At December 31, 2005, we have outstanding $5.0 million related to this loan.

Fiscal 2004 Transactions and Debt Activity

HCPI Sale-Leaseback and Repayment of Mezzanine Loan

In September 2002, we entered into a $112.8 million mezzanine loan with Health Care Property Investors, Inc. or HCPI for a five-year term. At the same time, HCPI also made a $12.2 million equity investment in certain other subsidiaries that functioned solely as passive real estate holding companies owning the real property and improvements of nine retirement centers. HCPI received a 9.8% ownership interest in those subsidiaries as a result of that investment.

In September 2003, we partially repaid the mezzanine loan through a separate multi-property transaction with HCPI that resulted in the repayment of $51.8 million of the principal and accrued interest on the mezzanine loan

On July 15, 2004, we completed a multi-property sale-leaseback transaction with HCPI. In the transaction, we sold a substantial majority of our interest in the real property and improvements underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in those three communities. We also sold to HCPI all of our interest in the real property and improvements underlying one of our other retirement centers.(1) We continued to operate all four of the communities involved in the transaction under a master lease. The proceeds from the transaction were used primarily to repay $18.9 million of mortgage debt and the remaining $82.6 million balance of the mezzanine loan with HCPI.

The four communities involved in the July 15, 2004 transaction were valued at $153.5 million, as supported by fair market value appraisals. The communities had a combined capacity of 1,353 units, including independent living, assisted living, memory enhancement and skilled nursing units. Two of the communities are located in Florida, one in Kentucky and one in Michigan. As a result of the transaction, we owned 10% of the real estate holding companies owning three of the communities. HCPI owned 90% of those holding companies and 100% of the fourth real estate holding company. These four real estate holding companies leased the four communities to us pursuant to a master lease.

The master lease agreement has an initial term of ten years, plus three ten year renewal periods at our option. The initial lease rate is 8.8% on the $153.5 million value, consisting of a 9% base lease rate on invested equity in the real estate holding companies and a pass-through of the cost of $24.8 million of mortgage debt for two of the real estate holding companies. The $24.8 million of mortgage debt was retained by two of the real estate holding companies and, commencing July 2004, was no longer consolidated on our balance sheet. Our existing guarantee with respect to $16.8 million of that debt was unchanged and remained in place. The lease also contained certain formula-based lease rate escalators. For the three communities in which we retained a 10% interest, we also retained a formula-based option (transaction value escalated at 3% per annum, compounded annually) to repurchase the real estate, which option was exercisable at the end of the base lease term or any renewal term. The agreement also has a provision which allows up to $0.9 million of additional proceeds on the free-standing assisted living community contingent on achievement of certain operating results at that community.

The master lease has been accounted for as an operating lease for one of the retirement centers and as a lease financing with respect to the other three communities as a result of the continuing 10% ownership interest and other factors. Because of the lease financing treatment for these three communities, the amount of debt on our balance sheet remains approximately the same following the transaction. The debt associated with these three new lease financings is being fully amortized over the initial ten-year lease term. No gain or loss was recognized for the three communities with lease financing treatment. For the community being accounted for as an operating lease, we realized a gain of approximately $16.3 million, which was deferred and is being amortized over the initial ten-year lease term.

As a result of the transaction, during the third quarter of 2004, we wrote-off $3.3 million of unamortized financing costs relating to the early prepayment of the mezzanine loan and the other debt repaid, and we expensed approximately $1.2 million of other transaction related costs. Additionally, we recorded $2.5 million current tax expense related to the taxable gain on the sale of our interest in the four communities after full utilization of U.S. Federal net operating losses. The transaction resulted in the repayment of the remaining $82.6 million balance of the mezzanine loan, including accrued interest, as well as $18.9 million of mortgage debt.

We also obtained on July 15, 2004 a separate mortgage loan from HCPI in the amount of $5.7 million. Interest was payable monthly at 9%, with the principal balance due in July 2006. The note is secured by mortgages on one of our free-standing assisted living communities, an undeveloped land parcel and a free-standing assisted living community leased to a third party. This mortgage loan was fully repaid with the proceeds of the January 2005 public offering.

____________________

(1)
Prior to the transaction, we held 90.2% and HCPI held 9.8% interests in the real property underlying the three retirement centers and we owned a 61% interest in the free-standing assisted living community through a joint venture with unaffiliated parties. After the transaction, we retained a 10% interest in the real property and improvements underlying two of the retirement centers and the free-standing assisted living community through our 10% interest in the real estate holding companies that serve as the lessors for these communities. We continue to operate all four communities as lessee under a master lease.

Other Fiscal 2004 Debt Activity

During the year ended December 31, 2004, we refinanced $38.6 of mortgage debt which had a scheduled maturity of April 2005, with a total of $43.1 million of mortgage debt, comprised of a $38.5 million mortgage loan and a $4.6 million mortgage loan. The $38.5 million loan has a seven-year maturity, and is secured by three free-standing assisted living communities. The $4.6 million loan has a two-year maturity and is secured by a fourth free-standing assisted living community. The $38.5 million mortgage debt bears interest at a variable rate with a 5.0% floor, and the $4.6 million mortgage loan bears interest at a variable rate with a floor of 6.5%. The $38.6 million mortgage debt which was retired had a variable rate with a 6.75% floor.

On February 12, 2004, we announced that we were electing to redeem $4.5 million in principal amount of our Series B Notes at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. On April 1, 2004, we further announced that we were electing to redeem the remaining $2.1 million principal balance of our Series B Notes on April 30, 2004 at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As a result of these two redemption notices, holders of Series B Notes elected to convert $10.9 million of Series B Notes into 4,808,898 shares of common stock at the conversion price of $2.25 per share, and approximately $36,000 of Series B Notes were redeemed. As of April 30, 2004, no Series B Notes remained outstanding.

Cash Flow, Investing and Financing Activity

During the year ended December 31, 2005, we generated a positive net cash flow of $12.3 million. Net cash provided by operating activities was $60.8 million, net cash used by investing activities was $48.4 million and net cash used by financing activities was $35,000. Our unrestricted cash balance was $40.8 million as of December 31, 2005, as compared to $28.5 million as of December 31, 2004. Cash was primarily provided from significantly improved operating results and net entrance fee sales, and proceeds from refinancing transactions, while cash was used primarily for acquisition and development activity, debt service and lease obligations, capital expenditures and working capital.

Net cash provided by operating activities increased to $60.8 million for the year ended December 31, 2005 from $39.1 million for the year ended December 31, 2004, an improvement of $21.6 million, primarily as a result of significantly improved operational results and increased cash from the non-refundable portion of entrance fee sales.

Net cash from entrance fee sales, net of refunds paid on entrance fee terminations, was $31.2 million for the years ended December 31, 2005 and 2004, versus $26.7 million for the year ended December 31, 2003, as follows:

Net cash provided by entrance fee sales:	For the years ended December 31,
(in thousands)	2005	2004	2003

Cash flows from operating activities:
Proceeds from entrance fee sales - deferred income	$37,404	$31,992	$30,588

Cash flows from financing activities:
Proceeds from entrance fee sales - refundable portion	14,895	12,069	11,202
Refunds of entrance fee terminations	(21,105)	(12,871)	(15,107)

Net cash provided by entrance fee sales	$31,194	$31,190	$26,683

Although accounting rules require that refundable portion of entrance fees and a portion of deferred entrance fee income are shown as a current liability (which total $123.6 million as of December 31, 2005), we expect that not only will any refunds due within the next year be offset by new entrance fee sales, but that new sales will continue to be a significant source of cash to us.

We are focused on maintaining strong entrance fee sales for 2006, however, given the high occupancy at our existing entrance fee communities, additional growth of entrance fee sales at these communities may become a function of the available inventory of vacant units. Excluding the February 2005 acquisition of Galleria Woods, our existing entrance fee communities’ independent living units average 98% occupancy.

We routinely make capital expenditures to maintain or enhance communities under our control. Our maintenance capital spending is primarily for refurbishing apartments and maintaining the quality of our communities. Capital spending for the year ended December 31, 2005 was $56.4 million, including $22.8 million of maintenance capital spending, $20.0 million related to acquisitions of communities and real property and $13.6 million of capital expenditures related to development and expansion activities. Our expected fiscal 2006 maintenance capital spending is approximately $28 million. In addition, capital spending on expansion and development activities is expected to increase over the next twelve months as a result of several active projects.

Net cash used by financing activities was $35,000 for the year ended December 31, 2005, compared with $14.3 million of cash used during the year ended December 31, 2004. During the year ended December 31, 2005, we received proceeds of $23.7 million from issuance of long term debt and $49.9 million from the January 2005 offering of 5.2 million shares of our common stock. For the year ended December 31, 2005, we made principal payments on our indebtedness of $63.3 million, refunded $21.1 million related to entrance fee terminations and paid $4.1 million in distributions to minority interest holders.

In connection with certain entrance fee communities, we made principal payments under master trust agreements of $1.1 million during 2005.

During 2004, we experienced a net cash flow of $11.3 million. Net cash provided by operating activities was $39.1 million, net cash used by investing activities was $13.6 million and net cash used by financing activities was $14.3 million. Our unrestricted cash balance was $28.5 million as of December 31, 2004. Primarily, cash was provided from improved operating results and strong entrance fee sales, proceeds from refinancing transactions and issuance of long-term debt, while cash was used primarily for debt service and lease obligations, working capital and capital expenditures.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of December 31, 2005 (amounts in thousands):

	Payments Due by Twelve Months Ended December 31,
	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations and related interest	$211,795	$22,344	$26,560	$25,509	$15,685	$32,452	$89,245
Capital lease and lease financing obligations and related interest	212,764	21,790	22,014	22,492	22,863	23,423	100,182
Operating lease obligations	700,092	68,246	69,291	67,980	69,054	69,829	355,692
Refundable entrance fee obligations(1)	85,164	9,368	9,368	9,368	9,368	9,368	38,324
Other	1,620	1,620	-	-	-	-	-
Total contractual obligations	1,211,435	123,368	127,233	125,349	116,970	135,072	583,443
Notes receivable and related interest(2)	(67,017)	(3,063)	(2,645)	(2,648)	(2,645)	(9,971)	(46,045)
Contractual obligations, net	$1,144,418	$120,305	$124,588	$122,701	$114,325	$125,101	$537,398

	Amount of Commitment Expiration Per Period
	Total	2006	2007	2008	2009	2010	Thereafter
Guaranties(3)	$17,968	$8,683	$368	$399	$432	$467	$7,619
Construction commitments	50,590	48,022	2,568	-	-	-	-
Additional cash funding requirements (4)	26,844	21,476	5,368	-	-	-	-
Total commercial commitments	$95,402	$78,181	$8,304	$399	$432	$467	$7,619

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

(4)
We have committed to fund the construction of a free-standing assisted living community for an unrelated non-profit entity. We will finance this commitment through internal sources and a $26.3 million construction loan from a commercial bank.

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

Revenue Recognition and Assumptions at Entrance Fee Communities

Our seven entrance fee communities provide housing and healthcare services through entrance fee agreements with residents. Under certain of these agreements, residents pay an entrance fee upon entering into the contract and are contractually guaranteed certain limited lifecare benefits in the form of healthcare discounts. The recognition of entrance fee income requires the use of various actuarial estimates. We recognize this revenue by recording the nonrefundable portion of the residents’ entrance fees as deferred entrance fee income and amortizing it into revenue using the straight-line method over the estimated remaining life expectancy of each resident or couple. We periodically assess the reasonableness of these mortality tables and other actuarial assumptions, and measurement of future service obligations.

Self-Insurance Liability Accruals

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We maintain general liability and professional malpractice insurance policies for our owned, leased and certain managed communities under a master insurance program. Our 2005 policy provided single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retentions of $1.0 million and $5.0 million, respectively. As a result, we are self-insured for most typical claims. In addition, we maintain a self-insured workers compensation program (with excess loss coverage in an aggregate amount of $6.3 million with a deductible amount of $350,000 per individual claim and $1.0 million per individual, with a deductible of $250,000 per Texas non-subscriber claim) and a self insured employee medical program (with excess loss coverage of $250,000 per claim). We are self-insured for amounts below these excess loss coverage amounts. We review the adequacy of our accruals related to these liabilities on an ongoing basis, using historical claims, third party administrator estimates, consultants, advice from legal counsel and industry loss development factors, and adjust accruals periodically. Estimated costs related to these self-insurance programs are accrued based on known claims and projected claims incurred but not yet reported. Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Tax Valuation Allowance

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. As of December 31, 2005 and 2004, the Company carried a valuation allowance against deferred tax assets in the amount of $6.1 million and $66.1 million, respectively. In assessing valuation of its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In determining when it may meet the “more likely than not” recoverability criteria for its deferred tax assets, the Company will continue to assess its projected future taxable income and other factors.

Lease Accounting

We determine whether to account for our leases as either operating or financing leases depending on the underlying terms. As of December 31, 2005, we operated 43 of our senior living communities under long-term leases (34 operating and 9 lease financing obligations). The determination of this classification is complex and in certain situations requires a significant level of judgment. Our classification criteria is based on estimates regarding the fair value of the leased community, minimum lease payments, our effective cost of funds, the economic life of the community and certain other terms in the lease agreements. As stated in Note 2 to our consolidated financial statements, communities under operating leases are accounted for in our statement of operations as lease expense for actual rent paid plus or minus any increases or decreases in lease escalators where such escalators are not dependent upon factors directly related to the future use of the leased property. For communities under capital lease and lease financing obligation arrangements, a liability is established on our balance sheet based on either the present value of the lease payments or the gross proceeds received and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the remaining base lease obligation and the lease asset is depreciated over the term of the lease. In addition, we amortize leasehold improvements purchased during the term of the lease over the shorter of their economic life or the lease term. Sale lease-back transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs.

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

Leasehold Acquisition Costs

At December 31, 2005 and 2004, we had $21.9 million and $29.4 million, respectively, of leasehold acquisition costs. The terms of the leasehold interests range from April 2012 to August 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements, if shorter. Accumulated amortization for the years ended December 31, 2005 and 2004 was $9.6 million and $9.4 million, respectively. Leasehold acquisition costs are assessed for impairment based upon the amount of estimated undiscounted future cash flows from the communities over the remaining lease terms.

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts, to represent our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $4.2 million and $3.2 million as of December 31, 2005 and 2004, respectively. The adequacy of our allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Changes in legislation or economic conditions could have an impact on the collection of existing receivable balances or future allowance considerations.

During 2005 and 2004, 16.5% and 14.9%, respectively, of our resident and health care revenues were derived from services covered by various third-party payor programs, including Medicare and Medicaid. Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments under reimbursement programs. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. We accrue contractual or cost related adjustments from Medicare or Medicaid when assessed (without regard to when the assessment is paid or withheld), even if we have not agreed to or are appealing the assessment. Subsequent positive or negative adjustments to these accrued amounts are recorded in net revenues when known.

Long-lived Assets and Goodwill

As of December 31, 2005, our long-lived assets were comprised primarily of $551.3 million of land, buildings and equipment and $21.9 million of leasehold acquisition costs. In accounting for our long-lived assets, other than goodwill and other intangible assets, we apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Beginning January 1, 2002, we accounted for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2005, we had $36.5 million of goodwill.

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

Purchase Options

Purchase options to acquire property are recorded at their cost and, upon exercise, are applied to the cost of the property at the time of acquisition. Nonrefundable purchase options are expensed when they expire or when we determine it is no longer probable that the property will be acquired. We currently have purchase options underlying two communities and two land parcels with an aggregate recorded value of $9.4 million. Based upon variable termination clauses dependent upon occupancy, an option with a recorded value of $8.3 million will expire in July 2017 and an option with a recorded value of $1.0 million will expire in December 2012. We intend to exercise these purchase options. If it is determined at some future time that we no longer intended to exercise these options, we will transfer them for other consideration, or that their value was impaired, a loss would be recorded at that time.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”). This standard revises SFAS No. 123, APB No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, we used the intrinsic value method of APB 25 during 2005 to value stock options, and accordingly, no compensation expense has been recognized for stock options as we grant stock options with exercise prices equal to our common stock market price on the date of the grant. Alternatively, SFAS No. 123(R) requires the expensing of all stock-based compensation, including stock options, using the fair value based method. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS 123(R), which requires us to apply Statement 123(R) as of January 1, 2006. We have adopted SFAS 123(R) as of January 1, 2006.

SFAS 123(R) requires public companies to adopt its requirements using either the “modified prospective” or the “modified retrospective” method. The“modified prospective” method requires the recognition of compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 as originally issued (“SFAS 123(O)”) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits us to restate, based on the amounts previously recognized under SFAS 123(O) for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have elected to expense our share-based payments using the modified prospective transition method prescribed in SFAS 123(R). Accordingly, no expense is recognized for awards vested in prior periods.

As permitted by Statement 123(O) and through December 31, 2005, we accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, since prior grants were generally issued with an exercise price equal to the market price of our common stock on the date of grant, we recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2(s) to our consolidated financial statements.

As of December 31, 2005, we have approximately 0.8 million unvested options outstanding that will be expensed over the applicable remaining requisite service period. The total fair value of these unvested outstanding options is approximately $1.9 million, net of deferred tax benefits of approximately $0.6 million, of which $0.7 million will be expensed during fiscal 2006, net of $0.1 million of deferred tax benefits. As shown in the following table, the total estimated impact of the adoption of SFAS 123(R) and total expense related to all stock-based compensation plans for the year ending December 31, 2006 is expected to approximate $1.5 million and $4.1 million, respectively (amounts shown below in thousands):

Unvested options (1)	$0.8
Estimated fiscal 2006 option grants	1.0
Associate Stock Purchase Plan	0.2
Estimated deferred tax benefits	(0.5)
Total estimated expense associated with adoption of SFAS 123R	1.5
Restricted stock, net of deferred tax benefits	2.6
Total estimated fiscal 2006 share-based compensation expense	$4.1

(1) Relates to the expense associated with unvested options outstanding prior to the adoption of SFAS 123R.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Because the timing of these cash flows are directly dependent upon when employees exercise stock options, we cannot reliably estimate the impact of this change to our statements of cash flows.

The weighted average fair value of options granted during 2005, 2004 and 2003 was $6.89, $2.40, and $1.02, respectively. Considering 2005 market trends, we expect this average to continue to increase. We had 0.8 million and 0.7 million unvested options outstanding at December 31, 2005 and 2004, respectively. The application of this new guidance will result in an increase in compensation related expense beginning January 1, 2006.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 31, 2005, this pronouncement had no material effect on our financial position, results of operations or cash flows.

 In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it.  The EITF provides that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause.  The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005).  For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of EITF 04-5 will have a material effect on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement to APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, SFAS No. 154 carries forward the guidance in APB Opinion No. 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, we will adopt SFAS No. 154 in the first quarter of 2006.

 In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”).  FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN No. 47 did not have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, while early application was permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 2004. We adopted the provisions of SFAS No. 153 on April 1, 2005.

Off-Balance Sheet Arrangements - Managed Communities

Our management services segment includes six large retirement centers owned by others and operated by us pursuant to multi-year management agreements. Under our management agreements for these six communities, we receive management fees as well as reimbursed expense revenues, which represent the reimbursement of certain expenses we incur on behalf of the owners. Two of these communities are retirement center cooperatives that are owned by their residents, and three others are owned by not-for-profit sponsors. The remaining retirement center is owned by an unaffiliated third party. These six communities have approximately 1,400 units, representing approximately 10% of the total unit capacity of our communities as of December 31, 2005.

We also own non-controlling interests in 10 senior living communities as of December 31, 2005, one of which is under development. Our interests, through limited liability companies and partnerships, are 20% in 9 communities and 37.5% in one of the communities. We do not control these entities, since the other partners and members participate in the management decisions of these communities. Accordingly, these investments are accounted for under the equity method, and we recognize profits on sales of services to these entities to the extent of the ventures’ outside ownership interest. We have joined our venture partners in guaranteeing $8.4 million of first mortgage debt (secured by the joint venture’s assets) of one of these communities at December 31, 2005.

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

During 2001 and 2000, we acquired leasehold interests in six free-standing assisted living communties owned by affiliates of John Morris, one of our directors. A $7.6 million, 9.625% fixed interest only note, due October 1, 2008 was issued to Dr. Morris’ affiliates. This note, and certain similar notes, were secured by our interest in a retirement center located in Richmond, Virginia and a free-standing assisted living community in San Antonio, Texas. The terms of this note and its related security instruments are identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities. On January 26, 2005, we repaid this note and two similar notes (total repayment of $17.2 million) using proceeds from our January 2005 equity offering.

On July 7, 2005, we acquired all of the real property interests underlying Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-unit assisted living center in Peoria, Arizona for $20.3 million. We previously operated FPCC pursuant to a long-term operating lease with Maybrook Realty, which was 50% owned by W.E. Sheriff, our chairman and chief executive officer and president. We consummated the acquisition pursuant to an option under the lease, which provided for a fixed purchase price of $20.3 million. We also contemporaneously acquired the third-party ground lessor’s interest in the property, including an adjacent parcel of land, for a purchase price of $3.1 million. The total purchase price for these two transactions was $23.4 million, which was supported by a fair market value appraisal. The purchase price was paid with $4.7 million of cash and with the proceeds of an $18.7 million mortgage loan which and is secured by the community.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value of the debt, but do affect the future earnings and cash flows. Generally we do not prepay fixed rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we are required to refinance such debt. At December 31, 2005, we have $84.9 million of variable rate debt. Each one-percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $0.8 million.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2006, since 73.8% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and materially affect the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage our exposure. The swap involves the receipt of a fixed interest rate payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Under the agreement, we receive a fixed rate of 6.87% on the $32.9 million of debt, and pays a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

Item 8. Financial Statements and Supplementary Data

Schedule II - Valuation and Qualifying Accounts
Schedule IV - Mortgage Loans on Real Estate

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO''). Based on its assessment and those criteria, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, as stated in their attestation report, which appears on page 61.

The Company acquired Galleria Woods during 2005, and management has excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, Galleria Woods’ internal control over financial reporting associated with total assets of $18.3 million and total revenues of $4.6 million included in the consolidated financial statements of American Retirement Corporation and subsidiaries as of and for the year ended December 31, 2005. Our independent registered public accounting firm’s audit of the Company’s evaluation of internal control over financial reporting also excluded an audit of the internal control over financial reporting of Galleria Woods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited the accompanying consolidated balance sheets of American Retirement Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II - Valuation and Qualifying Accounts and financial statement Schedule IV - Mortgage Loans on Real Estate as of December 31, 2005 and for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Retirement Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Retirement Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Nashville, Tennessee
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Retirement Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Retirement Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Retirement Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Retirement Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, American Retirement Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

American Retirement Corporation acquired Galleria Woods during 2005, and management excluded from its assessment of the effectiveness of American Retirement Corporation’s internal control over financial reporting as of December 31, 2005, Galleria Woods’ internal control over financial reporting associated with total assets of $18.3 million and total revenues of $4.6 million included in the consolidated financial statements of American Retirement Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of American Retirement Corporation also excluded an evaluation of the internal control over financial reporting of Galleria Woods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Retirement Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Nashville, Tennessee
February 24, 2006

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,771	$28,454
Restricted cash	18,554	25,270
Accounts receivable, net of allowance for doubtful accounts	24,480	16,175
Inventory	1,389	1,364
Prepaid expenses	3,346	2,667
Deferred income taxes	9,795	5,645
Other current assets	15,790	8,490
Total current assets	114,125	88,065

Restricted cash, excluding amounts classified as current	9,881	24,864
Land, buildings and equipment, net	551,298	496,297
Notes receivable	32,865	18,563
Deferred income taxes	45,234	-
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	21,938	29,362
Other assets	67,670	55,636
Total assets	$879,474	$749,250

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,978	$10,372
Current portion of capital lease and lease financing obligations	16,868	16,474
Accounts payable	4,902	5,937
Accrued payroll and benefits	12,599	10,125
Accrued property taxes	8,653	8,872
Other accrued expenses	12,428	9,023
Other current liabilities	9,072	8,505
Tenant deposits	4,563	4,804
Refundable portion of entrance fees	85,164	79,148
Deferred entrance fee income	38,407	33,800
Total current liabilities	204,634	187,060

Long-term debt, less current portion	134,605	125,584
Capital lease and lease financing obligations, less current portion	160,549	182,652
Deferred entrance fee income	122,417	111,386
Deferred gains on sale-leaseback transactions	89,012	98,876
Deferred income taxes	-	4,163
Other long-term liabilities	24,186	19,615
Total liabilities	735,403	729,336

Minority interest	11,316	14,213

Commitments and contingencies (See notes)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, no
shares issued or outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares authorized,
31,751,575 and 25,636,429 shares issued and outstanding, respectively	315	252
Additional paid-in capital	225,476	168,092
Accumulated deficit	(90,727)	(160,425)
Deferred compensation, restricted stock	(2,309)	(2,218)
Total shareholders' equity	132,755	5,701
Total liabilities and shareholders' equity	$879,474	$749,250

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenues:
Resident and health care	$488,383	$443,443	$396,307
Management and development services	3,528	1,882	1,522
Reimbursed expenses	3,089	2,284	2,148
Total revenues	495,000	447,609	399,977

Costs and operating expenses:
Cost of community service revenue, exclusive of depreciation expense
presented separately below	326,504	300,797	280,808
Lease expense	60,936	60,076	46,484
Depreciation and amortization, inclusive of general and administrative
depreciation and amortization of $1,925, $1,990, and $1,728, respectively	36,392	31,148	26,867
Amortization of leasehold acquisition costs	2,567	2,917	2,421
Loss (gain) on disposal or sale of assets	709	(41)	(23,153)
Reimbursed expenses	3,089	2,284	2,148
General and administrative	30,327	28,671	25,410
Total costs and operating expenses	460,524	425,852	360,985

Income from operations	34,476	21,757	38,992

Other income (expense):
Interest expense	(15,815)	(31,477)	(53,570)
Interest income	4,364	2,783	2,762
Other	192	447	132
Other expense, net	(11,259)	(28,247)	(50,676)

Income (loss) before income taxes and minority interest	23,217	(6,490)	(11,684)

Income tax (benefit) expense	(47,530)	2,421	2,661

Income (loss) before minority interest	70,747	(8,911)	(14,345)

Minority interest in earnings of consolidated subsidiaries, net of tax	(1,049)	(2,406)	(1,789)

Net income (loss)	$69,698	$(11,317)	$(16,134)

Basic earnings (loss) per share	$2.29	$(0.48)	$(0.88)
Dilutive earnings (loss) per share	$2.17	$(0.48)	$(0.88)

Weighted average shares used for basic earnings (loss) per share data	30,378	23,798	18,278
Effect of dilutive common stock options and non-vested shares	1,746	-	-
Weighted average shares used for dilutive earnings (loss) per share data	32,124	23,798	18,278

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Additional			Total
	Common stock		paid-in	Accumulated	Deferred	shareholders'
	Shares	Amount	capital	deficit	Compensation	equity

Balance at December 31, 2002	17,341,191	$173	$145,706	$(132,974)	$-	$12,905

Net and comprehensive loss	-	-	-	(16,134)	-	(16,134)
Issuance of common stock pursuant to
associate stock purchase plan	62,793	1	111	-	-	112
Issuance of common stock for conversion of convertible debentures	2,266,517	23	5,079	-	-	5,102
Balance at December 31, 2003	19,670,501	$197	$150,896	$(149,108)	$-	$1,985

Net and comprehensive loss	-	-	-	(11,317)	-	(11,317)
Issuance of common stock pursuant to
associate stock purchase plan	155,042	2	598	-	-	600
Issuance of common stock pursuant to
employee stock option exercise,
including related income tax benefit	561,988	5	2,813	-	-	2,818
Issuance of common stock for conversion
of convertible debentures	4,808,898	48	11,167	-	-	11,215
Issuance of restricted stock	440,000	-	2,618	-	(2,618)	-
Amortization of restricted stock	-	-	-	-	400	400
Balance at December 31, 2004	25,636,429	$252	$168,092	$(160,425)	$(2,218)	$5,701

Net and comprehensive income	-	-	-	69,698	-	69,698
Issuance of common stock pursuant to
secondary offering	5,175,000	52	49,878	-	-	49,930
Issuance of common stock pursuant to
associate stock purchase plan	101,000	1	978	-	-	979
Issuance of restricted stock	277,000	-	2,038	-	(2,038)	-
Cancellation of restricted stock	(42,910)	-	(311)	-		(311)
Issuance of common stock pursuant to
employee stock option exercise,
including related income tax benefit	605,056	10	4,801	-	-	4,811
Amortization of restricted stock	-	-	-	-	1,947	1,947
Balance at December 31, 2005	31,751,575	$315	$225,476	$(90,727)	$(2,309)	$132,755

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$69,698	$(11,317)	$(16,134)
Adjustments to reconcile net income (loss) to cash and cash
equivalents provided by operating activities:
Tax benefit from release of tax valuation allowance	(55,697)	-	-
Depreciation and amortization	38,959	34,065	29,288
Loss on extinguishment of debt	794	-	-
Amortization of deferred financing costs	674	4,700	2,259
Entrance fee items:
Amortization of deferred entrance fee income	(18,264)	(17,502)	(15,423)
Proceeds from entrance fee sales - deferred income	37,404	31,992	30,588
Accrual of deferred interest	-	-	1,996
Amortization of deferred gain on sale-leaseback transactions	(11,815)	(10,902)	(4,960)
Amortization of deferred compensation, restricted stock	1,947	400	-
Minority interest in earnings of consolidated subsidiaries	1,049	2,406	1,789
Tax benefit from exercise of stock options	2,266	432	-
(Gains) losses from unconsolidated joint ventures	(6)	278	478
Loss (gain) on sale or disposal of assets	709	(41)	(23,153)
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(9,031)	(1,273)	(792)
Inventory	(17)	(56)	183
Prepaid expenses	(915)	1,233	188
Other assets	(2,393)	2,303	5,825
Deferred income taxes	(243)	(484)	1,645
Accounts payable	(1,040)	1,137	(1,093)
Accrued interest	(159)	(204)	392
Other accrued expenses and other current liabilities	3,181	(190)	(99)
Tenant deposits	(331)	53	(237)
Deferred lease liability	2,638	5,285	3,472
Other liabilities	1,347	(3,184)	1,033
Net cash and cash equivalents provided by operating activities	60,755	39,131	17,245

Cash flows from investing activities:
Additions to land, buildings and equipment	(36,440)	(19,262)	(16,467)
Acquisition of communities and property, net of cash acquired	(20,007)	-	-
Investment in joint ventures	(13,635)	-	-
Proceeds from the sale of assets	9,472	12,594	8,405
Acquisition of other assets	(1,000)	-	-
Investment in restricted cash	(13,617)	(22,551)	(29,734)
Proceeds from release of restricted cash	34,263	14,540	27,353
Net change in other restricted cash accounts	785	342	(391)
Issuance of notes receivable	(9,465)	-	(4)
Receipts from notes receivable	333	362	255
Other investing activities	908	358	112
Net cash and cash equivalents used by investing activities	(48,403)	(13,617)	(10,471)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	23,736	54,100	19,267
Proceeds from lease financing	-	120,500	-
Proceeds from the issuance of common stock, net of transaction
expenses of $3,166, $0 and $0	49,930	-	-
Proceeds from the issuance of stock pursuant to the associate stock
purchase plan	979	597	112
Proceeds from the exercise of stock options	2,545	2,389	-
Refundable entrance fee items:
Proceeds from entrance fee sales - refundable portion	14,895	12,069	11,202
Refunds of entrance fee terminations	(21,105)	(12,871)	(15,107)
Principal payments on long-term debt	(63,309)	(184,962)	(17,551)
Distributions to minority interest holders	(4,066)	(4,215)	(3,228)
Principal reductions in master trust liability	(1,071)	(1,234)	(1,389)
Expenditures for financing costs	(2,569)	(625)	(978)
Contingent earnouts	-	-	(594)
Net cash and cash equivalents used by financing activities	(35)	(14,252)	(8,266)

See accompanying notes to consolidated financial statements.
(continued)

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)
	Years ended December 31,
	2005	2004	2003

Net increase (decrease) in cash and cash equivalents	$12,317	$11,262	$(1,492)

Cash and cash equivalents at beginning of year	28,454	17,192	18,684
Cash and cash equivalents at end of year	$40,771	$28,454	$17,192

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$15,608	$24,338	$40,449
Income taxes paid	$5,048	$4,838	$1,761

Supplemental disclosure of non-cash transactions:

During the years ended December 31, 2005, 2004 and 2003, the Company (acquired)/sold certain communities and interests in real property and improvements, and entered into and amended certain lease agreements for an aggregate (consideration) proceeds of ($10.5 million), $12.6 million and $8.4 million. In conjunction with these transactions, assets and liabilities changed as follows:

	Years ended December 31,
	2005	2004	2003
Land, buildings and equipment (acquired) disposed	$(59,698)	$16,165	$115,223
Other assets	6,631	(7,131)	(3,643)
Accrued interest and other liabilities	265	(6,926)	(1,597)
Refundable portion of entrance fees	631	-	-
Deferred entrance fee income	9,779	-	-
Deferred gain on sale-leaseback transaction	-	16,568	69,934
Long-term debt, including current portion	26,819	-	(168,471)
Minority interest	5,038	(6,082)	(3,041)
Cash (paid) received in conjunction with (acquisition) disposal
of communities and property, net of cash received or paid	$(10,535)	$12,594	$8,405

During the years ended December 31, 2005 and 2004, contingent earn-out agreements related to three free-standing assisted living communities (which were sold and leased-back in 2002) expired. These agreements constituted continuing involvement at the time of the lease, thus the transaction was recorded as a lease financing. The expiration of these contingent earn-out agreements results in operating lease treatment for two free-standing assisted living communities. As a result, land, buildings and equipment and debt changed as follows:

	Years ended December 31,
	2005	2004	2003
Land, buildings and equipment	$(5,332)	(12,420)	$-
Lease financing obligations	5,538	12,849	-
Deferred gains on sale-leaseback transactions	(206)	(429)	-

See accompanying notes to consolidated financial statements.
(continued)

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands)

During the year ended December 31, 2005, the Company completed a transaction with a real estate investment trust ("REIT") pursuant to which the Company received $9.5 million in proceeds under its existing leases on two of its retirement center communities. This investment by the REIT is recorded by the Company as a refinancing of a previous $8.7 million note payable. In connection with this refinancing, the Company incurred a loss on debt extinguishment which is included as a non-cash charge in the Company's consolidated statements of cash flows for the year ended December 31, 2005.

During the years ended December 31, 2005 and 2004, the Company granted 277,000 and 440,000, respectively, shares of restricted stock. Initially measured compensation related to these grants was $1.7 million and $2.6 million, respectively, which is being amortized as compensation expense over the period of vesting. See Note 12. In addition, during the year ended December 31, 2004, the Company issued 4,808,898 shares of common stock, par value $0.01 per share, to certain holders of the Series B Notes. The holders elected to convert $10.9 million of the Series B Notes to common stock at the conversion price of $2.25 per share. During the year ended December 31, 2003, the Company issued 2,266,517 common shares, par value $0.01 per share, to holders of the Company's 10% Series B Convertible Senior Subordinated Notes (Series B Notes). The holders elected to convert $5.1 million of the Series B Notes to common stock at the conversion price of $2.25 per share. As a result, debt and equity changed as follows:

	Years ended December 31,
	2005	2004	2003
Accrued interest	$-	$383	(5,102)
Long-term debt	-	10,820	23
Common stock	-	48	5,079
Additional paid-in capital	2,034	13,773	-
Deferred compensation, restricted stock	(2,034)	(2,618)	-

See accompanying notes to consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Presentation

The accompanying consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005, include the accounts of American Retirement Corporation (“ARC”) and its wholly-owned and majority-owned subsidiaries (ARC and such subsidiaries being collectively referred to as the “Company”) that operate, own and manage senior living communities. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. Under current authoritative literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the managed communities and is the primary beneficiary of the managed entities’ operations. As a result, the Company consolidates the operating results of a managed community and a community currently under development. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(a)
Use of Estimates and Assumptions: The preparation of the consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land, buildings and equipment, leasehold acquisition costs, goodwill, purchase options and contingent earn-outs; valuation allowances for accounts and notes receivable and deferred income tax assets; actuarial life expectations of residents; and obligations related to employee benefits and liability claims. Actual results could differ from those estimates.

(b)
Recognition of Revenue: The Company provides residents with housing and health care services through various types of agreements. The Company also receives fees for developing certain communities and managing other senior living communities owned by others.

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

Generally, a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the agreement. Since termination of a resident’s agreement can result under many contracts in a refund being due in less than one year, the refundable portion of these entrance fees (equal to the stated fixed minimum refund percentage) is recorded on the balance sheet as a current liability. The remaining portion of entrance fees is shown as deferred entrance fee income. While deferred entrance fee income is generally classified as a long-term liability on the balance sheet, a portion is shown as a current liability during the early years of a resident’s agreement (only until the contractual provisions of the agreement decrease the potential refund to the fixed minimum percentage stated in the agreement).

The deferred entrance fee income is amortized into revenue using the straight-line method over the estimated remaining life expectancy of the resident, based upon actuarial projections. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and certain services. Residents may also elect to obtain additional ancillary services, which are also billed on a monthly basis, as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when earned.

Certain communities also provide services under a type of an entrance fee agreement whereby the entrance fee is fully refundable to the resident or the resident’s estate contingent upon the occupation of the unit by the next resident, unless otherwise required by applicable state law. In this situation, the resident also shares in a percentage, typically 50%, of any appreciation in the entrance fee paid by the succeeding resident, but receives no healthcare benefit. This contingent refund is paid to the preceding resident only upon occupancy of the unit by a new, succeeding resident. Because these refunds are contingent and only payable out of subsequent entrance fee proceeds, these entrance fees are classified on the Company’s consolidated balance sheet as deferred entrance fee income. Because these units can be reoccupied during the remaining life of the building and the Company’s obligations continue as long as the unit can be reoccupied, these refunds are amortized into revenue on a straight-line basis over the remaining life of the building. Additionally, under these agreements the residents pay a monthly service fee, which entitles them to the use of certain amenities and services. These residents may also elect to obtain additional ancillary services, which are billed on a monthly basis, as the services are provided. The Company recognizes these additional fees as revenue on a monthly basis when earned. If residents terminate these agreements, they are required to continue to pay their monthly service fee for the lesser of a specified time period (typically one year) or until the relevant unit is reoccupied.

Resident and health care revenues are reported at the estimated net realizable amounts from residents, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

The Company also provides certain management services related to the development or expansion and construction management of senior living communities, for which it receive certain fees. The Company recognizes these revenues as services are rendered.

(c)
Cash and Cash Equivalents: For purposes of the Consolidated Statements of Cash Flows, the Company considers highly liquid debt investments with original maturities of three months or less to be cash equivalents.

(d)
Restricted Cash: Restricted cash includes cash equivalents held by lenders under loan agreements in escrow for property taxes and property improvements, operating reserves required by certain state licensing authorities and certificates of deposit, held as collateral for letters of credit or in conjunction with leasing activity and insurance requirements, as well as resident deposits. Restricted cash is determined to be short-term when the restriction requirement will expire within twelve months.

For purposes of the Consolidated Statements of Cash Flows, purchases of restricted cash instruments and proceeds from the sale or release of such instruments are presented gross if their expected turnover or maturity exceeds three months. Activity for restricted cash accounts which have a turnover rate of three months or less is presented net.

(e)
Accounts Receivable: Accounts receivable are reported at the net invoiced amount. The allowance for doubtful accounts is the estimated amount of probable credit losses in accounts receivable. At December 31, 2005 and 2004, the allowance for doubtful accounts included in accounts receivable is $4.2 million and $3.2 million, respectively. During the year ended December 31, 2005 and 2004, the Company recorded $2.3 million and $1.9 million, respectively, of bad debt expense. The Company determines the allowance based on historical write-off experience, actual resident information and payor type. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(f)	Inventory: Inventory consists of supplies and is stated at the lower of cost (first-in, first-out) or market.

(g)
Land, Buildings, and Equipment: Land, buildings, and equipment are recorded at cost and include interest capitalized on long-term construction projects during the construction period, as well as other costs directly related to the acquisition, development, and construction of the communities. In accordance with the Company’s policy, expenditures related to maintaining and enhancing communities under its control are capitalized where such expenditures exceed $500 and enhance the value of or increase the economic life of the underlying asset. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 15 to 40 years, and furniture, fixtures and equipment are depreciated over three to seven years. Assets under lease financings and leasehold improvements are amortized over the shorter of their useful life or remaining base lease term. Construction in progress includes costs incurred related to the development, construction or remodeling of senior living communities. If a project is abandoned or delayed, any costs previously capitalized are measured for impairment and expensed accordingly.

(h)
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

(j)
Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective useful life to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. As of December 31, 2005 and 2004, the Company had $36.5 million of goodwill.

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

(m)
Accounting for Interests in Joint Ventures: The Company makes a determination whether it holds a controlling interest in joint ventures is which it has only partial ownership. In cases where it has a majority or controlling ownership, the entity is consolidated with an adjustment for the minority interest of the third parties. When the Company owns a non-controlling minority interest (since other partners or members control or participate in the management decisions of these entities), the investments are accounted for under the equity method. The investments are recorded at cost and subsequently adjusted for equity in net income (losses) and cash contributions and distributions. The Company recognizes profits on sales of services to these entities to the extent of the ventures’ outside ownership interest. The Company recognizes an impairment loss when there is a loss in the value in the equity method investment which is deemed to be an other-than-temporary decline. See Note 8. In the case of ventures which are considered to be variable interest entities, the Company will consolidate the results of these ventures in accordance with FIN No. 46R, Consolidation of Variable Interest Entities, if it is the primary beneficiary.

(n)
Lease Classification: The Company, as the lessee, makes a determination with respect to each of these leases whether they should be accounted for as operating or financing leases. The Company bases its classification criteria on estimates regarding the fair value of the leased community, minimum lease payments, the Company’s effective cost of funds, the economic life of the community and certain other terms in the lease agreements. Lease expense attributable to communities under operating leases is recognized on a straight-line basis over the base lease term. Contingent rent that depends on factors directly related to the future use of leased property is accrued when it is deemed probable such amounts will be due. For communities under financing obligation arrangements, a liability is established on the balance sheet based on either the present value of the lease payments or the gross proceeds received and a corresponding long-term asset is recorded. Lease payments are allocated between principal and interest on the lease obligation and the lease asset is depreciated over the term of the lease. In addition, the Company depreciates assets under lease financings and amortizes leasehold improvements over the shorter of their economic life or the base lease term. Sale lease-back transactions are recorded as lease financing obligations when the transactions include a form of continuing involvement, such as purchase options or contingent earn-outs.

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

(p)
Obligation to Provide Future Services: Under the terms of certain entrance fee contracts, the Company is obligated to provide future lifecare services to its residents. The Company, through the use of external advisors, periodically calculates the present value of the net cost of future services and use of facilities and compares that amount with the present value of future resident cash inflows. If the present value of the net cost of future services and use of facilities exceeds discounted future cash inflows, a liability will be recorded with a corresponding charge to income. As of December 31, 2005 and 2004, the Company did not have a liability associated with its obligation to provide future services and use of facilities.

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

(r)
Earnings per Share. Basic and diluted earnings per share for the three years ended December 31, 2005, 2004 and 2003 have been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the year ended December 31, 2005, there were approximately 2.1 million options to purchase shares of common stock which had an exercise price below the average market price of the common shares outstanding on a weighted average basis.

A computation of diluted earnings (loss) per share is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net income (loss)	$69,698	$(11,317)	$(16,134)
Weighted average shares used for basic earnings per share data	30,378	23,798	18,278
Effect of dilutive common securities:
Employee stock options and non-vested stock	1,746	-	-
Weighted average shares used for diluted earnings per share data	32,124	23,798	18,278

Basic income (loss) per share	$2.29	$(0.48)	$(0.88)
Effect of dilutive securities	(0.12)	-	-
Diluted income (loss) per share	$2.17	$(0.48)	$(0.88)

The Company had 28,000 options outstanding during the year ended December 31, 2005 that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. All options outstanding during the year ended December 31, 2004 and 2003 were excluded from the computation of diluted earnings per share for such periods because of net losses during these periods.

During 2004 and 2003, the Company elected to redeem the balance of its 10% Series B Convertible Senior Subordinated Notes due 2008 (Series B Notes). The notes were not included in the computation of diluted earnings per share for the year ended December 31, 2004 and 2003 as the effect would be anti-dilutive.

(s)
Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Accounting for Share Based Payment, an amendment to SFAS No. 148, Stock-Based Compensation - Transition and Disclosure and a revision to SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(O)”). SFAS No. 123(R) requires alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation and is effective as of the beginning of the first annual period that begins after June 15, 2005. The impact of the adoption of SFAS No. 123(R) is discussed in Note 2(z) to these consolidated financial statements.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123(O) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$69,698	$(11,317)	$(16,134)
Add: Stock-based compensation included in net income	1,913	400	-
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(3,295)	(1,346)	(557)
Pro forma net income (loss)	$68,316	$(12,263)	$(16,691)

Income (loss) per share:
Basic - as reported	$2.29	$(0.48)	$(0.88)
Diluted - as reported	$2.17	$(0.48)	$(0.88)
Basic - pro forma	$2.25	$(0.52)	$(0.91)
Diluted - pro forma	$2.13	$(0.52)	$(0.91)

(t)
Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents approximates fair value because of the short-term nature of these accounts and because amounts are invested in accounts earning market rates of interest. The carrying value of restricted cash, accounts receivable, debt associated with assets held-for-sale and accounts payable approximate their fair values because of the short-term nature of these accounts. The carrying value of notes receivable and debt approximates fair value as the interest rates approximate the current rates available to the Company. The interest rate swap is carried at fair value.

(u)
Derivative Financial Instruments: The Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it.

At December 31, 2005 and 2004, the Company’s derivative financial instruments consisted of one interest rate swap agreement accounted for as a hedge against changes in the fair value of certain debt liabilities. The notional amount of the agreement is $34.8 million and matures on July 1, 2008. Under the terms of the agreement, the Company receives a fixed rate payment of 6.87% on the respective debt (balance at December 31, 2005 was $32.9 million), but pays a floating rate stated by the swap agreement based on LIBOR and a foreign currency index, with a maximum rate of 8.12%. The fair value of the remaining interest rate swap as of December 31, 2005 and 2004 was a $0.8 million and a $0.9 million liability, respectively. Subsequent changes in the fair values of the interest rate swap are recorded in earnings.

(v)
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

(w)	Comprehensive Income (Loss): During 2005, 2004 and 2003, the Company’s only component of comprehensive income (loss) was net income (loss).

(x)	Segment Disclosures: The Company operates in three reportable business segments: retirement centers, free-standing assisted living communities and management services.

(y)	Reclassifications: Certain amounts have been reclassified to conform to fiscal 2005 presentation.

(z)	Recently Issued Accounting Standards:

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”).  FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity.  Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset.  SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The adoption of FIN No. 47 had no material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement to APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, SFAS No. 154 carries forward the guidance in APB Opinion No. 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS No. 154 in the first quarter of 2006.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 31, 2005, this pronouncement had no material effect on the Company’s financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This standard revises SFAS No. 123, APB No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value based method. In April 2005, the Securities and Exchange Commission (“SEC”) issued a release that amends the compliance dates for SFAS 123(R), which requires us to apply SFAS No. 123(R) as of January 1, 2006. The Company has adopted SFAS No. 123(R) as of January 1, 2006.

SFAS 123(R) requires public companies to adopt its requirements using either the “modified prospective” or the “modified retrospective” method. The“modified prospective” method requires the recognition of compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 as originally issued (“SFAS No. 123(O)”) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits the Company to restate, based on the amounts previously recognized under SFAS No. 123(O) for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has elected to expense its share-based payments using the modified prospective transition method prescribed in SFAS No. 123 (R).

As permitted by SFAS No. 123(O) and through December 31, 2005, the Company accounted for share-based payments to employees using APB No. 25’s intrinsic value method and, since prior grants were generally issued with an exercise price equal to the market price of our common stock on the date of grant, recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123(O) as described in the disclosure of pro forma net income and earnings per share in Note 2(s) to these consolidated financial statements.

As of December 31, 2005, the Company had approximately 0.8 million unvested options outstanding that will be expensed over the applicable remaining requisite service period. The total fair value of these unvested outstanding options is approximately $1.9 million, net of deferred tax benefits of approximately $0.6 million, of which $0.7 million will be expensed during fiscal 2006, net of $0.1 million of deferred tax benefits. As shown on the following table, the total estimated impact of the adoption of SFAS No. 123(R) and total expense related to all stock-based compensation plans for the year ending December 31, 2006 is expected to approximate $1.5 million and $4.1 million, respectively (amounts shown below in millions):

Unvested options (1)	$0.8
Estimated fiscal 2006 option grants	1.0
Associate Stock Purchase Plan	0.2
Estimated deferred tax benefits	(0.5)
Total estimated expense associated with adoption of SFAS No. 123R	1.5
Restricted stock, net of estimated deferred tax benefits	2.6
Total estimated fiscal 2006 stock compensation expense	$4.1

(1) Relates to the expense associated with unvested options outstanding prior to the adoption of SFAS No. 123R.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Because the timing of these cash flows are directly dependent upon when employees exercise stock options, the Company cannot reliably estimate the impact of this change to its statements of cash flows.

The weighted average fair value of options granted during 2005, 2004 and 2003 was $6.89, $2.40, and $1.02, respectively. Considering 2005 market trends, we expect this average to continue to increase. The Company had 0.8 million and 0.7 million unvested options outstanding at December 31, 2005 and 2004, respectively.

Other recent accounting pronouncements issued did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

(3) Restricted Cash

The composition of restricted cash at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Held by trustee under agreement:
Certificates of deposit	$8,859	$18,122
Cash and other short-term investments	19,576	32,012
	28,435	50,134
Less long-term restricted cash	9,881	24,864
Short-term restricted cash	$18,554	$25,270

The certificates of deposit are pledged to a variety of parties for various reasons such as state requirements (primarily for entrance fee communities), collateral for various self-insurance programs, and collateral to support the Company’s lease obligations. The Company recognizes interest income on these certificates of deposit when earned.

(4) Other Current Assets

A summary of other current assets at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Lifecare receivables	$4,158	$2,587
Income tax receivable	2,843	969
Contingent Earnouts Receivable	5,259	1,359
Other current assets	3,530	3,575
Total current assets	$15,790	$8,490

Contingent earn-out receivables relate to a 2003 sale lease-back transaction with a third party buyer. The earn-out provisions of the related lease agreements specify certain criteria that must be met to receive the earn-out consideration. Based upon the Company’s review of the earn-out performance criteria, the Company believes that these estimates are realizable, however management periodically assesses the recoverability of the recorded balances and adjusts the carrying amount of these assets when necessary. During 2005, an earn-out was reclassified from a long-term receivable to a current receivable as a result of its October 31, 2006 expiration.

(5) Land, Buildings, and Equipment

A summary of land, buildings, and equipment at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Land and improvements	$42,225	$26,634
Land held for development	4,301	7,451
Buildings and improvements	534,550	492,309
Furniture, fixtures, and equipment	54,731	50,019
Leasehold improvements	15,532	13,077
	651,339	589,490
Less accumulated depreciation	(122,359)	(98,687)
Construction in progress	22,318	5,494
Total	$551,298	$496,297

The schedule above includes assets related to nine communities at December 31, 2005 and ten communities at December 31, 2004 that were accounted for as lease financing obligations. At December 31, 2005 and 2004, respectively, the schedule above includes: land improvements of $2.7 million and $1.8 million, buildings and improvements of $182.7 million and $187.6 million, furniture, fixtures, and equipment of $10.2 million and $9.9 million, leasehold improvements of $0.9 million and $0.5 million related to capital lease or lease financing obligations. At December 31, 2005 and 2004, the Company’s accumulated depreciation related to these assets totaled $37.0 million and $21.6 million, respectively.

Depreciation expense was $35.8 million, $30.7 million, and $26.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(6) Notes Receivable

During 2005, the Company entered into a 15-year management agreement with ASF of Edmond, LLC, an affiliate of American Seniors Foundation ("ASF") to manage a not-for-profit community in Edmond, Oklahoma that ASF recently acquired.

The Company facilitated ASF's $9 million acquisition by providing a $6.0 million, 4.5 year senior mortgage loan bearing interest at one month LIBOR plus 4%, and a $4.5 million, 15-year junior mortgage loan bearing interest at 12.5%, both of which are fully collateralized by the assets of the facility. It is ASF's intention to replace the interim financing with permanent tax-exempt financing at the appropriate time. At December 31, 2005, the Company has $9.5 million outstanding under these notes, which approximates current fair value.

On December 12, 2005, the Company entered into a transaction with ASF of Green Hills, LLC, an affiliate of ASF, pursuant to which the Company entered into a management services agreement to manage the development and construction of ASF’s rental assisted living community in Nashville, Tennessee, and subsequently manage the operations of the community. ASF’s total development cost of the project is estimated to be approximately $32.3 million. The Company agreed to provide certain initial financing to ASF, by providing a $32.3 million loan to ASF, which will be advanced by the Company primarily over the next twelve months. The loan is evidenced by a construction loan agreement and two promissory notes and is secured by a first mortgage lien. A $26.3 million promissory note receivable matures on December 12, 2010 and bears interest at a variable rate equal to one month LIBOR plus 250 basis points. A second $6.1 million promissory note receivable matures on December 12, 2015 and bears interest at 10.5%. Under the promissory notes, ASF is required to make monthly payments of interest only through the scheduled maturity dates. At December 31, 2005, $5.5 was outstanding under these notes receivable from ASF. ASF intends to refinance these notes with long-term tax-exempt financing upon stabilization of the community.

In order to provide this financing to ASF, the Company obtained a $26.3 million construction loan from a commercial bank. The loan matures on December 12, 2010 and bears interest at a variable rate equal to one-month LIBOR plus 225 basis points. The loan is evidenced by a construction loan agreement and promissory note. Under this loan, the Company is required to make monthly payments of interest only through the scheduled maturity date. The loan is secured by a collateral assignment of the ASF loan documents. At December 31, 2005, the Company has $1.7 million outstanding under this loan.

At December 31, 2005, the Company also held a note resulting from a loan to a lessor of a retirement community that is being leased by the Company. This note generally earns interest at a fixed rate of approximately 6%. Interest and principal are due monthly based on a 35 year amortization. The note receivable matures in June 2038 and is secured by the related community. At December 31, 2005, the Company has $18.0 million outstanding under this note, including the current portion, which approximates current fair value.

(7) Leasehold Acquisitions

At December 31, 2005 and 2004, the Company had $21.9 million and $29.4 million, respectively, of net leasehold acquisition costs. The subject leases terminate at various points through August 2018. Leasehold acquisition costs are amortized principally on a straight-line basis over the remaining contractual or expected life of the related lease agreements (generally ten to 15 years, or, if shorter, the expected life of the lease). Accumulated amortization for the years ended December 31, 2005 and 2004 was $9.6 million and $9.4 million, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $2.6 million, $2.9 million, and $2.4 million, respectively. The Company assesses the leasehold acquisition costs for impairment based upon the amount of estimated undiscounted future cash flows over the remaining lease terms.

(8) Other Assets and Joint Ventures

Other assets at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Investments in and advances to joint ventures	$16,616	$2,361
Investment in leased communities	9,725	10,160
Nonrefundable purchase options	9,397	9,300
Security deposits	8,780	8,780
Deferred entrance fee receivables	4,648	5,654
Deferred financing costs, net	4,984	1,552
Contingent earn-outs	-	3,900
Long-term prepaid rent	1,323	1,416
Costs of acquiring lifecare contracts, net	1,507	1,755
Other	10,690	10,758
Total	$67,670	$55,636

During 2004, the Company sold a substantial majority of our interest in the real property underlying two retirement centers and one free-standing assisted living community, while retaining a 10% interest in real estate holding companies that own the three communities. The Company continues to operate the communities under a master lease. This investment in leased communities is accounted for using the equity method.

On November 1, 2005, the Company entered into a joint venture agreement with Senior Housing Partners III (“SHP”). The joint venture is owned 20% by the Company and 80% by SHP, a senior housing affiliate of Prudential Real Estate Investors. Simultaneously, the Company assigned to the joint venture its rights in a purchase agreement for the acquisition of eight senior living communities from an affiliate of Epoch Senior Living, Inc., for a purchase price of $138.0 million plus customary transaction expenses and the assumption of certain operating obligation of the communities. Pursuant to the joint venture agreement, the Company will manage the communities pursuant to a long-term management agreement. The subject communities are located in Arizona (2), Colorado, Georgia, Kansas, Minnesota, Nevada and Texas. At December 31, 2005, the Company’s investment in this joint venture was $11.2 million.

The joint venture was capitalized by proportional equity contributions from the Company and SHP, and an $85.0 million term loan obtained from a commercial bank. The loan bears interest at one-month LIBOR plus a 2% margin and requires payments of interest only until its scheduled maturity on October 31, 2010. Beginning on November 1, 2007, the joint venture could be required to commence payment under a 25-year mortgage amortization schedule, if the joint venture fails to maintain certain financial covenants specified in the agreement.

Summary combined unaudited financial information of the Company’s joint ventures as of and for the years ended December 31, 2005 and 2004 follows (in thousands):

	2005	2004

Current assets	$6,985	$920
Land, buildings and equipment, net	148,433	12,751
Other assets	1,949	139
Total assets	$157,367	$13,810

Current liabilities	$9,865	$5,257
Long-term liabilities	93,910	12,184
Total liabilities	103,775	17,441
Partners’ and members’ equity (deficit)	53,592	(3,631)
Total liabilities and partners’ and members equity (deficit)	$157,367	$13,810

Revenues	$9,385	$4,843
Net loss	(1,393)	(779)

At December 31, 2005 and 2004, the Company had $16.6 million and $2.4 million, respectively, of investments in and advances to these joint ventures. For the years ended December 31, 2005, 2004, and 2003, respectively, the Company recognized $0, $0.3 million, and $0.5 million of net losses related to these unconsolidated joint ventures.

(9) Secondary Public Offering and Acquisitions

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions, were approximately $49.9 million.

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

On February 1, 2005, the Company acquired Galleria Woods, an entrance-fee continuing care retirement community with 207 units, located in Birmingham, Alabama. The Company acquired the community for approximately $5.5 million of cash (including closing costs) plus the assumption of existing entrance-fee refund obligations of approximately $10.4 million, generally repayable from the entrance fees of future residents.

The transaction was accounted for using the “purchase” method as required by SFAS No. 141, Business Combinations, and accordingly, the results of operations of the acquired community were included in the Company’s consolidated financial statements from the date of acquisition. The cost to acquire Galleria Woods was allocated to the assets acquired and liabilities assumed based on their fair values.

On October 14, 2005, the Company entered into a joint venture agreement with Denver Lowry Senior Housing, LLC (“DLSH”) to develop and operate a rental continuing care retirement community in Denver, Colorado. The joint venture is owned 20% by the Company and 80% by DLSH, an affiliate of CNL Capital Corp. Pursuant to the joint venture agreement, the Company will act as developer of the $38.0 million project and will manage the community pursuant to a long-term management agreement.

In order to finance construction of the facility, the venture entered into a $25.5 million construction loan with a commercial lender. The loan is evidenced by a loan agreement and a promissory note, and is secured by a first mortgage lien. The loan matures on December 1, 2008, and the joint venture has two one-year extension options. The outstanding principal balance of the loan bears interest at a variable rate equal to LIBOR plus 2.75%. The joint venture will be required to make monthly payments of interest only through the scheduled maturity date. If the joint venture exercises its extension options, it will also be required to make monthly principal payments (based upon a 25 year amortization schedule) during the extension period(s).

The Company also agreed to provide an operating deficits guaranty for the benefit of the lender, pursuant to which the Company may be required to fund certain of the joint venture's operating deficits. In the event that the Company is required to fund any such operating deficits, the amounts so funded will be treated as advances by the Company to the joint venture and will be required to be repaid prior to any other distributions being made to the members of the joint venture.

(10) Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):

	December 31,	December 31,
	2005	2004
Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2006 and 2037. Interest rates at December 31, 2005 range from 6.5% to 9.50%. The loans are secured by certain land, buildings and equipment.	$109,090	$109,401

Various construction loans, interest generally payable monthly with unpaid principal due between 2006 and 2009. Variable interest rates at December 31, 2005 range from 4.4% to 8.3%. The loans are secured by certain real property.	17,392	-

Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2006 and 2018. Variable and fixed interest rates at December 31, 2005 range from 4.7% to 9.0%. The loans are secured by certain land, buildings and equipment.	20,101	26,555

Subtotal debt	146,583	135,956

Capital lease and lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 0.4% to 10.9%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	177,417	199,126

Total debt, including capital lease and lease financing obligations	324,000	335,082

Less current portion of debt	11,978	10,372
Less current portion of capital lease and lease financing obligations	16,868	16,474
Long-term debt, excluding current portion	$295,154	$308,236

The aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt December 31, 2005
2006	$11,978	$16,868	$28,846
2007	17,317	17,354	34,671
2008	16,905	18,107	35,012
2009	8,783	18,878	27,661
2010	26,470	19,808	46,278
Thereafter	65,130	86,402	151,532
	$146,583	$177,417	$324,000

The Company has various construction loan commitments totaling approximately $50.6 million that are not reflected in its consolidated financial statements at December 31, 2005.

On June 29, 2005, the Company obtained a letter of credit facility from a commercial bank. The facility provides for the issuance of up to $10.7 million of standby letters of credit and is collateralized by a mortgage on two of the Company’s free-standing assisted living communities. The Company presently has $8.4 million of letters of credit outstanding under this facility, which has an initial term of one year, and can be renewed for two additional one year periods in accordance with its terms. A fee of 1% per annum is payable for any letters of credit issued under the facility. In the event a standby letter of credit is drawn upon, the amount so drawn will bear interest at the prime rate. The letter of credit facility contains certain financial covenants and other restrictions related to certain communities. As a result of this letter of credit facility, the Company released approximately $8.4 million from its restricted cash balance, which was used to repay debt.

Earn-outs

Approximately $56.4 million of the Company’s $177.4 million of lease financing obligations include contingent earn-out provisions under certain leases which expire between March 2006 and October 2006. The contingent earn-out provisions relate to one retirement center and five free-standing assisted living communities. When these provisions expire, the Company’s continuing involvement related to the initial sale-leaseback transactions will be relieved and the subject leases will no longer be accounted for as lease financing obligations, but will be accounted for as operating leases. As a result, lease expense will increase. The expected reduction of lease financing obligations as a result of these expirations, unless further extended, is:

During the three months ended March 31, 2006	$7.3 million
During the three months ended December 31, 2006	46.7 million
$54.0 million

On December 31, 2005, the earn-out related to an underlying lease of a free standing assisted living community expired. The expiration of this earn-out relieved the Company’s continuing involvement and changed the accounting from a lease financing obligation to an operating lease. As a result, fixed assets decreased $5.3 million and lease financing obligations decreased $5.5 million. The net gain of $0.2 million was deferred and recognized over the remaining term of the lease.

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

Guaranties

The Company guaranties approximately $18.0 million of mortgage debt that is not reflected on the Company’s balance sheet, of which $9.6 million relates to a retirement center which the Company leases and $8.4 million relates to a joint venture which the Company manages. These guaranties require that the Company pay or perform the borrower’s obligation. Accordingly, the Company would be required to make any payments, and perform any obligations, if the relevant borrower fails to do so. To date, the Company has not been required to fund any debt guaranties, and at December 31, 2005, the Company does not believe that it will be required to make payments under its current outstanding guaranties. If we were required to fund a debt guaranties, the Company would be entitled to seek indemnity or contribution payments from the borrower and, if applicable, any co-guarantor.

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

(11) Operating Leases

As of December 31, 2005, the Company operated 43 of its senior living communities under long-term leases (34 operating leases and nine leases classified as lease financing obligations). Of the 34 operating lease communities, 26 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The remaining base lease terms vary from two to thirteen years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on occupancy levels or other measures. To the extent that lease escalators are dependent on an existing index or rate, lease increases associated with the escalators are accounted for on a straight-line basis over the life of the lease. In addition, a majority of the Company’s lease agreements impose certain restrictions or required authorizations for certain changes such as expansions or significant modifications.

Net lease expense for the year ended December 31, 2005 was $60.9 million, which includes lease payments of $67.9 million, plus accruals for future lease escalators dependent upon an existing index or rate (straight-line lease expense) of $4.9 million, net of the amortization of the deferred gain from prior sale-leasebacks of $11.9 million. Total net lease expense was $60.9 million, $60.1 million and $46.5 million for 2005, 2004, and 2003, respectively.

Future minimum lease payments at December 31, 2005 are as follows (in thousands):

2006	$68,246
2007	69,291
2008	67,980
2009	69,054
2010	69,829
Thereafter	355,692
$700,092

The following table provides a summary of operating lease obligations at December 31, 2005 by lessor:

	Future Minimum Lease Payments
	Year Ending	Remaining
	December 31, 2006	Lease Term
Master lease agreements for eleven communities. Initial term ranging from 10 to 15 years, with renewal options for two additional ten year terms.	$25,063	$223,894

Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms.	9,294	128,545

Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms.	11,085	86,701

Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. The Company also has an option to purchase the community at the expiration of the lease term.	4,344	45,768

Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease.	3,894	40,346

Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms.	6,140	36,542

Other lease agreements for three communities, as well as various home office leases. Initial terms ranging from eight to 17 years, with various renewal options.	8,426	70,050

Total operating lease obligations	$68,246	$631,846

During 2005, the Company purchased the real assets of a retirement center and a free-standing assisted living community which were previously operating pursuant to operating leases. Furthermore, a lease related to an assisted-living community which was previously accounted for as a lease financing obligation was reclassified to an operating lease as a result of the expiration of an earn-out and the Company’s continuing involvement in the lease. During 2004, the Company entered into an operating lease agreement for a retirement center, which previously had been owned.

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

Residency and care agreements may be terminated by residents at any time for any reason with 30 days notice. Generally, a portion of the entrance fee is refundable to the resident or the resident’s estate upon termination of the agreement. Since termination of a resident’s agreement can result under many contracts in a refund being due in less than one year, the refundable portion of these entrance fees (equal to the stated fixed minimum refund percentage) is recorded on the balance sheet as a current liability. The Company’s experience is that payment of these liabilities is offset by subsequent entrance fee sales. The deferred entrance fee income is generally a long-term liability on the balance sheet, except that a portion is shown as a current liability during the early years of a resident’s agreement (only until the contractual provisions of the agreement reduce the potential refund to the fixed minimum percentage stated in the agreement). At termination, the refundable amount is paid to the resident or resident’s estate. Payments of such refunds are charged against the resident’s deferred entrance fees and refundable portion of entrance fees, and any gain or loss is included in resident and health care services revenue.

Under certain of the Company’s residency and health care agreements for its lifecare communities, residents entered into a Master Trust Agreement whereby amounts were paid by the resident into a trust account. These funds were then made available to the related communities in the form of a non-interest bearing loan to provide permanent financing for the related communities and are collateralized by the land, buildings and equipment at the community. As of December 31, 2005, the remaining obligation under the Master Trust Agreements is $27.4 million and is payable monthly based on a 40-year amortization of each resident’s balance. The current installment due in 2006, and annually for the subsequent five-year period, is approximately $1.0 million. The annual obligation is reduced as individual residency agreements terminate.

Upon termination of the resident’s occupancy under a Master Trust Agreement, the resident or the resident’s estate receives a payment of the remaining loan balance from the trust and pays a lifecare fee to the community based on a formula in the residency and health care agreement, not to exceed a specified percentage of the resident’s original amount paid to the trust. This lifecare fee is amortized by the Company into revenue on a straight-line basis over the estimated life expectancy of the resident beginning with the date of occupancy by the resident. The amortization of the lifecare fees is included in resident and health care revenue in the consolidated results of operations. At December 31, 2005 and 2004, the Company had accrued $4.6 million and $5.7 million, respectively, as deferred entrance fee receivables which are included as a component of other assets. The Company reports the obligation under the Master Trust Agreements as a refundable portion of entrance fees and deferred entrance fee income based on the applicable residency agreements.

In February 2005, the Company acquired a continuing care retirement community in Birmingham, Alabama. As a result of this acquisition, the Company assumed $9.8 million in deferred entrance fee income and $0.6 million of refundable entrance fee liabilities.

Entrance fee liabilities at December 31, 2005 and 2004, respectively (in thousands) were:

	Master Trust	Other Residency Agreements	Total
At December 31, 2005:
Other current liabilities	$999	$-	$999
Refundable portion of entrance fees	12,551	72,613	85,164
Deferred entrance fee income – current portion	-	38,407	38,407
Deferred entrance fee income – long-term portion	13,856	108,561	122,417
	$27,406	$219,581	$246,987

	Master Trust	Other Residency Agreements	Total
At December 31, 2004:
Other current liabilities	$1,363	$-	$1,363
Refundable portion of entrance fees	14,466	64,682	79,148
Deferred entrance fee income – current portion	-	33,800	33,800
Deferred entrance fee income – long-term portion	16,851	94,535	111,386
	$32,680	$193,017	$225,697

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

(13) Shareholders’ Equity

The Company is authorized to establish and issue, from time to time, up to 5 million shares of no par value preferred stock, in one or more series, with such dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preference as authorized by the Board of Directors. At December 31, 2005 and 2004, no preferred shares had been issued.

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

The Company had previously issued Series B Notes which were convertible into shares of the Company’s common stock at any time prior to their April 1, 2008 maturity, at the option of the holder, at the conversion price of $2.25 per share. During the year ended December 31, 2003, holders of Series B Notes elected to convert $5.1 million of the $16.0 million of convertible debentures to common stock at the conversion price of $2.25 per share. As a result, the Company issued 2,266,517 shares of common stock. On February 12, 2004, the Company announced that it was electing to redeem $4.5 million in principal amount of its Series B Notes and on March 12, 2004, $27,320 was redeemed at a redemption price of 105% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. On April 1, 2004, the Company further announced that it was electing to redeem the remaining $2.1 million principal balance of its Series B Notes and on April 30, 2004, $8,356 was redeemed at a redemption price of 103.5% (expressed as a percentage of principal amount), plus accrued but unpaid interest to the redemption date. As a result of these two redemption notices, holders of Series B Notes elected to convert $10.9 million of Series B Notes into 4,808,898 shares of common stock at the conversion price of $2.25 per share, and as of April 30, 2004, no Series B Notes remained outstanding.

On January 26, 2005, the Company completed a public offering of 5,175,000 shares of its common stock, including the underwriter’s over-allotment of 675,000 shares. The shares were priced at $10.25. The net proceeds of the offering, after deducting underwriting discounts and commissions, were approximately $49.9 million.

(14) Stock-Based Compensation

Stock Incentive Plan

In 1997, the Company adopted a stock incentive plan (the “1997 Plan”) providing for the grant of stock options, stock appreciation rights, restricted stock, and/or other stock-based awards. Pursuant to the 1997 Plan, as amended, or approximately 4.4 million shares of common stock at December 31, 2005, have been issued or reserved under the 1997 Plan.

Restricted Stock

On September 22, 2005, the Company granted certain members of management a total of 277,000 shares of performance-based non-vested stock.  The shares underlying the grant will vest in three stand-alone tranches on March 31, 2006, March 31, 2007, and March 31, 2008, subject to continued employment and the Company’s achievement of certain performance targets set for each tranche. The first tranche was subject to “variable” accounting rules under APB 25. As a result, 2005 compensation expense related to the first tranche was recognized and varied with changes in the Company’s stock price. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company will expense the remainder of the unvested shares over the vesting term based on grant-date fair values, which are set at the time all key terms, including performance measures, are set for each tranche.

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant and vests ratably over a period of three years from the grant date, subject only to continued employment. Compensation expense under the grant is “fixed” under the provisions of APB Opinion No. 25 and will be treated similarly upon adoption of the adoption of SFAS No. 123(R) on January 1, 2006. Measured compensation related to the grant totaled $2.6 million which is being amortized as compensation expense over the period of vesting.

For the years ended December 31, 2005, 2004 and 2003, the Company expensed $1.9 million, $0.4 million and $0, respectively, as compensation expense related to the amortization of the restricted stock grants.

Stock Options

The option exercise price and vesting provisions of stock options are fixed when options are granted. The options generally expire ten years from the date of grant and vest over a three-year period. The weighted average fair value of options granted during 2005, 2004 and 2003 was $6.89, $2.40, and $1.02, respectively.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2005, 2004 and 2003, respectively, is presented below (shares in thousands):

Options	Shares	Average Exercise Price
Outstanding at December 31, 2002	2,127	$ 4.73
Granted	156	2.20
Exercised	─	─
Forfeited	(208)	9.83
Outstanding at December 31, 2003	2,075	$ 3.99
Granted	895	5.20
Exercised	(562)	4.26
Forfeited	(149)	4.66
Outstanding at December 31, 2004	2,259	$ 4.43
Granted	392	14.91
Exercised	(605)	4.21
Forfeited	(109)	7.85
Outstanding at December 31, 2005	1,937	$ 4.43

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Range of Exercise Prices	Number Outstanding	Number Exercisable at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.650 - 3.000	106	69	7.04	$ 2.25
$ 3.100 - 3.140	697	697	5.11	3.10
$ 3.440 - 4.000	54	51	5.57	3.83
$ 4.900 - 4.900	447	109	8.25	4.90
$ 4.950 - 7.940	190	95	7.42	5.85
$ 8.000 - 14.000	98	62	4.41	12.70
$ 14.110 - 14.110	211	54	9.38	14.11
$ 14.120 - 19.280	120	23	8.36	16.62
$ 24.730 - 25.100	14	-	9.91	25.03
$ 1.650 - 25.100	1,937	1,160	6.84	6.43

There were exercisable options to purchase an aggregate of 1,160,149 shares at a weighted average exercise price of $4.84 per share as of December 31, 2005.

In accordance with SFAS No. 148, pro forma information regarding net income or loss and income or loss per share as disclosed in Note 2(s) to these consolidated financial statements has been determined by the Company using the “Black-Scholes” option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003, respectively: 3.17%, 1.12% and 1.16% risk-free interest rate, 0% dividend yield, 66.0%, 67.0% and 69.6% volatility rate, and an expected life of the options equal to the remaining vesting period.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS 123(R). This standard revises SFAS No. 123, APB No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The adoption of SFAS 123(R) will have a significant effect on the Company’s statement of operations, which is discussed in Note 2(z) to these consolidated financial statements.

Associate Stock Purchase Plan

In 1997, the Company adopted an associate stock purchase plan (“ASPP”) pursuant to which an aggregate of 418,078 shares remain authorized and available for issuance to employees at December 31, 2005. Under the ASPP, employees (excluding officers) who have been employed by the Company continuously for at least 90 days are eligible, subject to certain limitations, as of the first day of any option period (January 1 through June 30, or July 1 through December 31) (an “Option Period”) to contribute on an after-tax basis up to 15% of their base pay per pay period through payroll deductions and/or a single lump sum contribution per Option Period to be used to purchase shares of common stock. On the last trading day of each Option Period, the amount contributed by each participant over the course of the Option Period will be used to purchase up to 700 shares of common stock at a purchase price per share equal to 85% of the closing market price of the common stock on the last day of the option Option Period. The ASPP is intended to qualify for favorable tax treatment under Section 423 of the Internal Revenue Code. During 2005, 2004 and 2003, respectively, 127,315, 155,042 and 62,793 shares were issued pursuant to the ASPP at an average purchase price of $15.52, $4.63 and $1.77 per share, respectively.

(15) Executive Officer Incentive Compensation Plans

During 2003 the Board of Directors modified the incentive compensation programs for its senior officers, which reduced the annual incentive opportunity for this group, and added a program that provided a one-time additional incentive opportunity under a multi-year program. During the period beginning in 2003 and ending in 2007, the senior officer group could earn an additional incentive bonus upon achieving certain specified goals regarding improvements in the Company’s capital structure, financial results, or other specified goals. These amounts would be paid out during the quarter following the time the objective is met. During 2004, approximately $2.0 million of additional incentive bonuses were approved by the Company’s Board of Directors and paid during the fourth quarter 2004 as a result of achieving the specified goals related to improvements in the Company’s capital structure.

(16) Retirement Plans

Associates of the Company participate in a savings plan (the “401(k) Plan”) which is qualified under Sections 401 (a) and 401(k) of the Code. To be eligible, an associate must have been employed by the Company for at least three months. The 401(k) Plan permits associates to make voluntary contributions up to specified limits. The Company matches 1% of participant contributions, up to 2% of the participant’s monthly compensation. In addition, the Company may make discretionary contributions up to 2% of the participant’s quarterly compensation. The Company may also contribute an additional amount determined in its sole judgment. In 2005, 2004 and 2003, Company contributions totaled approximately $0.9 million, $0.6 million, $0.5 million, respectively.

In September 2004, the Company established a deferred compensation plan which allows a select group of management or highly compensated employees to defer a portion of their cash compensation. Participants voluntarily electing to defer portions of their cash compensation shall be deferred for a minimum of five years or until a separation of service (as defined in the plan). Amounts deferred by each participant are accrued but unfunded by the Company and accrue interest at the prime rate plus one percent per annum, but not less than six percent per annum or greater than ten percent per annum. At December 31, 2005, the deferred amount plus accrued interest is approximately $0.7 million.

In 2004, the Company adopted a supplemental executive retirement plan (SERP) that allows eligible executives to defer a portion of their compensation. Currently, Mr. Sheriff is the only participant in the SERP, and he elected to defer $48,000 of his base salary during 2005 and 2004. The participant directs the investment of these deferred amounts among several available investment funds. Generally, the participant will be entitled to receive the amount of his or her SERP account, upon termination of employment with the Company by death, disability or retirement.

The Company maintains a non-qualified deferred compensation plan (the “162 Plan”) which allows associates who are “highly compensated” under IRS guidelines to make after-tax contributions to an investment account established in such associates’ name. Additional contributions may be made by the Company at its discretion. All contributions to the 162 Plan are subject to the claims of the Company’s creditors. The Company contributed $42,000 per year on behalf of Mr. Sheriff during 2005, 2004 and 2003.

(17) Income Taxes

Income tax expense for the years ended December 31, 2005, 2004, and 2003 were attributable to income (losses) before income taxes and minority interest and consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
U.S. Federal:
Current	$5,396	$2,955	$552
Deferred	(43,239)	-	-
Total U.S. Federal	(37,843)	2,955	552

State:
Current	621	1,508	464
Deferred	(10,308)	(2,042)	1,645
Total State	(9,687)	(534)	2,109
Total income tax (benefit) expense	$(47,530)	$2,421	$2,661

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	Years Ended December 31,
	2005	2004
Deferred tax assets:
Federal and state operating loss carryforwards	$4,163	$4,642
Deferred gains on sale lease-back transactions	35,775	40,344
Accrued expenses not deductible for tax	2,999	2,770
Intangible assets	4,844	4,609
Asset impairment charges and other losses	468	1,337
Deferred entrance fee revenue	33,312	30,103
Deferred rent	5,464	4,830
Other	2,784	3,267
Total gross deferred tax assets	89,809	91,902
Less valuation allowance	(6,083)	(66,096)
Total deferred tax assets, net of valuation allowance	83,726	25,806

Deferred tax liabilities:
Buildings and equipment	27,710	22,608
Other	987	1,716
Total gross deferred tax liabilities	28,697	24,324
Net deferred tax asset	$55,029	$1,482

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes on income (loss) before income taxes and minority interest:

	2005	2004		2003

Statutory tax rate income (loss)	35.0%	(35.0%	)	(35.0%	)
State income taxes, net of Federal benefit	(27.0%)	(5.3%	)	15.2%
Non-deductible expenses and other items	(1.3%)	0.5%		0.7%
Change in Federal valuation allowance	(211.4%)	77.1%		41.9%
Total	(204.7%)	37.3%		22.8%

As of December 31, 2005 and 2004, the Company carried a valuation allowance against deferred tax assets in the amount of $6.1 million and $66.1 million, respectively, a decrease of $60.0 million. In assessing valuation of its deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets related to deductible temporary differences is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In determining when it may meet the “more likely than not” recoverability criteria for its deferred tax assets, the Company will continue to assess its projected future taxable income and other factors.

During 2005, the Company determined that it would reduce its valuation allowance against deferred assets, resulting in a significant tax benefit. This determination was made following a comprehensive analysis and careful consideration of the factors described above and the following attributes:

• the nature and predictable timing of reversal of the subject deferred tax assets and the nature and timing of losses that contributed to the tax valuation allowance,
• the Company’s reported positive income from operations, net income and occupancy data,
• senior management’s proven ability to reasonably project future operating results, and
• the continued improvement in the Company’s capital structure

(18) Segment Information

The Company has significant operations principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities and (3) management services. Retirement centers represent 29 of the Company’s senior living communities at which the Company provides a continuum of care services such as independent living, assisted living, Alzheimer’s and skilled nursing care. The Company currently operates 41 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, which also provide specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. The management services segment includes fees from management agreements for communities owned by others, and reimbursed expense revenues together with associated expenses. The Company has six management agreements with third parties relating to six retirement centers. The Company also operates a seventh retirement center, Freedom Square, under a long-term management agreement. In accordance with applicable accounting rules, the operating results of Freedom Square are included in the consolidated results of the Company’s retirement center segment and, accordingly, are not included in the management services segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table sets forth certain segment financial and operating data(1) (in thousands).
	Years Ended December 31,
Revenues:	2005	2004	2003
Retirement Centers	$378,114	$347,179	$312,723
Free-standing Assisted Living Communities	110,269	96,264	83,584
Management Services (2)	6,617	4,166	3,670
Total	$495,000	$447,609	$399,977
Segment operating contribution: (3)
Retirement Centers	$127,064	$116,589	$98,837
Free-standing Assisted Living Communities	34,815	26,057	16,662
Management Services	3,528	1,882	1,522
Total	$165,407	$144,528	$117,021

Lease expense	$60,936	$60,076	$46,484
Depreciation and amortization (including general and administrative
depreciation and amortization of $1,925, $1,990 and 1,728, respectively)	36,392	31,148	26,867
Amortization of leasehold acquisition costs	2,567	2,917	2,421
(Gain) loss on sale of assets	709	(41)	(23,153)
General and administrative	30,327	28,671	25,410
Income from operations	$34,476	$21,757	$38,992

	At December 31,
Total Assets:	2005	2004
Retirement Centers	$521,581	$498,132
Free-standing Assisted Living Communities	188,548	182,353
Management Services	169,345	68,765
Total	$879,474	$749,250

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.
(2)
Management Services represent the Company’s management fee revenues, reimbursed expense revenue, as well as reimbursed expenses of $3.1 million, $2.3 million and $2.1 million, respectively for the years ended December 31, 2005, 2004 and 2003.

(3)
Segment operating contribution is defined as segment revenues less cost of community service revenue (which includes costs of community service revenue and reimbursed expenses and excludes depreciation).

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

Insurance

The delivery of personal and health care services entails an inherent risk of liability. Participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant exposure and defense costs. The Company currently maintains general and professional medical malpractice insurance policies for the Company's owned, leased and certain of its managed communities under a master insurance program. Premiums and deductibles for this insurance coverage have risen dramatically in recent years. In response to these conditions, the Company has significantly increased the staff and resources involved in quality assurance, compliance and risk management during the past several years, and have also modified its insurance programs.

The Company currently maintains single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retentions of $1.0 million and $5.0 million, respectively. The Company believes it has adequately accrued amounts to cover open claims not yet settled and incurred but not reported claims as of December 31, 2005.

The Company operates under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of December 31, 2005, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss coverage in an aggregate amount of $6.3 million with a deductible amount of $350,000 per claim. As of December 31, 2005, the Company provided cash collateralized letters of credit in the aggregate amount of $8.2 million related to this program, which are reflected as restricted cash on the Company’s consolidated balance sheet. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. The Company carries excess loss coverage of $1.0 million per individual with a deductible of $250,000 per individual under its non-subscriber program. Losses are paid as incurred and estimated losses are accrued on a monthly basis. The Company utilizes a third party administrator to process and pay filed claims.

The Company maintains a self-insurance program for employee medical coverage, with stop-loss insurance coverage of amounts in excess of $250,000 per associate. Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

During the years ended December 31, 2005, 2004, and 2003, respectively, the Company expensed $17.0 million, $17.2 million and $15.7 million, respectively, related to premiums, claims and costs for general liability and professional medical malpractice, workers’ compensation, and employee medical insurance related to multiple insurance years.

Management Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to six months’ notice. Certain of these management agreements provide the Company with long-term renewal options. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner’s expense and receives a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company’s existing management agreements expire at various times through August 2020.

In connection with these management agreements, the Company has guaranteed mortgage debt of $8.4 million related to a joint venture which the Company manages.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licens-ing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at December 31, 2005.

Other

A portion of the Company’s skilled nursing revenues are attributable to reimbursements under Medicare. Certain per person annual limits on therapy services, which were temporarily effective beginning in September 2003 before being deferred, became effective again as of January 2006. Administrative procedures regarding auto-exceptions to these limits and approval processes for other exceptions by individual are being implemented by Medicare representatives. While we expect that these limits will reduce our therapy revenues from certain residents, we do not expect them to have a significant impact on our overall business. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that will limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on our results of operations and cash flow.

(20) Related Party Transactions

W.E. Sheriff, the Company’s chairman and chief executive officer, owned 50% of Maybrook Realty, Inc., which owned Freedom Plaza Care Center (FPCC), a 128-bed skilled nursing and 44-bed assisted living center, with approximately 7,000 square feet of office space subleased to a third party, in Peoria, Arizona. From October 1999 until June 2001, the Company managed FPCC pursuant to its management agreement for the Freedom Plaza CCRC in Peoria, Arizona. The Company also served as the developer of an expansion of FPCC, which was completed July 2001. Effective July 1, 2001, the Company entered into a long-term operating lease for FPCC in substitution of the prior management arrangement. Total lease payments during 2005 and 2004 under this lease were $1.1 and $2.2 million, respectively. On July 7, 2005, the Company acquired all of the real property interests underlying Freedom Plaza Care Center for $20.3 million.

During 2001 and 2000, the Company acquired leasehold interests in six free-standing assisted living communities owned by affiliates of John Morris, a director of the Company. The Company issued a $7.6 million, 9.625% fixed interest only note, due October 1, 2008. This note, and certain similar notes were secured by the Company’s interest in a retirement center located in Richmond, Virginia and a free-standing assisted living community in San Antonio, Texas. The terms of this note and its related security instruments were identical to those issued to certain unaffiliated entities in connection with the simultaneous acquisition of certain other communities. This note was fully repaid by the Company with the proceeds of the January 2005 secondary offering.

(21) Subsequent Events

Secondary Equity Offering

On January 24, 2006, the Company completed a public offering of 3,450,000 shares of its common stock, including the underwriter’s over-allotment of 450,000 shares. The shares were priced at $26.60. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $89.8 million. The proceeds from this offering were used to repay approximately $29.0 million of outstanding debt, with the balance to be used to fund possible future acquisitions, to fund expansion activity, and for general corporate purposes, including working capital.

Acquisition of Independent Living Communities (Cypress)

On February 8, 2006, the Company announced that a joint venture in which it has an ownership interest had entered into a definitive asset purchase agreement with affiliates of Cypress Senior Living, Inc. to acquire four senior living communities located in two states for an aggregate purchase price of $146.3 million, subject to customary closing adjustments and transaction expenses. The communities have capacity of 896 independent living units and are located in Arlington, Dallas and Ft. Worth, Texas and Leawood, Kansas.

The acquisition will be accomplished through two joint ventures, which will be owned 20% by the Company and 80% by an institutional real estate investor. The joint venture has obtained a firm commitment from Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., to provide approximately $95.5 million of senior debt financing. The remainder of the purchase price will be funded by proportional capital contributions from the members of the joint venture entities. The Company will manage the portfolio pursuant to a long-term management agreement.

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

Part B. Management’s Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting, which appears in Item 8 of this Form 10-K, is incorporated by reference herein.

Part C. Attestation Report of Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, which appears in Item 8 of this Form 10-K, is incorporated by reference herein.

Part D. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the Securities and Exchange Commission (the “SEC”) under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Pursuant to General Instruction G(3), certain information concerning the executive officers of the Company is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Management and Certain Beneficial Owners” and “Executive Compensation” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Certain Transactions” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the SEC.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Fees Billed to the Company by KPMG LLP During 2005 and 2004” in the Company’s definitive proxy statement for its Annual Meeting of Shareholders to be held May 17, 2006 to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15. (a) (1)  Financial Statements: See Item 8
(2) Financial Statement Schedules: See Item 8
(3) Exhibits required by item 601 of Regulation S-K are as follows:

Exhibit Number	Description

3.1	Charter of the Registrant (restated electronically for SEC filing purposes only)[1]
3.2	Bylaws of the Registrant, as amended[2]
4.1	Specimen Common Stock certificate[3]
4.2	Article 8 of the Registrant’s Charter (included in Exhibit 3.1)
4.3	Rights Agreement, dated November 18, 1998, between American Retirement Corporation and American Stock Transfer and Trust Company[4]
10.1*	American Retirement Corporation 1997 Stock Incentive Plan, as amended[5]
10.2*	American Retirement Corporation Associate Stock Purchase Plan[3]
10.3*	First Amendment to Associate Stock Purchase Plan[6]
10.4*	Second Amendment to Associate Stock Purchase Plan[7]
10.5*	Third Amendment to Associate Stock Purchase Plan[8]
10.6*	American Retirement Corporation 401(k) Plan and Trust Adoption Agreement[5]
10.7*	Amendment No. 1 to American Retirement Corporation 401(k) Plan[8]
10.8*	Officers’ Incentive Compensation Plan
10.9*	American Retirement Corporation Supplemental Executive Retirement Plan[8]
10.10	Lease and Security Agreement, dated January 2, 1997, by and between Nationwide Health Properties, Inc. and American Retirement Communities, L.P.[3]
10.11	Lease and Security Agreement, dated January 2, 1997, by and between N.H. Texas Properties Limited Partnership and Trinity Towers Limited Partnership[3]
10.12	Letter of Intent, dated February 24, 1997, by Nationwide Health Properties, Inc. to American Retirement Corporation[3]
10.13	Deed of Lease, dated as of October 23, 1997, between Daniel U.S. Properties Limited Partnership, as Lessor, and ARC Imperial Plaza, Inc., as Lessee[6]
10.14	Term Sheet, dated May 28, 1999, among Health Care REIT, Inc. and American Retirement Corporation[9]
10.15	Real Estate Mortgage and Security Agreement, dated May 8, 2000, between Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and Aid Association for Lutherans[10]
10.16	Construction Loan Agreement, dated September 28, 2000 between ARC Scottsdale, LLC and Guaranty Federal Bank, F.S.B.[11]
10.17	First Amendment to Amended and Restated Financing and Security Agreement[11]
10.18	First Amendment to Amended and Restated Guaranty of Payment Agreement[11]
10.19	Lease Agreement by and between Cleveland Retirement Properties, LLC, and ARC Westlake Village, Inc., dated December 18, 2000[12]
10.20*	Executive Change in Control Severance Benefits Plan[13]
10.21	Operating Lease, dated July 1, 2001, between Maybrook Realty, Inc. and ARC HDV, LLC[5]
10.22
Master Lease and Security Agreement, dated July 31, 2001, between ARC Pinegate, L.P., ARC Pearland, L.P., American Retirement Corporation, Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., Nationwide Health Properties, Inc. and NH Texas Properties, L.P.[5]

10.23	Deed of Trust Note, dated December 3, 2001, between Highland Mortgage Company and ARC Wilora Lake, Inc. [14]
10.24	Lease Agreement by and between Countryside ALF, LLC and ARCLP - Charlotte, LLC, dated January 1, 2002[15]
10.25	Lease Agreement by and between CNL Retirement - AM Illinois L.P. and ARC Holley Court, LLC, dated February 11, 2002[15]

10.26	Lease Agreement by and between CNL Retirement - AM Colorado L.P. and ARC Greenwood Village, Inc., dated March 21, 2002[15]
10.27	First Amendment to Master Lease and Security Agreement, dated February 7, 2002[15]
10.28
Master Lease Agreement, dated March 29, 2002, between ARC Shavano, L.P., ARC Richmond Heights, LLC, ARC Delray Beach, LLC, ARC Victoria, L.P., ARC Carriage Club of Jacksonville, Inc., ARC Post Oak, L.P. and Health Care Property Investors Inc. [15]

10.29	Lease Agreement by and between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation, dated April 1, 2002[16]
10.30	Promissory Note dated April 1, 2002, between Freedom Plaza Limited Partnership, an Arizona Limited Partnership, and American Retirement Corporation, a Tennessee Corporation[16]
10.31	Promissory Note dated July 1, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Santa Catalina Real Estate Holdings, LLC, a Delaware Corporation[17]
10.32
Master Lease Agreement (Pool I), dated July 9, 2002, between ARC Pinegate, L.P., ARC Pearland, L.P., Trinity Towers, L.P., ARC Lakeway, L.P., ARC Spring Shadow, L.P., ARC Shadowlake, L.P., ARC Willowbrook, L.P., ARC Park Regency, Inc., ARC Parklane, Inc., Nationwide Health Properties, Inc., and NH Texas Properties L.P. [17]

10.33
Master Lease Agreement (Pool II), dated July 9, 2002, between American Retirement Corporation, ARC Naples, LLC, ARC Aurora, LLC, ARC Lakewood, LLC, ARC Heritage Club, Inc., ARC Countryside, LLC, ARC Cleveland Park, LLC, Nationwide Health Properties, Inc., and MLD Delaware Trust[17]

10.34	Amended and Restated Loan Agreement, dated as of September 30, 2002, between ARCPI Holdings, Inc. and Health Care Property Investors, Inc. [17]
10.35
Master Lease Agreement, dated as of September 30, 2002, between Fort Austin Real Estate Holdings, LLC, ARC Santa Catalina Real Estate Holdings, LLC, ARC Richmond Place Real Estate Holdings, LLC, ARC Holland Real Estate Holdings, LLC, ARC Sun City Center Real Estate Holdings, LLC, ARC Lake Seminole Square Real Estate Holdings, LLC, ARC Brandywine Real Estate Holdings, LLC, Fort Austin Limited Partnership, ARC Santa Catalina, Inc., ARC Richmond Place, Inc., Freedom Village of Holland, Michigan, Freedom Village of Sun City Center, Ltd., Lake Seminole Square Management Company, Inc., Freedom Group-Lake Seminole Square, Inc. and ARC Brandywine, LLC[17]

10.36	Promissory Note dated December 17, 2002, between GMAC Commercial Mortgage Corporation, a California Corporation (as Lender), and ARC Sun City Center Real Estate Holdings, LLC, a Delaware Corporation[1]
10.37
Second Amendment to Master Lease Agreement (Phase I), dated February 28, 2003, between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware Limited Partnership, ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Shavano, L.P., a Tennessee limited partnership, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Post Oak, L.P., a Tennessee limited partnership, and ARC Boynton Beach, LLC, a Tennessee limited liability company[18]

10.38	Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP.[19]
10.39	Lease Agreement, dated August 25, 2003, between Alabama Somerby, LLC and CNL Retirement DSL1 Alabama, LP. [19]
10.40	Promissory Note, dated as of August 25, 2003, between Alabama Somerby, LLC and Daniel Senior Living, L.L.C. [19]
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

10.42	Loan agreement, dated March 8, 2004, between ARC Castle Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.[20]
10.43	Loan agreement, dated March 8, 2004, between ARC Northwest Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank.[20]

10.44	Loan agreement, dated March 8, 2004, between ARC Scottsdale, LLC, a Tennessee Limited Liability Company, and Guaranty Bank.[20]
10.45	Loan agreement, dated March 8, 2004, between ARC Westover Hills, L.P., a Tennessee Limited Partnership, and Guaranty Bank. [20]
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

10.49*	American Retirement Corporation Deferred Compensation Plan. [21]
10.50*	2004 and 2005 Additional Bonus Criteria Under Officer’s Incentive Compensation Plan [23]
10.51*	Summary of Director and Executive Officer Compensation
10.52*	Form of Non-Qualified Stock Option Agreement [23]
10.53*	Form of Incentive Stock Option Agreement [23]
10.54*	Form of Outside Director Stock Option Agreement [23]
10.55*	Form of Restricted Stock Agreement [23]
10.56	Loan Agreement dated as of July 7, 2005, between Bank of America, N.A. and ARC HDV, LLC, a Tennessee limited liability company. [24]
10.57	Promissory Note dated July 7, 2005, executed by ARC HDV, LLC, a Tennessee limited liability company, in favor of Bank of America, N.A. [24]
10.58	Promissory Note dated July 7, 2005, executed by ARC HDV, LLC, a Tennessee limited liability company, in favor of Bank of America, N.A. [24]
10.59	Construction Loan Administration Agreement, dated July 7, 2005, between Bank of America, N.A., and ARC HDV, LLC, a Tennessee limited liability company. [24]
10.60	Construction Loan Promissory Note dated July 7, 2005, executed by ARC HDV, LLC, a Tennessee limited liability company, in favor of Bank of America, N.A. [24]
10.61	Limited Guaranty dated July 7, 2005, executed by American Retirement Corporation, a Tennessee corporation, in favor of Bank of America, N.A. [24]
10.62	First Amendment to Lease Agreement, dated June 29, 2005, between CNL Retirement DSL1 Alabama, LP, a Delaware limited partnership, and Alabama Somerby, LLC, a Delaware limited liability company. [24]
10.63
Second Amendment to Master Lease, dated June 30, 2005, by and between Health Care Property Investors, Inc., a Maryland corporation, Texas HCP Holding, L.P., a Delaware limited partnership, for itself and as successor-by-merger to Texas HCP REVX, L.P., a Delaware limited partnership, ARC Richmond Place Real Estate Holdings, LLC, a Delaware limited liability company, ARC Holland Real Estate Holdings, LLC, a Delaware limited liability company, ARC Sun City Center Real Estate Holdings, LLC, a Delaware limited liability company, and ARC LaBARC Real Estate Holdings, LLC, a Delaware limited liability company, on the one hand, and Fort Austin Limited Partnership, a Texas limited partnership, ARC Santa Catalina, Inc., a Tennessee corporation, ARC Richmond Place, Inc., a Delaware corporation, Freedom Village of Holland, Michigan, a Michigan general partnership, Freedom Village of Sun City Center, Ltd., a Florida limited partnership, and LaBARC, L.P., a Tennessee limited partnership, on the other hand. [24]

10.64
Fifth Amendment to Master Lease (Phase I), dated June 30, 2005, by and between Health Care Property Investors, Inc., a Maryland corporation and Texas HCP Holding, L.P., a Delaware limited partnership, on the one hand, and ARC Richmond Heights, LLC, a Tennessee limited liability company, ARC Boynton Beach, LLC, a Tennessee limited liability company, ARC Delray Beach, LLC, a Tennessee limited liability company, ARC Victoria, L.P., a Tennessee limited partnership, ARC Carriage Club of Jacksonville, Inc., a Tennessee corporation, ARC Shavano, L.P., a Tennessee limited partnership and ARC Post Oak, L.P., a Tennessee limited partnership, on the other hand. [24]

10.65
Fourth Amendment to Master Lease and Security Agreement, dated June 30, 2005, by and among Nationwide Health Properties, Inc., a Maryland corporation, and NH Texas Properties Limited Partnership, a Texas limited partnership, ARC Pinegate, L.P., a Tennessee limited partnership, ARC Pearland, L.P., a Tennessee limited partnership, Trinity Towers Limited Partnership, a Tennessee limited partnership, ARC Lakeway, L.P., a Tennessee limited partnership, ARC Spring Shadow, L.P., a Tennessee limited partnership, ARC Shadowlake, L.P., a Tennessee limited partnership, ARC Willowbrook, L.P., a Tennessee limited partnership, ARC Park Regency, Inc., a Tennessee corporation, ARC Parklane, Inc., a Tennessee corporation, ARC Westover Hills, L.P., a Tennessee limited partnership, ARC Deane Hill, LLC, a Tennessee limited liability company and American Retirement Corporation, a Tennessee corporation. [24]

10.66
Third Amendment to Master Lease and Security Agreement (Pool 2), dated June 30, 2005, by and among Nationwide Health Properties, Inc., a Maryland Corporation, MLD Delaware Trust, a Delaware business trust, ARC Naples, LLC, a Tennessee limited liability company, ARC Aurora, LLC, a Tennessee limited liability company, ARC Lakewood, LLC, a Tennessee limited liability company, ARC Countryside, LLC, a Tennessee limited liability company, ARC Cleveland Park, LLC, a Tennessee limited liability company, and American Retirement Corporation, a Tennessee corporation. [24]

10.67
First Amendment to Lease and Security Agreement (Heritage Club), dated June 30, 2005, by and among NHP Heritage Club, LLC, a Colorado limited liability company, ARC Heritage Club, Inc., a Tennessee corporation, and American Retirement Corporation, a Tennessee corporation.[24]

10.68*	Fifth Amendment to American Retirement Corporation Associate Stock Purchase Plan. [24]

10.69	First Amendment to Lease Agreement, dated June 29, 2005, between CNL Retirement DSL1 Alabama, LP, a Delaware limited partnership, and Alabama Somerby, LLC, a Delaware limited liability company. [24]
10.70	Loan Agreement dated as of September 22, 2005, between GMAC Commercial Mortgage Bank, a Utah industrial bank and ARC Lakeway, L.P., a Tennessee limited partnership. [25]
10.71	Promissory Note dated September 22, 2005, executed by ARC Lakeway, L.P., a Tennessee limited partnership, in favor of GMAC Commercial Mortgage Bank, a Utah industrial bank. [25]
10.72*	Fourth Amendment to American Retirement Corporation Associate Stock Purchase Plan.[26]
10.73*	Form of Performance-Based Restricted Stock Agreement.
10.74	Purchase and Sale Agreement dated September 8, 2005 by and between Epoch SL VI, Inc., a Delaware Corporation, and American Retirement Corporation, a Tennessee Corporation
10.75
Credit and Security Agreement dated as of November 2, 2005 between ARC Sun City West, LLC, a Delaware limited liability company, ARC Roswell LLC, a Delaware limited liability company, ARC Vegas, LLC, a Delaware limited liability company, ARC Tucson, LLC, a Delaware limited liability company, ARC Overland Park, LLC, a Delaware limited liability company, ARC Minnetonka, LLC, a Delaware limited liability company, ARC Denver Monaco, LLC, a Delaware limited liability company, and ARC Tanglewood, L.P., a Delaware limited partnership and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.

10.76
Term Note dated November 2, 2005, executed by ARC Sun City West, LLC, a Delaware limited liability company, ARC Roswell LLC, a Delaware limited liability company, ARC Vegas, LLC, a Delaware limited liability company, ARC Tucson, LLC, a Delaware limited liability company, ARC Overland Park, LLC, a Delaware limited liability company, ARC Minnetonka, LLC, a Delaware limited liability company, ARC Denver Monaco, LLC, a Delaware limited liability company, and ARC Tanglewood, L.P., a Delaware limited partnership, in favor of Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc.

10.77
Operating Agreement of SHP-ARC II, LLC, dated September 8, 2005, by and between PIM Senior Portfolio, a Delaware limited liability company, and ARC Epoch Holding Company, Inc., a Tennessee corporation..

10.78
Amended and Restated Limited Liability Company Agreement of Denver Lowry JV, LLC, a Delaware limited liability company (the “Company”), dated October 14, 2005, by Denver Lowry Senior Housing, LLC, a Delaware limited liability company, and ARC Lowry, LLC, a Tennessee limited liability company, as member.

10.79	Loan Agreement dated November 3, 2005, between Denver Lowry JV, LLC, a Delaware limited liability company, and GMAC Commercial Mortgage Bank, a Utah industrial bank.
10.80	Promissory Note dated November 3, 2005, between Denver Lowry JV, LLC, a Delaware limited liability company, and GMAC Commercial Mortgage Bank, a Utah industrial bank.
10.81
Operating Deficit Guaranty Agreement dated November 3, 2005, by American Retirement Corporation, a Tennessee corporation, for the benefit of GMAC Commercial Mortgage Bank, a Utah industrial corporation.

10.82	Exceptions To Nonrecourse Guaranty dated November 3, 2005, by American Retirement Corporation, a Tennessee corporation, for the benefit of GMAC Commercial Mortgage Bank, a Utah industrial corporation.
10.83	Construction Loan Agreement dated December 12, 2005, by and between American Retirement Corporation, a Tennessee corporation and Bank of America, N.A., a national banking association.
10.84	Promissory Note dated December 12, 2005, between American Retirement Corporation, a Tennessee Corporation, in favor of Bank of America, N.A., a national banking association.
10.85
Construction Loan Agreement dated December 12, 2005, by and between ASF of Green Hills, LLC, a Tennessee non-profit limited liability company, and American Retirement Corporation, a Tennessee corporation.

10.86	Promissory Note dated December 12, 2005, between ASF of Green Hills, LLC, a Tennessee non-profit limited liability company, in favor of American Retirement Corporation, a Tennessee corporation.
10.87	Promissory Note dated December 12, 2005, between ASF of Green Hills, LLC, a Tennessee non-profit limited liability company, in favor of American Retirement Corporation, a Tennessee corporation.
10.88	Loan Agreement (AL Expansion) dated December 22, 2005, by and between ARC Brandywine, L.P., a Delaware limited partnership, and Guaranty Bank, a federal savings bank.
10.89	Promissory Note (AL Expansion) dated December 22, 2005, by and between ARC Brandywine, L.P., a Delaware limited partnership, in favor of Guaranty Bank, a federal savings bank.
10.90	Loan Agreement (Healthcare Center) dated December 22, 2005, by and between ARC Brandywine, L.P., a Delaware limited partnership, and Guaranty Bank, a federal savings bank.
10.91	Promissory Note (Healthcare Center) dated December 22, 2005, by and between ARC Brandywine, L.P., a Delaware limited partnership, in favor of Guaranty Bank, a federal savings bank.
10.92	Loan Agreement (Terrace Homes) dated December 22, 2005, by and between ARC Brandywine, L.P., a Delaware limited partnership, and Guaranty Bank, a federal savings bank.
10.93	Promissory Note (Terrace Homes) dated December 22, 2005, by and between ARC Brandywine, L.P., a Delaware limited partnership, in favor of Guaranty Bank, a federal savings bank.
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of W.E. Sheriff pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bryan D. Richardson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of W.E. Sheriff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Bryan D. Richardson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

[1]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
[2]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
[3]	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-23197).
[4]	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 24, 1998.
[5]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
[6]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
[7]	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No 333-106669).
[8]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
[9]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
[10]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
[11]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

[12]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
[13]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
[14]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
[15]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
[16]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
[17]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
[18]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
[19]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
[20]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
[21]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
[22]	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2004.
[23]	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
[24]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
[25]	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
[26]	Incorporated by reference to Exhibit 4.5 to the Registrant's Registration statement on Form S-8 (Registration No.333-126096)

*  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RETIREMENT CORPORATION

Date: February 24, 2006	By:	/s/ W.E. Sheriff
W.E. Sheriff
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W.E. Sheriff	Chairman,	February 24, 2006
W.E. Sheriff	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Bryan D. Richardson	Executive Vice President - Finance	February 24, 2006
Bryan D. Richardson	and Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Frank M. Bumstead	Director	February 24, 2006
Frank M. Bumstead

/s/ Donald D. Davis	Director	February 24, 2006
Donald D. Davis

/s/ John C. McCauley	Director	February 24, 2006
John C. McCauley

/s/ John A. Morris, Jr., M.D.	Director	February 24, 2006
John A. Morris, Jr., M.D.

/s/ Daniel K. O’Connell	Director	February 24, 2006
Daniel K. O’Connell

/s/ J. Edward Pearson	Director	February 24, 2006
J. Edward Pearson

/s/ James R. Seward	Director	February 24, 2006
James R. Seward

/s/ Nadine C. Smith	Director	February 24, 2006
Nadine C. Smith

/s/ Lawrence J. Stuesser	Director	February 24, 2006
Lawrence J. Stuesser

American Retirement Corporation
Schedule II - Valuation and Qualifying Accounts
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at End of Period

Allowance for Doubtful Accounts
Year ended December 31, 2003	$2,621	$1,501	$-	$(1,560)	$2,562
Year ended December 31, 2004	$2,562	$1,942	$-	$(1,266)	$3,238
Year ended December 31, 2005	$3,238	$2,347	$33	$(1,464)	$4,154

Deferred Tax Valuation Account
Year ended December 31, 2003	$47,934	$8,537	$-	$-	$56,471
Year ended December 31, 2004	$56,471	$9,625	$-	$-	$66,096
Year ended December 31, 2005	$66,096	$-	$-	$(60,013)	$6,083

Reserve for Contractual loss
Year ended December 31, 2003	$697	$-	$-	$(21)	$676
Year ended December 31, 2004	$676	$-	$-	$(606)	$70
Year ended December 31, 2005	$70	$-	$-	$(70)	$-

American Retirement Corporation
Schedule IV - Mortgage Loans on Real Estate
(In thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages(5)	Principal amount of loans subject to delinquent principal or interest

First mortgage loan	5.90%	6/1/2038	(1)	-	17,945	17,945	-
First mortgage loan	(2)	3/14/2010	(2)	-	6,000	6,000	-
First mortgage loan	12.50%	10/31/2020	(3)	-	3,465	3,465	-
First mortgage loan	(4)	12/12/2010	(4)		1,701	1,701
First mortgage loan	10.50%	12/12/2015	(5)		3,754	3,754	-
				$-	$32,865	$32,865	$-

(1) Principal payment based upon a June 1, 2038 amortization schedule with outstanding principal due at maturity.
(2) Monthly payments of interest only are due until maturity of the loan on March 14, 2010. This loan bears a variable rate of interest equal to one-month LIBOR plus 4.0%.
(3) Monthly payments of interest only are due through October 31, 2010, with monthly payments of principal and interest commencing thereafter and continuing through the maturity of the loan on October 31, 2020.

(4) Monthly payments of interest only are due until maturity of the loan on December 12, 2010. This loan bears a variable rate of interest equal to one-month LIBOR plus 2.5%.
(5) Monthly payments of interest only are due until maturity of the loan on December 12, 2015.

Balance at December 31, 2002				$18,439
Collections of principal				(156)
Balance at December 31, 2003				18,283
Collections of principal				(162)
Balance at December 31, 2004				18,121
New mortgage loans				14,920
Collections of principal				(176)
Balance at December 31, 2005				$32,865