Form 10-Q
period 2006-03-31
AMERICAN RETIREMENT CORP
filed 2006-05-08
CIK 787784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to __________

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
Yes ☐ No ☑

As of May 3, 2006, 35,302,922 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$84,245	$40,771
Restricted cash	21,824	18,554
Accounts receivable, net of allowance for doubtful accounts	27,227	24,480
Inventory	1,442	1,389
Prepaid expenses	4,594	3,346
Deferred income taxes	9,378	9,795
Other current assets	12,524	15,790
Total current assets	161,234	114,125

Restricted cash, excluding amounts classified as current	10,746	9,881
Land, buildings and equipment, net	558,257	551,298
Notes receivable	33,234	32,865
Deferred income taxes	45,231	45,234
Goodwill	36,463	36,463
Leasehold acquisition costs, net of accumulated amortization	21,346	21,938
Other assets	78,570	67,670
Total assets	$945,081	$879,474

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,437	$11,978
Current portion of capital lease and lease financing obligations	16,946	16,868
Accounts payable	5,825	4,902
Accrued payroll and benefits	10,169	12,599
Accrued property taxes	6,629	8,653
Other accrued expenses	9,899	12,428
Other current liabilities	8,568	9,072
Tenant deposits	4,566	4,563
Refundable portion of entrance fees	85,434	85,164
Deferred entrance fee income	37,591	38,407
Total current liabilities	193,064	204,634

Long-term debt, less current portion	117,591	134,605
Capital lease and lease financing obligations, less current portion	156,281	160,549
Deferred entrance fee income	125,112	122,417
Deferred gains on sale-leaseback transactions	86,392	89,012
Other long-term liabilities	24,692	24,186
Total liabilities	703,132	735,403

Minority interest	12,330	11,316

Commitments and contingencies (See notes)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized, no
shares issued or outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized,
35,286,257 and 31,751,575 shares issued and outstanding, respectively	350	315
Additional paid-in capital	315,194	225,476
Accumulated deficit	(85,925)	(90,727)
Deferred compensation, restricted stock	—	(2,309)
Total shareholders' equity	229,619	132,755
Total liabilities and shareholders' equity	$945,081	$879,474

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenues:
Resident and health care	$127,786	$116,653
Management and development services	1,224	500
Reimbursed expenses	2,083	802
Total revenues	131,093	117,955

Costs and operating expenses:
Cost of community service revenue, exclusive of depreciation expense
presented separately below	83,454	78,301
Lease expense	15,333	15,510
Depreciation and amortization, inclusive of general and administrative
depreciation and amortization of $364 and $943, respectively	9,407	9,271
Amortization of leasehold acquisition costs	592	699
Loss on disposal or sale of assets	84	12
Reimbursed expenses	2,083	802
General and administrative	9,942	6,591
Total costs and operating expenses	120,895	111,186

Income from operations	10,198	6,769

Other income (expense):
Interest expense	(4,270)	(3,557)
Interest income	1,626	720
Other	(214)	139
Other expense, net	(2,858)	(2,698)

Income before income taxes and minority interest	7,340	4,071

Income tax expense	2,714	1,375

Income before minority interest	4,626	2,696

Minority interest in losses (earnings) of consolidated subsidiaries, net of tax	176	(71)

Net income	$4,802	$2,625

Basic earnings per share	$0.14	$0.09
Dilutive earnings per share	$0.14	$0.09

Weighted average shares used for basic earnings per share data	33,798	28,899
Effect of dilutive common stock options and non-vested shares	1,098	1,801
Weighted average shares used for dilutive earnings per share data	34,896	30,700

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,802	$2,625
Adjustments to reconcile net income to cash and cash
equivalents provided by operating activities:
Depreciation and amortization	9,999	9,970
Non-cash stock-based compensation expense	1,495	218
Tax benefit from exercise of stock options	—	395
Amortization of deferred financing costs	197	96
Amortization of prepaid insurance	1,131	1,050
Non-cash interest income	(36)	—
Amortization of deferred gain on sale-leaseback transactions	(2,961)	(2,956)
Loss on sale or disposal of assets	84	12
Losses (gains) from unconsolidated joint ventures	346	(66)
Deferred income taxes	2,218	(765)
Minority interest in earnings (losses) of consolidated subsidiaries	(176)	71
Entrance fee items:
Amortization of deferred entrance fee income	(4,639)	(4,064)
Proceeds from entrance fee sales - deferred income	8,789	7,805
Changes in assets and liabilities, exclusive of acquisitions and sale-leaseback transactions:
Accounts receivable	(2,747)	334
Inventory	(53)	49
Prepaid expenses	(2,479)	(1,834)
Other assets	(216)	(609)
Accounts payable	923	(517)
Accrued interest	(29)	(499)
Other accrued expenses and other current liabilities	(7,737)	(757)
Tenant deposits	3	(9)
Deferred lease liability	1,094	1,249
Other liabilities	(366)	57
Net cash and cash equivalents provided by operating activities	9,642	11,855

Cash flows from investing activities:
Additions to land, buildings and equipment	(13,985)	(5,679)
Acquisition of communities and property, net of cash acquired	—	(13,950)
Investment in joint ventures	(12,568)	—
Distributions received from joint ventures	324	—
Proceeds from the sale of assets	—	208
Acquisition of other assets	(118)	—
Investment in restricted cash	(4,150)	(3,389)
Proceeds from release of restricted cash	734	3,749
Net change in other restricted cash accounts	(719)	(1,181)
Issuance of notes receivable	(376)	—
Receipts from notes receivable	145	42
Other investing activities	—	233
Net cash and cash equivalents used by investing activities	(30,713)	(19,967)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	7,650	—
Proceeds from the issuance of common stock, net of transaction
expenses of $1,916 and $3,166, respectively	89,854	49,934
Proceeds from the issuance of stock pursuant to the associate stock
purchase plan	561	—
Proceeds from the exercise of stock options	369	540
Tax benefit from exercise of stock options in excess of recognized compensation cost	448	—
Refundable entrance fee items:
Proceeds from entrance fee sales - refundable portion	2,896	4,996
Refunds of entrance fee terminations	(4,370)	(6,517)
Principal payments on long-term debt	(33,394)	(32,283)
Distributions to minority interest holders	(762)	(984)
Principal reductions in master trust liability	(244)	(285)
Expenditures for financing costs	(163)	(63)
Proceeds from contingent earnouts	1,700	—
Net cash and cash equivalents provided by financing activities	64,545	15,338

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005

Net increase in cash and cash equivalents	$43,474	$7,226

Cash and cash equivalents at beginning of year	40,771	28,454
Cash and cash equivalents at end of year	$84,245	$35,680

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,947	$3,771
Income taxes paid	$120	$611

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

	Three months ended March 31,
	2006	2005

Land, buildings and equipment acquired, net	$—	$26,139
Deferred entrance fee income	—	(9,779)
Refundable portion of entrance fees	—	(631)
Other	—	(1,779)
Cash paid for acquisition of community and property	$—	$13,950

See accompanying notes to condensed consolidated financial statements.

AMERICAN RETIREMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Retirement Corporation (the “Company”) as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. In addition, certain prior period amounts have been reclassified to conform to current period presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

As discussed in Note 3, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, effective January 1, 2006. The Company adopted the modified prospective transition method provided under SFAS No. 123(R) and consequently has not adjusted results for prior periods.

2. Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of American Retirement Corporation and its wholly owned and majority owned subsidiaries (each of which is a separate and distinct legal entity), that manage own and operate senior living communities. The accounts of limited liability companies, joint ventures and partnerships are consolidated when the Company maintains effective control over such entities' assets and operations, notwithstanding, in some cases, a lack of majority ownership. Under current authoritative literature, the Company consolidates the communities it manages for others if the Company has the unilateral ability to conduct the ordinary course of business of the managed communities and is the primary beneficiary of the managed entities’ operations. As a result, the Company consolidates the operating results of one managed community and a community currently under development pursuant to the requirements of FIN No. 46(R) Consolidation of Variable Interest Entities. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Share-Based Payment

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) requiring the measurement and recognition of all share-based compensation under the fair value method. The Company implemented SFAS No. 123(R) using the modified prospective transition method.

Accordingly, for the three months ended March 31, 2006, the Company recognized share-based compensation for all current award grants and for the unvested portion of previous award grants based on grant date fair values. Prior to 2006, the Company accounted for share-based awards under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock option plans. Under this method, compensation expense was generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Prior period financial statements have not been adjusted to reflect fair value of share-based compensation expense under SFAS No. 123(R).

As permissible under SFAS No. 123(R), the Company changed its method of expense attribution for fair value share-based compensation from the accelerated approach to the straight-line approach for all new awards granted. The Company anticipates that the straight-line method will provide a more meaningful measure of costs incurred as options are generally granted with vesting provisions that are subject to time-based vesting requirements. At January 1, 2006, there was no unrecognized compensation for share-based awards granted prior to the adoption of SFAS No. 123(R) that will be required to be recognized under the accelerated method.

The Company uses historical data and projections to estimate expected employee behaviors related to option exercises and forfeitures. SFAS No. 123(R) requires that forfeitures be included as part of the grant date estimate. The cumulative effect of forfeitures related to previous SFAS No. 123 pro forma expense was not material. Prior to adopting SFAS No. 123(R), the Company reduced share-based compensation expense when forfeitures occurred.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes-Merton valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Expected volatility and dividends are based on implied and historical factors related to the Company’s common stock. Expected term represents the estimated weighted-average time between grant and employee exercise. Risk-free rate is based on U.S. Treasury rates appropriate for the expected term. The following table reflects proforma information for the period ended March 31, 2005 had the Company applied the fair-value provisions of SFAS 123.

	Three Months Ended
	March 31,
	2006	2005 (proforma)
Option valuation assumptions:
Dividend yield	—	—
Expected volatility	55.2%	66.7%
Risk-free interest rate	4.5%	2.3%
Weighted-average expected term of options granted	4.8 years	3.0 years
Weighted average grant date fair value per share - options granted	$15.54	$5.61
Total intrinsic value of options exercised during the period (in millions)	$1.1	$1.1
Total fair value of restricted shares vested during the period (in millions)	$1.1	$0.2

Stock-based compensation awards are granted under the American Retirement Corporation 1997 Stock Incentive Plan (“the 1997 Plan”). In 1997, the Company adopted a stock incentive plan (the “1997 Plan”). The 1997 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 1997 Plan include the Company’s non-employee directors, employees, officers, and consultants. The options generally expire ten years from the date of grant and vest ratably over a three-year period. The exercise price of options granted to employees under the 1997 Plan was equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2006, 1.0 million shares of unissued common stock remain reserved for future grants under the 1997 Plan.

Stock Options

A summary of the Company’s stock option information at December 31, 2005 and activity for the three months ended March 31, 2006 is presented below (shares in thousands) (weighted average remaining contractual term in years):

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005	1,937	$4.43	$36.2		6.84
Granted	72	26.56	-	$15.54
Exercised	(58)	6.67	1.1	2.62
Forfeited	(24)	11.23	0.3	5.15
Outstanding at March 31, 2006	1,927	7.12	35.6		6.68
Exercisable at March 31, 2006	1,219	4.80	25.4

At March 31, 2006 and December 31, 2005, the Company had 0.6 million and 0.8 million unvested options outstanding at a weighted average grant-date fair value of $4.31 and $4.06, respectively. During the three months ended March 31, 2006, 0.1 million options vested at a weighted average grant-date fair value of $2.48.

Restricted Stock

On September 22, 2005, the Company granted certain members of management a total of 277,000 shares of performance-based non-vested stock.  One-third of shares underlying the grant vested on March 31, 2006, and the remainder will vest in two equal tranches on March 31, 2007 and March 31, 2008, subject to continued employment and the Company’s achievement of certain performance targets. The first tranche was subject to “variable” accounting rules under APB No. 25. As a result, compensation expense related to these grants was recognized as the shares vested and varied with changes in the Company’s stock price prior to the January 1, 2006 adoption of SFAS No. 123(R). In accordance with the provisions of SFAS No. 123(R), the Company expensed the remainder of the unvested shares over the vesting term based on the $18.23 grant-date fair value beginning January 1, 2006. Compensation expense for the three months ended March 31, 2006 is representative only of the first tranche that vested on March 31, 2006. Compensation expense on the second and third tranches will be recognized on a straight-line basis over the respective requisite service periods.

On July 19, 2004, the Company granted certain members of management a total of 440,000 shares of restricted stock. This stock had a $5.95 market value at the date of grant and vests ratably over a period of three years from the grant date, subject only to continued employment. Compensation expense related to the 2004 grant was considered “fixed” under the provisions of APB No. 25 and is treated in a similar manner under SFAS No. 123(R). Compensation expense related to this grant will be recognized on a straight-line basis over the remaining requisite service period. Approximately 280,000 shares related to this grant remain unvested at March 31, 2006.

The following table compares total share-based compensation expense for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Total share-based compensation expense	$1,495	$218
Tax benefit	(428)	—
Total share-based compensation, net of tax	$1,067	$218

The following table compares the net income for the three months ended March 31, 2006 reflecting SFAS No. 123(R) share-based compensation of $1,067, net of tax, reported in the current quarter compared to the March 31, 2005 pro forma SFAS No. 123 fair value compensation of $28 thousand, net of tax, and reported APB No. 25 intrinsic value compensation of $0.2 million, net of tax, consisting of restricted stock amortization (in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Reported net income	$4,802	$2,625
Additional pro forma stock-based compensation, net of tax	—	(28)
Comparative net income	$4,802	$2,597
Basic earnings per share as reported	0.14	0.09
Basic earnings per share (prior year pro forma)	0.14	0.09
Diluted earnings per share as reported	0.14	0.09
Diluted earnings per share (prior year pro forma)	0.14	0.09

At March 31, 2006, $7.4 million of unrecognized stock-based compensation expense for all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.1 years.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the condensed consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS No. 123(R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “tax benefit from exercise of stock options in excess of recognized compensation cost” on the unaudited condensed consolidated statement of cash flows. This requirement reduced net operating cash flows and increased financing cash flows by $0.4 million for the three months ended March 31, 2006. Had SFAS No. 123(R) been adopted on January 1, 2005, net operating cash flows would have been reduced by $0.4 million and net financing cash flows would have increased by $0.4 million for the three months ended March 31, 2005. Prior period results have not been restated to conform to current period presentation.

In accordance with APB No. 25, the Company presented the unamortized expense associated with the restricted stock grants as an offsetting amount to additional paid in capital. This “gross up” presentation is prohibited under SFAS No. 123(R) since the full fair value of share-based payments is not recognized until the associated instrument vests. As a result, the Company discontinued this method of accounting and reclassified the unamortized expense into additional paid-in capital on January 1, 2006. This reclassification had no impact to the Company’s financial position, results of operations or cash flows.

4. Completion of Public Equity Offering

On January 24, 2006, the Company completed a public offering of 3,450,000 shares of its common stock, including the underwriter’s over-allotment of 450,000 shares. The shares were priced at $26.60. The net proceeds of the offering, after deducting underwriting discounts and commissions and estimated expenses, were approximately $89.8 million. A portion of the proceeds of this offering were primarily used to repay higher cost debt and fund certain acquisitions during the quarter ended March 31, 2006. The Company expects to use the remainder of the proceeds to fund acquisitions and expansion and development activity, and for general corporate purposes. See Note 8.

5. Segment Information

The Company operates principally in three business segments: (1) retirement centers, (2) free-standing assisted living communities, and (3) management services. The Company currently operates 33 retirement centers, which provide a continuum of care services such as independent living, assisted living and skilled nursing care. Of the 33 retirement centers, the Company owns ten (including four partially-owned through nonconsolidated joint ventures), operates four pursuant to leases classified as lease financing obligations (which include purchase options), operates 18 pursuant to operating leases and consolidates one variable interest entity, a retirement center that the Company manages (Freedom Square). The Company operates seven retirement centers for which the Company receives an upfront fee and provides housing and health care services under various types of entrance fee agreements with residents.

The Company currently operates 41 free-standing assisted living communities. Free-standing assisted living communities are generally comprised of stand-alone assisted living communities that are not located on a retirement center campus, most of which also provide some specialized care such as Alzheimer’s and memory enhancement programs. Free-standing assisted living communities are generally much smaller than retirement centers. Of the 41 free-standing assisted living communities operated by the Company, 20 are owned (including nine partially-owned through nonconsolidated joint ventures), five are operated pursuant to leases classified as lease financing obligations, and 16 are operated pursuant to operating leases.

The management services segment includes fees from management agreements for communities owned by others and fees for management agreements for communities the Company partially owns through nonconsolidated joint ventures. This segment also includes fees for other services including development services and reimbursed expense revenues together with associated expenses. The management services segment does not include any managed communities that the Company consolidates, either through majority interest or a controlling financial interest. The Company currently provides services under six management agreements for retirement centers with third parties. Of these managed communities, two are cooperatives that are owned by their residents, and three are owned by not-for-profit sponsors. The remaining managed retirement center is owned by an unaffiliated third party.

As noted above, the Company manages nine free-standing assisted living communities and four retirement centers in which it has a non-controlling minority ownership interest. Eight of the free-standing assisted living communities were acquired during November 2005 from the Epoch Senior Living group. The four retirement centers were acquired on February 28, 2006 from Cypress Senior Living, Inc. See Note 7.

The Company manages and evaluates the performance of its business segments principally based upon segment operating contributions, which the Company defines as revenue from the segment less operating expenses associated with the segment. The following is a summary of total revenues and operating contributions by segment for the three months ended March 31, 2006 and 2005, and total assets by segment at March 31, 2006 and December 31, 2005 (in thousands).(1)(2)(3)

	Three Months Ended March 31,
	2006	2005
Revenues
Retirement centers	$98,606	$91,046
Free-standing assisted living communities	29,180	25,607
Management services (2)	3,307	1,302
Total revenues	$131,093	$117,955

Retirement centers
Resident and health care revenues	$98,606	$91,046
Cost of community service revenue	64,351	60,454
Segment operating contribution (3)	34,255	30,592

Free-standing assisted living communities
Resident and health care revenues	29,180	25,607
Cost of community service revenue	19,103	17,847
Segment operating contribution (3)	10,077	7,760

Management services operating contribution	1,224	500

Lease expense	15,333	15,510
Depreciation and amortization (including general and administrative depreciation
and amortization of $364 and $943, respectively)	9,999	9,970
Loss on disposal or sale of assets	84	12
General and administrative expense	9,942	6,591
Income from operations	$10,198	$6,769

	March 31,	December 31,
	2006	2005
Total Assets
Retirement centers	$505,853	$521,581
Free-standing assisted living communities	192,488	188,548
Management services	246,740	169,345
Total	$945,081	$879,474

(1)	Segment financial and operating data does not include any inter-segment transactions or allocated costs.
(2)	Management Services represent the Company’s management fee revenue and reimbursed expense revenue.
(3)	Segment operating contribution is defined as segment revenues less segment operating expenses.

6.  Earnings per Share

Basic and diluted earnings per share for the three months ended March 31, 2006 have been computed on the basis of the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three months ended March 31, 2006 and 2005, there were approximately 1.9 and 2.1 million options to purchase shares of common stock outstanding which had an exercise price below the average market price of the common shares for the corresponding periods, respectively.

A computation of diluted earnings per share is as follows (in thousands):
	Three Months Ended
	March 31,
	2006	2005
Net income	$4,802	$2,625

Weighted average shares used for basic earnings per share data	33,798	28,899
Effect of dilutive common securities:
Employee stock options and non-vested stock	1,098	1,801
Weighted average shares used for diluted earnings per share data	34,896	30,700

Basic earnings per share	$0.14	$0.09
Effect of dilutive securities	—	—
Diluted earnings per share	$0.14	$0.09

The following options outstanding during the three months ended March 31, 2006 and 2005 were excluded from the computation of diluted earnings per share for the respective period because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2006	2005
Number of options (in thousands)	28	111
Weighted-average exercise price	$26.96	$14.61

7. Investments in Joint Ventures

On February 28, 2006, two newly-formed joint ventures in which the Company has a 20% interest completed the acquisition of four senior living communities from affiliates of Cypress Senior Living, Inc. for an aggregate purchase price of $146.3 million. The communities are located in Arlington, Dallas and Ft. Worth, Texas and Leawood, Kansas.

The two joint venture entities are owned 20% by the Company and 80% by affiliates of CNL Capital Investments Corp. Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., provided the joint ventures with approximately $95.5 million of first mortgage financing for the acquisition, which is evidenced by two credit and security agreements. The Company has also guaranteed debt service payments under first mortgage financing in the event of certain defaults or nonperformance by the counterparty. The debt has a three-year term with two twelve-month extension options and requires the payment of interest only at a floating rate based upon one month LIBOR plus 2.10%. The remainder of the purchase price was funded by proportional capital contributions by the joint venturers. At closing, the Company also entered into long-term management agreements for the communities. The management fees will be included in the Company's management services segment.

Although the Company holds a significant variable interest in the joint ventures, it is not considered the primary beneficiary of these entities as defined by FIN No. 46(R). As a result, the Company accounts for its investment under the equity method of accounting. The Company believes its maximum exposure to loss as a result of its involvement with this variable interest entity is approximately $10.8 million at March 31, 2006, which represents its initial capital contribution into the joint ventures.

8.  Long-term Debt and Other Transactions

A summary of long-term debt is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Various mortgage notes, interest at variable and fixed rates, generally payable monthly with any unpaid principal and interest due between 2006 and 2037. Interest rates at March 31, 2006 range from 6.5% to 9.5%. The loans are secured by certain land, buildings and equipment.	$79,949	$109,090
Various construction loans, interest generally payable monthly with unpaid principal due between 2006 and 2009. Variable interest rates at March 31, 2006 range from 7.0% to 9.0%. The loans are secured by certain real property.	25,046	17,392
Various other long-term debt, generally payable monthly with any unpaid principal and interest due between 2006 and 2018. Variable and fixed interest rates at March 31, 2006 range from 4.7% to 9.0%. The loans are secured by certain land, buildings and equipment.	20,033	20,101
Subtotal debt	125,028	146,583

Capital lease and lease financing obligations with principal and interest payable monthly bearing interest at fixed rates ranging from 0.4% to 10.9%, with final payments due between 2006 and 2017. The obligations are secured by certain land, buildings and equipment.	173,227	177,417
Total debt, including capital lease and lease financing obligations	298,255	324,000

Less current portion of debt	7,437	11,978
Less current portion of capital lease and lease financing obligations	16,946	16,868
Long-term debt, excluding current portion	$273,872	$295,154

At March 31, 2006, the aggregate scheduled maturities of long-term debt were as follows (in thousands):

	Long-term Debt	Capital Lease and Lease Financing Obligations	Total Debt at March 31, 2006

For the twelve months ending March 31, 2007	$7,437	$16,946	$24,383
For the twelve months ending March 31, 2008	9,997	17,524	27,521
For the twelve months ending March 31, 2009	18,753	18,316	37,069
For the twelve months ending March 31, 2010	8,569	19,099	27,668
For the twelve months ending March 31, 2011	25,443	20,048	45,491
Thereafter	54,829	81,294	136,123
	$125,028	$173,227	$298,255

In addition, the Company has $15.3 million of standby letters of credit issued under a letter of credit facility from a commercial bank, which is collateralized by a mortgage on three free-standing assisted living communities. As of March 31, 2006, no amounts have been drawn on these letters of credit.

First Quarter Financing Activity

On January 26, 2006, the Company repaid a $8.9 million loan to a commercial bank bearing interest at a variable rate (7.33% at December 31, 2005), due April 1, 2006 and a $4.5 million mortgage loan bearing interest at a floating rate (6.81% at December 31, 2005), due January 1, 2007. These mortgage loans were secured by first mortgages in substantially all the property and equipment of two free-standing assisted living communities. On February 14, 2006, the Company paid off a $15.2 million mortgage loan bearing interest at 9.25%, due September 16, 2016. The loan was secured by a first mortgage in substantially all the property and equipment of a retirement center. The repayment of these loans will result in a $1.8 million reduction in interest expense for the year ending December 31, 2006, based on rates in effect at the time of repayment. The Company used a portion of the proceeds of the January 24, 2006 public equity offering to retire these obligations.

In addition to the obligations reflected on the Company’s condensed consolidated financial statements, it has various construction loan commitments totaling approximately $54.6 million at March 31, 2006.

9. Operating Leases

As of March 31, 2006, the Company operated 43 of its senior living communities under long-term leases (34 operating leases and nine capital lease or lease financing obligations). Of the 34 operating lease communities, 26 are operated under four master lease agreements, with the remaining communities leased under individual lease agreements. The Company also leases its corporate offices and is obligated under several ground leases for senior living communities. The base lease terms vary from three to 19 years. Many of the leases provide for renewal, extension and purchase options. Many of the leases also provide for graduated lease payments, either based upon fixed rate increases or a specified formula. In addition, several leases have provisions for contingent lease payments based on revenue, occupancy levels or other measures. Contingent rent that depends on factors directly related to the future use of leased property is accrued when it is deemed probable such amounts will be due. In addition, a majority of the Company’s lease agreements impose certain restrictions or require pre-approval for certain changes such as expansions or significant modifications to the leased property.

Net lease expense for the three months ended March 31, 2006 was $15.3 million, which includes lease payments of $17.3 million, plus accruals for future lease escalators (straight-line lease expense) of $1.0 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million. Net lease expense for the three months ended March 31, 2005 was $15.5 million, which includes lease payments of $17.0 million, plus accruals for future lease escalators of $1.5 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million.

Future minimum lease payments at March 31, 2006 are as follows (in thousands):

Twelve months ending March 31, 2007	$68,687
Twelve months ending March 31, 2008	69,198
Twelve months ending March 31, 2009	68,519
Twelve months ending March 31, 2010	69,567
Twelve months ending March 31, 2011	70,160
Thereafter	338,404
$684,535

The following table provides a summary of operating lease obligations at March 31, 2006 by lessor:

	Future Minimum Lease Payments
	Twelve Months Ending	Remaining
	March 31, 2007	Lease Term
Master lease agreements for eleven communities. Initial terms ranging from 10 to 15 years, with renewal options for two additional ten year terms.	$25,363	$218,660
Operating lease agreements for three communities with an initial term of 15 years and renewal options for two additional five year terms or two additional ten year terms.	9,344	126,189
Master lease agreement for nine communities. Initial 12 year term, with renewal options for two additional five year terms.	11,117	83,913
Operating lease agreement for a community which has a 23 year term, with a seven year renewal option. The Company also has an option to purchase the community at the expiration of the lease term at fair market value.	4,344	44,683
Operating lease agreement for a community with an initial term of 15 years with two five year renewal options and a right of first refusal to repurchase the community. The Company previously recorded a deferred gain of $11.7 million on the sale, which is being amortized over the base term of the lease.	3,893	39,372
Master lease agreement for six communities with an initial ten year term, with renewal options for four additional ten year terms.	6,178	34,988
Other lease agreements for three communities, as well as a lease for the home office. Initial terms ranging from eight to 17 years, with various renewal options.	8,448	68,043
Total operating lease obligations	$68,687	$615,848

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

Beginning January 2006, the Company formed a wholly-owned “captive” insurance company for the purpose of insuring certain portions of its risk retention under its general and professional liability insurance programs. The captive insurance company is subject to applicable reserve requirements and regulations. The Company currently maintains single incident and aggregate liability protection in the amount of $25.0 million for general liability and $15.0 million for professional liability, with self-insured retentions of $1.0 million and $5.0 million, respectively.

The Company operates under a self-insured workers’ compensation program, with excess loss coverage provided by third party carriers. As of March 31, 2006, the Company’s coverage for workers’ compensation and related programs, excluding Texas, included excess loss in an aggregate amount of $6.3 million, with a deductible amount of $350,000 per claim prior to January 1, 2006 and $500,000 thereafter. For work-related injuries in Texas, the Company is a non-subscriber under Texas state law, meaning that work-related losses are covered under a defined benefit program outside of the Texas Workers' Compensation system. The Company carries excess loss coverage of $1.0 million per individual, with a deductible of $250,000 per individual under its non-subscriber program.

The Company maintains a self-insurance program for employee medical coverage, with stop-loss insurance coverage of amounts in excess of $250,000 per associate prior to January 1, 2006 and $275,000 thereafter. Estimated costs related to this self-insurance program are accrued based on known claims and projected settlements of unasserted claims incurred but not yet reported to the Company. Subsequent changes in actual experience (including claim costs, claim frequency, and other factors) could result in additional costs to the Company.

During the three months ended March 31, 2006 and 2005, respectively, the Company expensed $3.3 million and $4.2 million, respectively, related to premiums, claims and costs for general liability and professional medical malpractice, workers’ compensation, and employee medical insurance related to multiple insurance years.

Management Agreements

The Company’s management agreements are generally for terms of three to 20 years, but certain of the agreements may be canceled by the owner of the community, without cause, on three to six months’ notice. Certain of these management agreements provide the Company with long-term renewal options. Pursuant to the management agreements, the Company is generally responsible for providing management personnel, marketing, nursing, resident care and dietary services, accounting and data processing services, and other services for these communities at the owner’s expense and receives a monthly fee for its services based on either a contractually fixed amount, a percentage of revenues or income, or cash flows in excess of operating expenses and certain cash flows of the community. The Company’s existing management agreements expire at various times through December 2021.

In connection with these management agreements, the Company has guaranteed mortgage debt of $8.3 million related to a joint venture which the Company manages.

Regulatory Requirements

Federal and state governments regulate various aspects of the Company's business. The development and operation of health care facilities and the provision of health care services are subject to federal, state, and local licensure, certification, and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licens-ing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicare programs, restrictions on the ability to acquire new communities or expand existing communities, and, in extreme cases, the revocation of a community's license or closure of a community. Management believes the Company was in compliance with such federal and state regulations at March 31, 2006.

Other

A portion of the Company’s skilled nursing revenues and the majority of the Company’s therapy services revenues are attributable to reimbursements under Medicare. Certain per person annual limits on therapy services, which were temporarily effective beginning in September 2003 before being deferred, became effective again as of January 2006. Administrative procedures regarding automatic exceptions to these limits and approval processes for other exceptions by individual are being implemented by Medicare representatives. While the Company expects that these limits will reduce its therapy revenues from certain residents, it does not expect them to have a significant impact on its overall business. There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. Changes in the reimbursement policies of the Medicare program could have an adverse effect on the Company’s results of operations and cash flow.

11.  Recent Accounting Pronouncements

 In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it.  The EITF provides that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause.  The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005).  For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The January 1, 2006 adoption of EITF 04-5 did not have a material effect on the Company’s financial position, results of operations or cash flows for the period, however, the accounting related to future acquisition activity could be affected by the provisions of this consensus.

On October 6, 2005, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP affects companies that are engaged in construction activities on buildings or grounds, which are accounted for as operating leases. The FSP requires companies to expense rental costs associated with these leases starting on the date that the tenant is given control of the premises. As a result, companies must cease capitalizing rental costs during construction periods. The FSP is effective for the first reporting period beginning after December 15, 2005. Retrospective application is permitted but not required. The January 1, 2006 adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows for the period, however, the accounting related to future acquisition activity could be affected by the provisions of this statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement to APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, SFAS No. 154 carries forward the guidance in APB Opinion No. 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

12.  Subsequent Events

On April 1, 2006, the Company completed the acquisition of two retirement centers with a total of 204 units located in Shawnee, Kansas. The Company funded the aggregate cash purchase price of $29.5 million with cash.

On March 17, 2006, the Company announced that a joint venture in which it is a member entered into an asset purchase agreement to acquire a 760-unit entry-fee continuing care retirement community located in Bradenton, Florida. The joint venture, which will be owned 20% by the Company, will acquire the community for approximately $95 million plus the assumption of certain resident refunds. This transaction is expected to close on or before May 31, 2006.

On April 27, 2006, the Company announced that it had entered into an agreement to acquire the lessee’s interest in a 237-unit retirement center located in Denver, Colorado that the Company currently operates pursuant to a management agreement. Upon the closing of the purchase, the community will convert from a managed community to a leased community, and its operating results will be included in the Company's consolidated financial statements. The expected purchase price of $1.2 million will be funded with cash. This transaction is expected to close in May 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The senior living industry is experiencing growth as a result of demographic changes and various other factors. According to census data, the over age 75 population in the United States is growing much faster than the general population. We have seen increasing demand for services at both our retirement centers and our free-standing assisted living communities during the past year, and expect that this demand will continue over the next several years. As a general rule, economic factors that affect seniors will have a corresponding impact on the senior living industry, including general economic concerns, energy prices, and uncertainty caused by world events. On the other hand, the strength of the home resale market in most areas of the country in recent years has been beneficial to seniors, since the equity from the sale of a home is a significant source of funding for senior living care in many cases. In addition, overall economic conditions and general consumer confidence can impact the senior living industry, since many adult children subsidize the cost for care of elderly parents, and share in decisions regarding their care.

The assisted living industry is maturing and rapidly evolving. The demand for assisted living services increased significantly beginning with the emergence of the industry segment in the mid-1990s. However, the development of new assisted living communities across the country outstripped demand during that period, resulting in oversupply of unit capacity, longer fill up times, price pressures and deep discounting. The steadily increasing demand for assisted living services, coupled with minimal new development activity, reduced much of the oversupply in many of our markets in 2002 and 2003. As a result, we have been able to increase occupancy, increase rates and reduce promotional discounting for our free-standing assisted living communities since that time. Based on available industry data, we believe that new assisted living development in the near term will remain at sustainable levels and, accordingly, expect this trend to continue. The average length of stay in our free-standing assisted living community segment is approximately two years, which represents a challenge and an opportunity for us. We must find a number of new residents to maintain and build occupancy. However, we also have the opportunity to “mark-to-market” if we are able to attract new residents at higher current market rates, replacing prior residents with lower or discounted rates.

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

Our most significant expenses are:

•
Cost of community service revenues - Labor and labor-related expenses for community associates represent approximately 64% of this line item. Other significant items in this category are food costs, property taxes, utility costs, marketing costs and insurance. We have experienced significant increases in utility costs during the past year.

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

Significant First Quarter Events and Results of Operations

Completion of 2006 Secondary Public Offering

On January 24, 2006, we completed a secondary public offering of 3,450,000 shares of our common stock, including the underwriter’s over-allotment of 450,000 shares. The shares were priced at $26.60. The net proceeds of the offering, after deducting underwriting discounts and commissions and expenses, were approximately $89.8 million. A portion of the proceeds of this offering were used primarily to repay higher cost debt and fund certain acquisitions during the quarter ended March 31, 2006. The Company expects to use the remainder of the proceeds to fund acquisitions and expansion and development activity, and for general corporate purposes.

Acquisitions

On February 28, 2006, two newly-formed joint ventures in which we own a 20% interest acquired four senior living communities from affiliates of Cypress Senior Living, Inc. for an aggregate purchase price of $146.3 million. These retirement centers are located in Arlington, Dallas and Ft. Worth, Texas and Leawood, Kansas. At closing, we also entered into long-term management agreements pursuant to which we agreed to manage the communities. The acquisition of these communities added 893 units to communities we manage with partial ownership through joint ventures. See Note 7 to the unaudited condensed consolidated financial statements. We will account for our interest in the joint ventures under the equity method of accounting.

Highlights of Operating Results

Our statements of operations in recent years should be considered in light of the following factors, some of which are likely to influence our future operating results and financial outlook:

•
Our statements of operations for the three months ended March 31, 2006 show significant improvement versus the respective prior year period. Net income for the three months ended March 31, 2006 was $4.8 million versus $2.6 million for the three months ended March 31, 2005.

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

•
For the three months ended March 31, 2006, retirement center revenues were up 8.3% versus prior year, and segment operating contribution was up 12.0% versus the same period last year. Operating contribution per unit per month increased 10.9% for the same period, from $1,195 to $1,325.

•
We are also focusing on increasing our free-standing assisted living segment operating contribution further primarily by increasing occupancy above the current 92% level, and by increasing revenue per unit through price increases, ancillary services, and the “mark-to-market” effect of turnover of units that are at lower rates, while maintaining control of our operating costs. Since monthly rates for new residents (current market selling rates) are generally higher than billing rates for current residents, turnover typically results in significantly increased monthly fees for the new resident. We believe that, absent unforeseen market or pricing pressures, occupancy increases above 90% should produce high incremental community operating contribution margins for this segment. The risks to improving occupancy in our free-standing assisted living community portfolio are unexpected increases in move outs in any period (due to health or other reasons) and the development of new unit capacity or renewed price discounting by competitors in our markets, which could make it more difficult to fill vacant units and which could result in lower revenue per unit.

•
Our free-standing assisted living communities have continued to increase revenue and segment operating contribution during 2005 and 2006, primarily as a result of a 9.0% year over year increase in revenue per occupied unit as of March 31, 2006, as well as an increase in ending occupancy from 90% as of March 31, 2005, to 92% as of March 31, 2006. The increased revenue per unit in our free-standing assisted living communities resulted primarily from selling rate increases, reduced discounting, and turnover of units resulting in new residents paying higher current market rates. In addition, our residency agreements provide for annual rate increases. The increased amount of ancillary services, including therapy services, also contributed to the increased revenue per unit.

•
Our free-standing assisted living community incremental increase in operating contribution as a percentage of revenue increase was 65% for the three months ended March 31, 2006 versus the same prior year period. Our free-standing assisted living community operating contribution per unit per month increased 24.1% during the three months ended March 31, 2006, versus the same period last year, to $1,266 per unit per month.

Segment Results

We operate in three business segments: retirement centers, free-standing assisted living communities, and management services.

The following table presents the number, total unit capacity and total ending and average occupancy percentages of our communities by operating segment at March 31, 2006 and 2005.

	Number of Communities /		Ending Occupancy % /		Average Occupancy % /
	Total Ending Capacity		Ending Occupied Units		Average Occupied Units
	March 31,		March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005

Retirement Centers	33	29	95%	95%	96%	95%
	9,901	9,072	9,378	8,585	8,815	8,532

Free-standing ALs	41	33	92%	90%	91%	89%
	3,836	3,007	3,518	2,694	3,509	2,668

Management Services	6	5	96%	95%	96%	95%
	1,416	1,187	1,362	1,131	1,357	1,125

Total	80	67	94%	94%	94%	94%
	15,153	13,266	14,258	12,410	13,681	12,325

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

	Three Months Ended March 31,		2006 vs. 2005
	2006	2005	Change	%
Revenues:
Retirement Centers	$98,606	$91,046	$7,560	8.3%
Free-standing Assisted Living Communities	29,180	25,607	3,573	14.0%
Management Services	3,307	1,302	2,005	154.0%
Total revenue	$131,093	$117,955	$13,138	11.1%

Retirement Centers
Ending occupied units (2)	8,578	8,585	(7)	-0.1%
Ending occupancy % (2)	95%	95%	0%
Average occupied units (2)	8,615	8,532	83	1.0%
Average occupancy % (2)	96%	95%	1%
Revenue per occupied unit (per month)	$3,815	$3,557	$258	7.3%
Operating contribution per unit (per month)	1,325	1,195	130	10.9%

Resident and healthcare revenue	98,606	91,046	7,560	8.3%
Cost of community service revenue, exclusive of depreciation
expense presented separately below	64,351	60,454	3,897	6.4%
Segment operating contribution (3)	34,255	30,592	3,663	12.0%
Operating contribution margin (4)	34.7%	33.6%	1.1%	3.3%

Free-standing Assisted Living Communities
Ending occupied units (5)	2,669	2,562	107	4.2%
Ending occupancy % (5)	92%	90%	2%
Average occupied units (5)	2,653	2,537	116	4.6%
Average occupancy % (5)	92%	89%	3%
Revenue per occupied unit	$3,666	$3,364	$302	9.0%
Operating contribution per unit (per month)	1,266	1,020	246	24.1%

Resident and healthcare revenue	29,180	25,607	3,573	14.0%
Cost of community service revenue, exclusive of depreciation
expense presented separately below	19,103	17,847	1,256	7.0%
Segment operating contribution (3)	10,077	7,760	2,317	29.9%
Operating contribution margin (4)	34.5%	30.3%	4.2%	13.9%

Management services operating contribution (3)	$1,224	$500	$724	144.8%

Total segment operating contributions	45,556	38,852	6,704	17.3%
As a % of total revenue	34.8%	32.9%	1.9%	5.8%

Lease expense	15,333	15,510	(177)	-1.1%
Depreciation and amortization, inclusive of general and administrative
depreciation and amortization of $364 and $943, respectively	9,407	9,271	136	1.5%
Amortization of leasehold costs	592	699	(107)	-15.3%
Loss on the sale or disposal of assets	84	12	72	NM
General and administrative (6)	$9,942	$6,591	$3,351	50.8%
Income from operations	$10,198	$6,769	$3,429	50.7%

(1)	Selected financial and operating data does not include any inter-segment transactions or allocated costs.
(2)
Occupancy data excludes four retirement centers we partially own through nonconsolidated joint ventures for the one month ended March 31, 2006. These joint ventures are not included in the retirement center segment results since we do not hold a controlling financial interest.

(3)	Segment Operating Contribution is calculated by subtracting the segment operating expenses from the segment revenues.
(4)	Segment Operating Contribution Margin is calculated by dividing the operating contribution of the segment by the respective segment revenues.
(5)
Occupancy data excludes nine free-standing assisted living communities we partially own through joint ventures for the three months ended March 31, 2006. Occupancy data excludes two free-standing assisted living communities we partially-owned through joint ventures for the three months ended March 31, 2005. These joint ventures are not included in the consolidated free-standing assisted living segment results since we do not hold a controlling financial interest.

(6)	Includes $1.5 million and $0.2 million in stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively.
NM	Not meaningful

Three Months Ended March 31, 2006 compared with the Three Months Ended March 31, 2005

Retirement Centers

Revenue - Retirement center revenues were $98.6 million for the three months ended March 31, 2006, compared to $91.0 million for the three months ended March 31, 2005, an increase of $7.6 million, or 8.3%, which was comprised of:

•
$7.6 million from increased revenue per occupied unit. This increase is comprised primarily of selling rate increases and increased ancillary services provided to residents (including a $1.8 million increase in therapy services revenue, which is net of the impact of the initial uncertainty surrounding caps on therapy revenues, which regulators clarified during February of 2006). We do not expect the new therapy caps to have a significant impact on our therapy services revenue. Rate increases include the mark-to-market effect from turnover of residents (reselling units at higher current selling rates), and annual increases in monthly service fees from existing residents. We expect that selling rates to new residents will generally continue to increase during 2006 absent an adverse change in market conditions.

•	These amounts exclude the revenue and occupancy for four retirement centers partially-owned through nonconsolidated joint ventures for the one month ended March 31, 2006.

Cost of community service revenue - Retirement center cost of community service revenue was $64.4 million for the three months ended March 31, 2006, compared to $60.5 million for the three months ended March 31, 2005, an increase of $3.9 million, or 6.4%, which was comprised of:

•
$2.0 million of increased labor and related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs, including approximately $1.1 million supporting the growth of our therapy services program. Although wage rates of associates are expected to increase each year, we do not expect significant changes in staffing levels in our retirement center segment, other than to support community acquisitions or expansions or the growth of ancillary programs such as therapy services.

•	$1.9 million of other year-to-year cost increases. This includes increases in operating expenses such as utilities, property taxes, marketing, food, ancillary costs and other property-related costs.

Segment operating contribution - Retirement center segment operating contribution was $34.3 million for the three months ended March 31, 2006, compared to $30.6 million for the three months ended March 31, 2005, an increase of $3.7 million, or 12.0%.

•	The operating contribution margin increased to 34.7% from 33.6% for the three months ended March 31, 2006 and 2005, respectively.

•
The operating contribution margin in 2006 reflected continued operational improvements throughout the retirement center segment resulting from increased average occupancy and revenue per occupied unit (including continued growth of the therapy services program), and control of community operating expenses including labor, employee benefits and insurance-related costs.

Free-standing Assisted Living Communities

Revenue - Free-standing assisted living community revenues were $29.2 million for the three months ended March 31, 2006, compared to $25.6 million for the three months ended March 31, 2005, an increase of $3.6 million, or 14.0%, which was comprised of:

•
$2.8 million from increased revenue per occupied unit. This increase includes the impact of price increases, reduced discounting and promotional allowances, and the mark-to-market effect from turnover of residents (reselling units at higher current rates), and includes $0.7 million related to increased revenues from therapy services. We remain focused on increasing revenue per occupied unit, subject to market constraints, through price increases, as well as the mark-to-market turnover of residents with prior discounted rates, and an increase in ancillary services such as therapy.

•
$0.8 million from increased occupancy. Total ending occupancy increased from 90% at March 31, 2005 to 92% at March 31, 2006, an increase of two percentage points. We are focused on continuing to increase the occupancy in the free-standing assisted living communities, and believe that over the long-term, this segment of the industry should be able to achieve average occupancy levels near those achieved in our retirement center segment. We are focused on increasing our number of move-ins, increasing average length of stay, and expanding our marketing efforts and sales training in order to increase occupancy.

•
These amounts exclude the revenue and occupancy for nine free-standing assisted living communities partially-owned through nonconsolidated joint ventures for the three months ended March 31, 2006 and for two free-standing assisted living communities partially-owned through nonconsolidated joint ventures at March 31, 2005.

Cost of community service revenue - Free-standing assisted living cost of community service revenue was $19.1 million for the three months ended March 31, 2006, compared to $17.8 million for the three months ended March 31, 2005, an increase of $1.3 million, or 7.0%, which was comprised of:

•
$1.2 million of additional labor and labor related costs. This increase is primarily a result of wage rate increases for associates and additional staffing costs of approximately $0.1 million supporting the growth of our therapy services programs. We do not expect significant increases in staffing levels in our free-standing assisted living communities as occupancy levels increase over the current 92% level, since most of our communities are nearly fully staffed at current occupancy levels. However, growth of ancillary revenue programs such as therapy may require additional staff to support incremental activity. As a result of higher recruiting and retention costs of qualified personnel, we expect increased wage rates each year, subject to labor market conditions.

•	$0.1 million of other net cost increases such as marketing, utilities and other community overhead costs, as well as food costs and various other cost increases.

Segment operating contribution - Free-standing assisted living segment operating contribution was $10.1 million for the three months ended March 31, 2006, compared to $7.8 million for the three months ended March 31, 2005, an increase of $2.3 million, or 29.9%.

•	For the three months ended March 31, 2006 and 2005, the operating contribution margin increased to 34.5% from 30.3%, respectively, an increase of 4.2 percentage points.

•
The increased margin primarily relates to strong increases in revenue per occupied unit and occupancy increases, coupled with control of operating expenses. The incremental increase in operating contribution as a percentage of revenue increase was 65% for the three months ended March 31, 2006 versus 61% for the three months ended March 31, 2005.

•
We believe that, absent unforeseen cost pressures, revenue increases resulting from occupancy increases should continue to produce high incremental segment operating contribution margins (as a percentage of sales increase) for this segment.

Management Services.

Management services operating contribution was $1.2 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. This increase is primarily attributable to service revenue related to certain construction and development projects we manage.

General and Administrative. General and administrative expense was $9.9 million for the three months ended March 31, 2006, compared to $6.6 million for the three months ended March 31, 2005, an increase of $3.3 million, or 50.8%, which was comprised of:

•
A $1.3 million increase in stock-based compensation expense associated with the January 1, 2006 adoption of SFAS No. 123(R) and performance-based restricted stock compensation. Our total stock-based compensation expense for the year ending December 31, 2006 is expected to be approximately $6.3 million.

•
$2.0 million related to increased payroll, insurance and other costs associated with general corporate growth and expansion, including expansion of our ancillary service programs and support for new acquisitions.

•	General and administrative expense as a percentage of total consolidated revenues was 7.6% and 5.6% for the three months ended March 31, 2006 and 2005, respectively.

•
We believe that measuring general and administrative expense as a percentage of total consolidated revenues and combined revenues (including unconsolidated managed revenues) provides insight as to the level of our overhead in relation to our total operating activities (including those that relate to management services). General and administrative expense as a percentage of total combined revenues was 6.5% and 5.0% for the three months ended March 31, 2006 and 2005, respectively, calculated as follows (dollars in thousands):

	Three Months Ended March 31,

	2006	2005
Total consolidated revenues	$131,093	$117,955
Revenues of unconsolidated managed communities	23,374	13,244
Less management fees	1,224	500
Total combined revenue	$153,243	$130,699

Total general and administrative expense	$9,942	$6,591

General and administrative expense as a % of total consolidated revenues	7.6%	5.6%
General and administrative expense as a % of total combined revenue(1)	6.5%	5.0%

(1)	Included in the above percentages are 1.0% and 0.1%, respectively, of non-cash equity compensation for the three months ended March 31, 2006 and 2005.

Lease Expense. Lease expense was $15.3 million for the three months ended March 31, 2006, compared to $15.5 million for the three months ended March 31, 2005, a decrease of $0.2 million, or 1.1%.

•
Lease expense decreased $0.5 million as a result of the acquisition of the assets of a retirement center in July 2005 that was previously operated pursuant to an operating lease. This decrease was partially offset by scheduled rent increases.

•
A lease agreement in which we previously accounted for as a lease financing obligation due to our continuing involvement reverted to an operating lease as a result of the expiration of an underlying earnout. As a result, lease expense related to this community increased $0.1 million for the three months ended March 31, 2006.

•
Net lease expense for the three months ended March 31, 2006 was $15.3 million, which includes current lease payments of $17.3 million, plus straight-line accruals for future lease escalators of $1.0 million, net of the amortization of the deferred gain from prior sale-leasebacks of $3.0 million.

•	As of March 31, 2006, we had operating leases for 34 of our communities, including 18 retirement centers and 16 free-standing assisted living communities.

Depreciation and Amortization. Depreciation and amortization expense was $9.4 million for the three months ended March 31, 2006, compared to $9.3 million for the three months ended March 31, 2005, an increase of $0.1 million, or 1.5%.

•	Approximately $0.3 million of the increase was related to the 2005 acquisitions of two retirement centers of which one was previously operated pursuant to an operating lease.

•	Depreciation expense decreased $0.6 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to the sale of certain rental assets during 2005.

•
The remainder of the increase was attributable to increased development and expansion activity. Depreciation and amortization expense for the three months ended March 31, 2006 was $9.4 million and is expected to increase as development assets are placed into service throughout the year.

Amortization of Leasehold Acquisition Costs. Amortization of leasehold acquisition costs was $0.6 million for the three months ended March 31, 2006, compared to $0.7 million for the three months ended March 31, 2005, a decrease of $0.1 million. This decrease relates to the acquisition of the real assets of a retirement center in July 2005. This community was previously operated pursuant to an operating lease.

Interest Expense. Interest expense was $4.3 million for the three months ended March 31, 2006, compared to $3.6 million for the three months ended March 31, 2005, an increase of $0.7 million, or 20.0%. This increase was primarily the result of:

•
The debt associated with the acquisition of a retirement center and current development and expansion activity. These obligations increased interest expense $1.0 million for the three months ended March 31, 2006 compared to March 31, 2005.

•	The writeoff of $0.2 million in deferred financing costs associated with debt repayments during the quarter ended March 31, 2006.

•
The expiration of a contingent earnout included in lease agreements for a free-standing assisted living community. These leases are presently accounted for as operating leases (versus lease financing obligation treatment for these leases for periods prior to December 31, 2005). We will continue to evaluate our other lease earnouts in light of our cash needs and the cost and terms of alternative financing, and may consider extending earnout terms in certain cases. Interest expense for the three months ended March 31, 2006 decreased $0.2 million related to this free-standing assisted living community.

These increases in interest expense were partially offset due to the repayment of $28.7 million in outstanding loans during the three months ended March 31, 2006. We used a portion of the proceeds of our January 2006 public equity offering to retire these obligations. The repayment of these loans resulted in a $0.2 million reduction in current quarter interest expense for the three months ended March 31, 2006 and will result in a $1.8 million reduction in interest expense for the year ending December 31, 2006, based on rates in effect at the time of retirement.

Interest expense is expected to approximate a quarterly amount of $4.1 million, before the impact of any increase in the interest rates of our variable rate debt or other refinancing or transactional activity.

Interest Income. Interest income was $1.6 million for the three months ended March 31, 2006, compared to $0.7 million for the three months ended March 31, 2005. This increase is primarily attributable to increased short-term interest on investments resulting from the 2006 public equity offering and on amounts funded related to certain third-party development projects.

Income Taxes. Our effective tax rate was approximately 37.0% for the three months ended March 31, 2006.

Minority Interest in Losses (Earnings) of Consolidated Subsidiaries, Net of Tax. Minority interest in losses (earnings) of consolidated subsidiaries, net of tax, was $0.2 million and ($0.1 million) for the three months ended March 31, 2006 and 2005, respectively. This increase was primarily attributable to the buyout of the minority interest in two of our retirement center communities coupled with increased management fees at a retirement center community we manage and consolidate.

Net Income. We experienced net income of $4.8 million or $0.14 earnings per basic and diluted share, for the three months ended March 31, 2006, compared to $2.6 million, or $0.09 loss per basic and diluted share, for the three months ended March 31, 2005.

Liquidity and Capital Resources

We believe that our current cash and cash equivalents and expected cash flow from operations will be sufficient to fund our operating requirements, capital expenditure requirements, periodic debt service requirements, and lease and tax obligations during the next twelve months.

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

We have substantial payment commitments on our outstanding debt, capital leases and lease financing obligations and operating lease obligations. As shown in the Future Cash Commitments table below, we have significant payment obligations during the next five years. These commitments and our plans regarding them are described below:

•
We have long term debt of $125.0 million and capital lease and lease financing obligations of $173.2 million, for total debt of $298.3 million at March 31, 2006. We guarantee $37.8 million of third party senior debt in connection with five retirement centers and a free-standing assisted living community that we operate.

•
Our long-term debt payments include recurring principal amortization and other amounts due each year plus various maturities of mortgages and other loans. We have scheduled debt principal payments of $125.0 million, including $7.4 million due during the twelve months ending March 31, 2007. We intend to pay these amounts as they come due primarily from cash provided by operations.

•
As of March 31, 2006, we leased 43 of our communities (34 operating leases and 9 leases accounted for as lease financing obligations). As a result, we have significant lease payments. Our capital lease and lease financing obligations include payments of $16.9 million that is due in the twelve months ending March 31, 2007. During the twelve months ending March 31, 2007, we are also obligated to make minimum rental payments of approximately $68.7 million under long-term operating leases. We intend to pay these capital leases, lease financing and operating lease obligations primarily from cash provided by operations. See our Future Cash Commitments table below.

As of March 31, 2006, we had approximately $84.2 million in unrestricted cash and cash equivalents and $32.6 million in restricted cash. For the three months ended March 31, 2006, the Company’s cash provided by operations was $9.6 million. At March 31, 2006, we had $31.8 million of negative working capital, which includes the classification of $123.0 million of entrance fees and $4.6 million in tenant deposits as current liabilities as required by applicable accounting pronouncements. Based upon our historical operating experience, we anticipate that only approximately 9% to 12% of those entrance fee liabilities will actually come due, and be required to be settled in cash, during the next twelve months. We expect that any entrance fee liabilities due within the next twelve months will be fully offset by the proceeds generated by subsequent entrance fee sales. Entrance fee sales, net of refunds paid, provided $7.3 million of cash for the three months ended March 31, 2006.

On January 26, 2006, we completed a public offering of 3,450,000 shares of our common stock, including the underwriter’s over-allotment of 450,000 shares. The shares were priced at $26.60. The net proceeds of the offering, after deducting underwriting discounts, commissions and expenses, were approximately $89.8 million.

We plan to add additional units to our portfolio, primarily through the expansion of our existing communities. We currently have expansion projects in various stages of development relating to our communities. Many of these projects are under construction or are expected to begin construction during the next twelve months, and would increase our unit capacity over the next several years. These projects are expected to be financed through a combination of our cash investment, lessor and lender financing, and entrance fee sale proceeds (for certain projects).

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

We do not expect changes in interest rates to have a material effect on our income or cash flows in 2006, since 73.9% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

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

Cash Flow, Investing and Financing Activity

During the three months ended March 31, 2006, we experienced a positive net cash flow of $43.5 million. Net cash provided by operating activities was $9.6 million, net cash used by investing activities was $30.7 million and net cash provided by financing activities was $64.5 million. Our unrestricted cash balance was $84.2 million as of March 31, 2006, as compared to $40.8 million as of December 31, 2005. Primarily, cash was provided from improved operating results and strong entrance fee sales, and proceeds from our January public offering, while cash was used primarily for acquisitions and related investment, debt service and lease obligations, debt repayments, capital expenditures, taxes and working capital.

Net cash provided by operating activities was $9.6 million for the three months ended March 31, 2006 as compared to $11.9 million for the three months ended March 31, 2005, a decrease of $2.2 million. This decrease was the result of improved operational results partially offset by increased working capital requirements associated with recent acquisitions.

Net cash provided by entrance fee sales, net of refunds, increased $1.0 million for the three months ended March 31, 2006 as compared to March 31, 2005, as follows:

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Proceeds from entrance fee sales - deferred income	$8,789	$7,805

Cash flows from financing activities:
Proceeds from entrance fee sales - refundable portion	2,896	4,996
Refunds of entrance fee terminations	(4,370)	(6,517)

Net cash provided by entrance fee sales	$7,315	$6,284

This increase results primarily from increased occupancy at the Galleria Woods retirement center. We are focused on maintaining strong entrance fee sales for the remainder of 2006. Excluding the February 2005 acquisition of Galleria Woods, our existing entrance fee communities’ independent living units average 98% occupancy, and additional growth of entrance fee sales at these communities may become a function of the available inventory of vacant units.

We routinely make capital expenditures to maintain or enhance communities under our control. Our maintenance capital spending is primarily for refurbishing apartments and maintaining the quality of our communities. Capital spending for the three months ended March 31, 2006 was $14.0 million, including $4.0 million of maintenance capital spending and $10.0 million of capital expenditures related to development and expansion activities related to consolidated communities. Our expected fiscal 2006 maintenance capital spending is approximately $24.0 million. In addition, capital spending on expansion and development activities is expected to increase over the next twelve months. During the three months ended March 31, 2006, we invested $12.6 million in three joint ventures in which we have a partial ownership. Two of the joint ventures own four retirement centers and the other joint venture provides prescription services.

Net cash provided by financing activities was $64.5 million and $15.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively. During the three months ended March 31, 2006, we received proceeds of $89.8 million from the January 26, 2006 public offering of 3,450,000 shares of our common stock and $7.7 million from the proceeds of debt obligations. Furthermore, we repaid $33.4 million on various mortgages and made distributions to minority interest holders of $0.8 million. In connection with certain entrance fee communities, we made principal payments under master trust agreements of $0.2 million and paid $4.4 million in entrance fee obligations during the three months ended March 31, 2006.

Future Cash Commitments

The following tables summarize our total contractual obligations and commercial commitments as of March 31, 2006 (amounts in thousands):

	Payments Due by Twelve Months Ending March 31,
	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt obligations	$180,684	$16,227	$18,419	$26,368	$14,459	$30,093	$75,118
Capital lease and lease financing obligations	206,076	21,582	21,879	22,355	22,816	23,408	94,036
Operating lease obligations	684,535	68,687	69,198	68,519	69,567	70,160	338,404
Refundable entrance fee obligations(1)	85,434	9,398	9,398	9,398	9,398	9,398	38,444
Other	920	920	—	—	—	—	—
Total contractual obligations	1,157,649	116,814	118,894	126,640	116,240	133,059	546,002

Notes receivable and related interest(2)	(67,041)	(2,901)	(2,693)	(2,693)	(8,671)	(4,135)	(45,948)
Contractual obligations, net	$1,090,608	$113,913	$116,201	$123,947	$107,569	$128,924	$500,054

	Amount of Commitment Expiration Per Period
	Total	2007	2008	2009	2010	2011	Thereafter
Guaranties(3)	$37,836	$15,308	$7,041	$7,072	$440	$477	$7,498
Construction commitments	$54,617	38,109	16,508	—	—	—	—
Additional cash funding requirements(4)	$26,407	26,407	—	—	—	—	—
Total commercial commitments	$118,860	$79,824	$23,549	$7,072	$440	$477	$7,498

(1)
Future refunds of entrance fees are estimated based on historical payment trends. These refund obligations are offset by proceeds received from resale of the vacated apartment units. Historically, proceeds from resale of entrance fee units each year completely offset refunds paid and generate excess cash to us.

(2)	A portion of the lease payments noted in the above table is repaid to us as interest income on a note receivable from the lessor.
(3)
The mortgage debt we guarantee relates to a retirement center under a long-term operating lease agreement and to a free-standing assisted living community in which we have a joint venture interest. This amount also includes the guaranteed debt service payments under first mortgage financing in connection with the Cypress joint ventures entered into during the first quarter of 2006.

(4)
We have committed to fund the construction of a free-standing assisted living community for an unrelated non-profit entity. We will finance this commitment through internal sources and a $26.3 million construction loan from a commercial bank.

Critical Accounting Policies

Certain critical accounting policies are complex and involve significant judgments by our management, including the use of estimates and assumptions, which affect the reported amounts of assets, liabilities, revenues and expenses. As a result, changes in these estimates and assumptions could significantly affect our financial position or results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The significant and critical accounting policies used in the preparation of our financial statements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2005 and our consolidated financial statements and the notes thereto.

Risks Associated with Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Those forward-looking statements include all statements that are not historical statements of fact and those regarding the intent, belief or expectations of us or our management including, but not limited to, all statements concerning our anticipated improvement in operations and anticipated or expected cash flow; our expectations regarding trends in the senior living industry; the discussions of our operating and growth strategy; our expectations regarding the “mark-to-market” effect of resident turnover and the incremental operating margin from increasing occupancy at our free-standing assisted living communities; our liquidity and financing needs; our expectations regarding future entrance fee sales or increasing occupancy at our retirement centers or free-standing assisted living communities; our alternatives for raising additional capital and satisfying our periodic debt and lease financing obligations; the projections of revenue, income or loss, capital expenditures, interest rates and future operations; and the availability of insurance programs. All forward-looking statements involve risks and uncertainties including, without limitation, (i) the fact that we have generated losses prior to the fourth quarter of 2004, (ii) the risks associated with our financial condition and the fact that we have significant debt and lease obligations, (iii) the risk that we will be unable to improve operating results at our free-standing assisted living communities, sell our entrance fee units or increase our cash flow or generate expected levels of cash, (iv) the risk that alternative or replacement financing sources will not be available to us, (v) the risks associated with market conditions for the senior living industry, (vi) the risk of adverse changes in governmental reimbursement programs, including caps on certain therapy service reimbursements, (vii) the risks associated with the inability to successfully integrate acquired communities and new managed communities into our operations, (viii) the risk that we will be unable to obtain liability insurance in the future or that the costs associated with such insurance or related losses (including the costs of deductibles) will be prohibitive, (vix) the likelihood of further and tighter governmental regulation, (x) the risks and uncertainties associated with complying with new and evolving standards of corporate governance and regulatory requirements, as well as the costs and management time associated with these activities, (xi) the risk of rising interest rates, (xii) the risk that we will be unable to successfully complete and fill up certain community expansions or new developments, and (xiii) the risks and uncertainties set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure About Interest Rate Risk We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt, but not income or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair market value of the debt, but do affect future income and cash flows. We generally cannot prepay fixed-rate debt prior to maturity without penalty. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed-rate debt until we are required to refinance such debt. We have $77.8 million of variable-rate debt at March 31, 2006 of which a one percentage point increase in the market interest rate would result in an increase in interest expense for the coming year of approximately $0.8 million. A one percentage point decrease in the market interest rate would result in a decrease in interest expense for the coming year of approximately $0.8 million.

In addition, we have entered into an interest rate swap agreement with a major financial institution to manage our exposure to fluctuations in interest rates. The swap involves the receipt of a fixed rate interest payment in exchange for the payment of a variable rate interest payment without exchanging the notional principal amount. Under the agreement, we receive a fixed rate of 6.87% on the $32.7 million of debt and pay a floating rate stated by the swap agreement based upon LIBOR and a foreign currency index with a maximum rate of 8.12%.

We do not expect changes in interest rates to have a material effect on income or cash flows in 2006, since 73.9% of our debt has fixed rates. There can be no assurances, however, that interest rates will not significantly change and increase our future debt service costs.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	—	—	—	—
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	24,486(1)	—	—	—
Total	24,486	—	—	—

(1) On March 31, 2006, the forfeiture restrictions on 93,999 shares of restricted stock awarded to certain employees of the Company lapsed. The Company withheld and retired 24,486 of those shares to satisfy tax withholding requirements for these employees.

Item 6. Exhibits

10.1
Credit and Security Agreement dated as of February 28, 2006, between Cypress Dallas, L.P. and Cypress Ft. Worth, L.P. collectively, as borrowers, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and as a Lender

10.2
Credit and Security Agreement dated as of February 28, 2006, between Cypress Dallas, L.P. and Cypress Ft. Worth, L.P. collectively, as borrowers, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Administrative Agent and as a Lender

10.3
Amended and Restated Limited Liability Company Agreement, dated February 28, 2006, of Cypress Dallas & Ft. Worth JV, LLC, a Delaware limited liability company, by and between Dallas & Fort Worth Senior Housing, LLC, a Delaware limited liability company, and ARC Cypress, LLC, a Tennessee limited liabilty company, as members

10.4
Amended and Restated Limited Liability Company Agreement of Cypress Arlington & Leawood JV, LLC, a Delaware limited liability company, dated February 28, 2006 by and between Arlington & Leawood Senior Housing, LLC, a Delaware limited liability company, and ARC Cypress, LLC, a Tennessee limited liabilty company, as members

10.5
Purchase and Sale Agreement by and among Town Village Leawood, LLC, Town Village Arlington, L.P., Town Village Dallas, L.P., and Town Village Fort Worth, L.P., collectively as seller, and ARC Cypress LLC, a Tennessee limited liability company, as Purchaser, dated as of February 28, 2006

10.6	Asset Purchase Agreement, dated March 22, 2006, by and between Allen Park Two, Inc. and Allen Park Three, Inc., collectively as sellers and ARC Sweet Life Shawnee, LLC as Buyer

10.7
Asset Purchase Agreement, dated March 17, 2006, by and among Westport Holdings Bradenton, Limited Partnership, a Delaware limited partnership, Westport Nursing Bradenton, L.L.C, a Florida limited liability company, ARC Bradenton Management, Inc., a Tennessee corporation, and Senior Housing Partners III, L.P., a Delaware limited partnership

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

AMERICAN RETIREMENT CORPORATION

Date: May 5, 2006	By:	/s/ Bryan D. Richardson

Bryan D. Richardson Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)